Form 10-K/A
period 1994-12-31
SIZELER PROPERTY INVESTORS INC
filed 1995-04-03
CIK 805419

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                            AMENDMENT TO FORM 10-K/A
                               FILED PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934

                        SIZELER PROPERTY INVESTORS, INC.
            (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994 as set forth in the pages attached hereto:

ITEM 1. BUSINESS.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIZELER PROPERTY INVESTORS, INC.

Dated: April 3, 1995

                                                 /s/ Sidney W. Lassen
                                          By __________________________________
                                                     Sidney W. Lassen
                                                   Chairman of the Board
                                               (Principal Executive Officer)

                        SIZELER PROPERTY INVESTORS, INC.

                                AMENDMENT NO. 1
                                       TO
                            FORM 10-K FOR YEAR ENDED
                               DECEMBER 31, 1994

ITEM 1. BUSINESS.

  [ITEM 1, "EXECUTIVE OFFICERS" IS HEREBY AMENDED TO READ IN ITS ENTIRETY AS FOLLOWS:]

  EXECUTIVE OFFICERS.

  Sizeler Property Investors, Inc. (the "Company") is self-administered and does not engage a separate advisor or pay an advisory fee for administrative or investment services. Management of the Company is provided by its officers. The executive officers of the Company are elected annually by, and serve at the direction of, the Board of Directors. The executive officers of the Company are as follows:

   NAME                   AGE                      POSITION WITH COMPANY
   ----                   ---                      ---------------------
Sidney W. Lassen........   60 Chairman of the Board, Chief Executive Officer and Director
Thomas A. Masilla, Jr. .   48 Vice-Chairman and Director
Thomas S. Davidson......   60 President and Director
John J. Gilluly, Jr. ...   48 Vice President, Chief Financial Officer, Secretary and Treasurer

  All of the Company's executive officers have held their respective positions with the Company since its inception in 1986, with the exception of Mr. Gilluly, who was elected to the additional position of Secretary in 1993, and Mr. Masilla, who was elected to the position of Vice-Chairman in 1994.

  Mr. Lassen has been involved in the acquisition, development, management, and disposition of shopping centers and apartment properties for over 37 years. He has previously served as a trustee of the International Council of Shopping Centers, the national association for the shopping center industry. Mr. Lassen is a Chairman of the Board and Chief Executive Officer of Sizeler Realty Co., Inc. and a director of The Parkway Company and Hibernia Corporation. During 1991 and 1992, he also served as Chairman of the Board of Hibernia Corporation and Hibernia National Bank.

  Mr. Masilla, a certified public accountant, was a consultant to the Company from 1992 to 1994, has been a consultant to Sizeler Realty Co., Inc. since 1992 and has been a member of the Company's Board of Directors since 1986. Mr. Masilla has been a corporate executive and manager for more than 25 years, with extensive experience in commercial bank management.

  Mr. Davidson has been involved in the acquisition, development, management, and leasing, of real estate properties for approximately 17 years. He has extensive experience in commercial bank management and in the financing of real estate projects. He is also President of Sizeler Realty Co., Inc., and has served in that capacity since 1978.

  Mr. Gilluly, a certified public account, has over 20 years' experience in the real estate industry. He is also Executive Vice President of Sizeler Realty Co., Inc., and has served as its Chief Financial Officer since 1980. Prior to that, he served as its Vice President and Controller.