Form 10-Q
period 1995-03-31
SIZELER PROPERTY INVESTORS INC
filed 1995-05-15
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ----------

                                   FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to
                               ------------    -------------

                         Commission file number 1-9349

                       SIZELER PROPERTY INVESTORS, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                  72-1082589
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

 2542 WILLIAMS BOULEVARD, KENNER LOUISIANA                   70062
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (504) 471-6200

- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by Check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No
                                             -----   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                         -----   -----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              8,779,519 shares of Common Stock ($0.01 Par Value)
                     were outstanding as of May 12, 1995.

               Sizeler Property Investors, Inc. and Subsidiaries

                                     INDEX

                                                                     Page
                                                                     ----
Part I:  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                                3
             Consolidated Statements of Income                          4
             Consolidated Statements of Cash Flows                      5
             Notes to Consolidated Financial Statements               6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations            7-9

Part II: OTHER INFORMATION

     Item 1. Legal Proceedings                                         10

     Item 2. Changes in Securities                                     10

     Item 3. Defaults upon Senior Securities                           10

     Item 4. Submission of Matters to a Vote of Security Holders       10

     Item 5. Other Information                                         10

     Item 6. Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                             11


                                    PART I
                             FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,       December 31,
                                                                1995             1994
                                                             (unaudited)       (Note A)
                                                            ------------     ------------
ASSETS
Real estate investments:
  Land                                                      $ 47,634,000    $ 46,918,000
  Buildings and improvements, net of accumulated
   depreciation of $23,119,000 in 1995 and $21,309,000
   in 1994                                                   216,078,000     210,498,000
  Investment in real estate partnership                          970,000         973,000
                                                            ------------    ------------
                                                             264,682,000     258,389,000

Cash and cash equivalents                                      2,137,000       1,423,000
Accounts receivable and accrued revenue, net of allowance
 for doubtful accounts for $352,000 in 1995 and $321,000
 in 1994                                                       2,987,000       2,931,000
Prepaid expenses and other assets                              7,802,000       7,180,000
                                                            ------------    ------------
      Total Assets                                          $277,608,000    $269,923,000
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                                      $ 61,881,000    $ 42,139,000
Notes payable                                                 44,038,000      52,987,000
Accounts payable and accrued expenses                          2,905,000       4,119,000
Tenant deposits and advance rents                                860,000         845,000
Minority interest in real estate partnerships                    249,000         245,000
                                                            ------------    ------------
                                                             109,933,000     100,335,000
Convertible subordinated debentures                           62,878,000      62,878,000
                                                            ------------    ------------
      Total Liabilities                                      172,811,000     163,213,000
                                                            ------------    ------------
SHAREHOLDERS' EQUITY
Preferred stock, 3,000,000 shares authorized,
 none issued                                                          --              --
Common stock, par value $.01 per share, 15,000,000 shares
 authorized, shares issued and outstanding--8,927,319 in
 1995 and 8,922,819 in 1994                                       89,000          89,000
Additional paid-in-capital                                   127,248,000     127,199,000
Accumulated distributions in excess of net earnings          (22,356,000)    (20,551,000)
                                                            ------------    ------------
                                                             104,981,000     106,737,000
Treasury shares, at cost, 15,000 shares in 1995                 (157,000)             --
Unrealized loss on securities                                    (27,000)        (27,000)
                                                            ------------    ------------
      Total Shareholders' Equity                             104,797,000     106,710,000
                                                            ------------    ------------
      Total Liabilities and Shareholders' Equity            $277,608,000    $269,923,000
                                                            ============    ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                      1995           1994
                                                    --------       --------
OPERATING REVENUE
  Rents and other income                          $10,498,000    $ 7,732,000
  Equity in income of partnership                      22,000          9,000
                                                  -----------    -----------
                                                   10,520,000      7,741,000
                                                  -----------    -----------
OPERATING EXPENSES
  Management and leasing                              522,000        360,000
  Utilities                                           440,000        350,000
  Real estate taxes                                   788,000        499,000
  Operations and maintenance                        1,512,000      1,039,000
  Other operating expenses                            563,000        385,000
                                                  -----------    -----------
                                                    3,825,000      2,633,000
                                                  -----------    -----------

      INCOME FROM RENTAL OPERATIONS                 6,695,000      5,108,000
                                                  -----------    -----------
OTHER INCOME (EXPENSES)
  Interest and other income                             8,000         44,000
  Interest expense                                 (3,551,000)    (1,809,000)
  Administrative expenses                            (512,000)      (424,000)
                                                  -----------    -----------
                                                   (4,055,000)    (2,189,000)
                                                  -----------    -----------

      INCOME BEFORE DEPRECIATION, GAIN ON SALE
       OF REAL ESTATE AND OTHER SECURITIES          2,640,000      2,919,000
                                                  -----------    -----------

Depreciation                                       (1,945,000)    (1,314,000)
Gain on sale of investments in real estate
 companies and other securities                            --          8,000
                                                  -----------    -----------

      NET INCOME                                  $   695,000    $ 1,613,000
                                                  ===========    ===========

        Net income per share                      $       .08    $      0.18
                                                  ===========    ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          1995                1994
                                                                        --------            --------

OPERATING ACTIVITIES:
  Net income                                                          $   695,000         $ 1,613,000
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation                                                        1,945,000           1,314,000
    Gain on sale of real estate companies and other securities                 --              (8,000)
    Equity in depreciation of real estate partnership                      2,000              16,000
                                                                      -----------         -----------
                                                                        2,642,000           2,935,000
                                                                      -----------         -----------
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable and accrued revenue        (56,000)             53,000
    Increase in prepaid expenses and other assets                        (759,000)           (288,000)
    Increase in accounts payable and accrued expenses                  (1,214,000)         (1,043,000)
    Increase (decrease) in tenant deposits and advance rents               15,000             (51,000)
                                                                      -----------         -----------
                                                                       (2,014,000)         (1,329,000)
                                                                      -----------         -----------
      Net Cash Provided by Operating Activities                           628,000           1,606,000
                                                                      -----------         -----------
INVESTING ACTIVITIES:
  Improvements to and acquisitions of real estate investments          (8,103,000)         (3,124,000)
                                                                      -----------         -----------
      Net Cash Used In Investing Activities                            (8,103,000)         (3,124,000)
                                                                      -----------         -----------
FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes payable to banks      19,825,000           1,000,000
  Principal payments on mortgage notes payable and notes payable
   to banks                                                            (9,032,000)         (2,076,000)
  Cash dividends paid                                                  (2,500,000)         (2,403,000)
  Issuance of shares pursuant to Directors' Ownership Plan                 49,000                  --
  Purchases of treasury shares                                           (157,000)                 --
  Minority interest in real estate partnerships                             4,000              10,000
                                                                      -----------         -----------
      Net Cash Provided By (Used in) Financing Activities               8,189,000          (3,469,000)
                                                                      -----------         -----------
  Net increase (decrease) in cash and cash equivalents                    714,000          (4,987,000)
  Cash and cash equivalents at beginning of year                        1,423,000           6,299,000
                                                                      -----------         -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 2,137,000         $ 1,312,000
                                                                      ===========         ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1995

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The consolidated balance sheet at December 31, 1994, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Sizeler Property Investors, Inc., and its majority-owned subsidiaries and partnerships (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

REAL ESTATE INVESTMENTS: Real estate investments are carried at cost. Depreciation of buildings and improvements is provided by the straight-line method over the estimated useful lives of the assets, ranging from ten to forty years. Maintenance and repairs are expensed in the period incurred.

INVESTMENT IN REAL ESTATE PARTNERSHIP: An investment in a partnership for which the Company owns a 50% interest is accounted for by use of the equity method.

RENTAL INCOME: Rental income includes rents from shopping center and apartment properties. Minimum rents from shopping center leases are accounted for ratably over the term of the lease. Percentage rents are recognized based upon tenant sales that exceed specified levels. Tenant reimbursements are recognized as the applicable services are rendered or related expenses incurred.

INCOME TAXES: The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code and intends to maintain its qualification as a REIT in the future. Accordingly, no provision for federal or state income taxes was made.

A real estate investment trust is required to distribute to shareholders at least 95% of its ordinary taxable income. Taxable income differs from net income for financial reporting purposes principally because of differences in the method and timing of depreciation of the properties.

EARNINGS PER SHARE: Primary earnings per share is based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1995

NOTE A--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

were 8,924,000 and 8,902,000 for the three months ended March 31, 1995 and 1994, respectively.

Fully-diluted per share amounts are similarly computed, but include the effect, when dilutive, of the Company's common stock equivalents. The Company's outstanding debentures and options are excluded in these calculations for 1995 and 1994, due to their antidilutive effect.

NOTE B--MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. The respective book values of the mortgaged properties and related mortgage balances at March 31, 1995, are as follows:


            Interest        Maturity          Book         Mortgage
              Rate            Date            Value        Balance
            --------     --------------   ------------   ------------
              9.75%       Sept. 1, 1996   $  4,633,000   $  3,503,000
              9.00%        Mar. 1, 1997      3,151,000      2,255,000
              8.35%        Nov. 1, 1996     35,523,000     22,750,000
             10.88%        Dec. 1, 1999      4,607,000      3,583,000
              9.00%       Dec. 27, 1999      3,937,000      2,215,000
              9.47%        Feb. 1, 2000     17,934,000     12,025,000
              9.47%        Feb. 1, 2000     11,818,000      7,800,000
              8.25%        July 1, 2000     10,522,000      6,899,000
              9.00%       Nov. 10, 2000      3,896,000        271,000
              8.50%       July 15, 2003      4,326,000        580,000
                                          ------------    -----------
                                          $100,818,000    $61,881,000
                                          ============    ===========

NOTE C--ISSUANCE OF COMMON STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES

On March 7, 1994, the Company filed a shelf Registration Statement (Form S-3) with the Securities and Exchange Commission, pursuant to which it proposes to offer for sale, from time to time, convertible subordinated debentures, preferred stock, or common stock, with a cumulative public offering price of up to $150 million. To date, no securities have been issued pursuant to this Registration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1995 AND MARCH 1994.

    For the quarter ended March 31, 1995, funds from operations totalled $2.64 million, a decrease of $293,000 (10%) over the same period in 1994. Funds from operations is defined by the Company as net income, excluding gains (or losses)

RESULTS OF OPERATIONS

from sales of property and other non-operating extraordinary items, plus depreciation, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. During the first quarter of 1995, funds from operations were affected by several factors. The operating performance of the Company's real estate properties reflected overall growth in income from rental operations, in line with the Company's expectations. Rising interest rates, combined with a higher level of borrowings, resulted in increased interest expense, negatively impacting first quarter 1995 funds from operations.

     Operating revenue from all properties in the portfolio for the quarter ended March 31, 1995, compared to 1994, increased $2.8 million (36%), due principally to newly-acquired properties, and to a lesser extent, higher rental rates on properties which were a part of the Company's portfolio during both comparative periods. Revenue from shopping centers and apartments increased $1.6 million and $1.2 million respectively. Rental operating expenses of all properties increased $1.2 million (45%); rental operating expenses of shopping centers and apartments increased $676,000 and $516,000, respectively. Income from rental operations of all properties increased $1.6 million (31%); income from rental operations of shopping centers and apartments increased $901,000 and $687,000, respectively. Depreciation and amortization expense increased $631,000 (48%).

     Operating revenue from all properties owned during both comparable periods increased $331,000 (4%) in 1995, attributable to higher rental rates and higher average occupancies at certain of the Company's properties. Income from rental operations of these properties increased $181,000 (4%) for the quarter ended March 31, 1995, compared to 1994. At March 31, 1995, the Company's shopping center and apartment properties were 95% and 97% leased, respectively.

     Interest expense increased $1.7 million for the quarter ended March 31, 1995, compared to that of 1994, attributable to the following: (1) an increase of $880,000 in mortgage interest expense resulting from mortgage debt assumed in the third quarter of 1994 for the term financing of the North Shore Square Shopping Mall ($22.8 million principal amount at 8.35%); mortgage financing completed in the first quarter of 1995 on the Lafayette Square, Hampton Park, and Pine Bend Apartments ($19.8 million principal amount at 9.47%); and (2) $863 of interest expense on bank debt (average bank borrowings were approximately $48.5 million and $4.5 million, with an average rate of interest of 8.7% and 6.0% for the first quarter of 1995 and 1994, respectively).

     Administrative expenses, increased $88,000 (21%) for the quarter ended March 31, 1995, compared to 1994, principally attributable to increased costs incurred in connection with the evaluation of potential acquisitions, higher payroll costs, professional fees, and other administrative costs associated with the Company's increased portfolio size and capital structure.

     The decrease in net income between the quarters ended March 31, 1995 and 1994, in the aggregate and on a per-share basis, was principally attributable to increased depreciation expense relative to the Company's additional investments in real estate properties and higher interest expense resulting from increased borrowings and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The principal source of working capital for the Company is cash provided by operations. In addition, at March 31, 1995, the Company had a total of $78 million of unsecured credit lines from commercial banks, of which $34 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios. The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and
(v) normal repair and maintenance expenses at its properties, both in the short and long term.

     The national economy experienced rising interest rate levels during the last twelve months. As interest rates rise, the cost of the Company's borrowings from bank lines of credit also increase, since the interest charged on these lines is principally tied to floating rate indices, including the prime lending rate of certain national commercial banks. The Company utilizes its credit lines to temporarily finance the cost of acquiring real estate properties and capital improvements. The Company may, from time to time, refinance a part or all of its short-term bank debt with fixed-rate, term mortgage debt.

     As of March 31, 1995, eleven of the Company's properties, comprising approximately 36% of its gross investment in real estate, were subject to a total of $61.9 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remainder of the portfolio would be available, if determined appropriate, for additional debt financing.

     The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation, and non-operating items, quarterly dividends will typically be greater than net income and may, therefore, include a tax-deferred return of capital component. On May 5, 1995, the Company's Board of Directors declared a cash dividend with respect to the period January 1, 1995 through March 31, 1995, of $.28 per share, to shareholders of record as of May 24, 1995.

EFFECTS OF INFLATION

     Substantially all of the Company's retail leases contain provisions designed to provide the Company with a hedge against inflation. Most of the Company's retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. Also, the majority of the Company's retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to contribute towards property operating expenses, thereby reducing the Company's exposure to higher costs caused by inflation. Apartment leases are written for short terms, generally six to twelve months.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        There are no pending legal proceedings to which the Company is a party or to which any of its properties is subject, which in the opinion of management has resulted or will result in any materially adverse effect on the financial position of the Company.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the Company's Annual Meeting of Shareholders, held on May 11, 1995, the following matters were submitted for voting by the shareholders:

        (1) Election of two directors -- The shareholders elected Harold B. Judell and Richard L. Pearlstone to serve until the annual meeting of shareholders in 1998 and until their successors are duly elected and qualified (the terms of office of Thomas S. Davidson, Francis L. Fraenkel, Thomas A. Masilla, Jr., James W. McFarland, Sidney W. Lassen, and Theodore H. Strauss continued after the meeting).

                                      Votes                   Votes
        Directors                      For                  Withheld
        ---------                     -----                 --------
        Harold B. Judell           8,213,810.735           58,574.396
        Richard L. Pearlstone      8,235,479.411           36,905.720

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            27    Financial Data Schedule.

        (b) Reports on Forms 8-K

            None.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIZELER PROPERTY INVESTORS, INC.
                                               (Registrant)


                                      BY:   /s/ John J. Gilluly, Jr.
                                         ------------------------------
                                                John J. Gilluly, Jr.
                                             Vice President/Treasurer
                                              Principal Financial and
                                                Accounting Officer

Date: May 12, 1995