Form 10-Q
period 1995-06-30
SIZELER PROPERTY INVESTORS INC
filed 1995-08-14
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1995

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to _________________

                         Commission file number 1-9349

                       SIZELER PROPERTY INVESTORS, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 72-1082589
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA              70062
 (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area
code                                               (504) 471-6200

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

 Indicate by Check   whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [x]   No
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

              8,556,669 shares of Common Stock ($.01 Par Value) were outstanding as of August 9, 1995.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Page
                                                                      --------
Part I:  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                3
                  Consolidated Statements of Income                          4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Consolidated Financial Statements               6-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8-10

Part II: Other Information

         Item 1.  Legal Proceedings                                         11

         Item 2.  Changes in Securities                                     11

         Item 3.  Defaults upon Senior Securities                           11

         Item 4.  Submission of Matters to a Vote
                   of Security Holders                                      11

         Item 5.  Other Information                                         11

         Item 6.  Exhibits and Reports on Form 8-K                          11

Signatures                                                                  12


                                       2

                                    PART I
                             FINANCIAL STATEMENTS

Item 1.  Financial Statements

               Sizeler Property Investors, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                June 30,       December 31,
                                                  1995            1994
                                              ------------     ------------
     ASSETS
Real estate investments:
  Land                                        $ 47,671,000     $ 46,918,000
  Buildings and improvements, net of
   accumulated depreciation of $25,055,000
   in 1995 and $21,309,000 in 1994             217,320,000      210,498,000
  Investment in real estate partnership            971,000          973,000
                                              ------------     ------------
                                               265,962,000      258,389,000

Cash and cash equivalents                        1,103,000        1,423,000

Accounts receivable and accrued revenue,
 net of allowance for doubtful accounts
 of $440,000 in 1995 and $321,000 in 1994        2,963,000        2,931,000
Prepaid expenses and other assets                9,231,000        7,180,000
                                              ------------     ------------

              Total Assets                    $279,259,000     $269,923,000
                                              ============     ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                        $ 77,547,000     $ 42,139,000
Notes payable                                   31,784,000       52,987,000
Accounts payable and accrued expenses            4,650,000        4,119,000
Tenant deposits and advance rents                  959,000          845,000
Commitments and contingencies                           --               --
Minority interest in real estate
 partnerships                                      255,000          245,000
                                              ------------     ------------
                                               115,195,000      100,335,000
Convertible subordinated debentures             62,878,000       62,878,000
                                              ------------     ------------
              Total Liabilities                178,073,000      163,213,000
                                              ------------     ------------

SHAREHOLDERS' EQUITY
Preferred stock, 3,000,000 shares
 authorized, none issued                                --               --
Common stock, par value $.01 per share,
 15,000,000 shares authorized, shares
 issued and outstanding--8,929,069
 in 1995 and 8,922,819 in 1994                      89,000           89,000
Additional paid-in capital                     127,264,000      127,199,000
Accumulated distributions in excess of
 net earnings                                  (24,205,000)     (20,551,000)
                                              ------------     ------------
                                               103,148,000      106,737,000

Treasury shares, at cost, 193,500 shares
 in 1995                                        (1,955,000)              --
Unrealized loss on securities                       (7,000)         (27,000)
                                              ------------     ------------
              Total Shareholders' Equity       101,186,000      106,710,000
                                              ------------     ------------

              Total Liabilities and
                    Shareholders' Equity      $279,259,000     $269,923,000
                                              ============     ============


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                                    Quarter Ended June 30,    Six Months Ended June 30,
                                    ----------------------    -------------------------
                                      1995          1994         1995          1994
                                    -------       --------    ----------     ----------
OPERATING REVENUE

 Rents and other income           $10,580,000   $ 8,861,000   $21,078,000   $16,413,000
 Equity in income of partnership       31,000        21,000        53,000        30,000
                                  -----------   -----------   -----------   -----------
                                   10,611,000     8,702,000    21,131,000    16,443,000
                                  -----------   -----------   -----------    ----------
OPERATING EXPENSES
 Management & leasing fees            441,000       368,000       963,000       729,000
 Utilities                            457,000       416,000       896,000       766,000
 Real estate taxes                    790,000       618,000     1,578,000     1,117,000
 Operations & maintenance           1,567,000     1,237,000     3,084,000     2,276,000
 Depreciation & amortization        2,101,000     1,472,000     4,046,000     2,786,000
 Other operating expenses             596,000       445,000     1,155,000       829,000
                                  -----------   -----------   -----------    ----------
                                    5,952,000     4,556,000    11,722,000     8,503,000
                                  -----------   -----------   -----------    ----------

    INCOME FROM RENTAL OPERATIONS   4,659,000     4,146,000     9,409,000     7,940,000
                                  -----------   -----------   -----------    ----------
OTHER INCOME (EXPENSES)
 Interest & dividend income            16,000         7,000        24,000        51,000
 Interest expense                  (3,527,000)   (2,237,000)   (7,078,000)   (4,045,000)
 Administrative expenses             (527,000)     (440,000)   (1,039,000)     (865,000)
                                  -----------   -----------   -----------    ----------
                                    4,038,000     2,670,000     8,093,000     4,859,000
                                  -----------   -----------   -----------    ----------

    INCOME BEFORE GAIN ON SALE OF
     INVESTMENT SECURITIES            621,000     1,476,000     1,316,000     3,081,000
                                  -----------   -----------   -----------    ----------

Gain on sale of investment
 securities                                --            --            --         8,000
                                  -----------   -----------   -----------    ----------
                                           --            --            --         8,000
                                  -----------   -----------   -----------    ----------
   NET INCOME                     $   621,000   $ 1,476,000   $ 1,316,000    $3,089,000
                                  ===========   ===========   ===========    ==========
   Net income per share           $       .07   $      0.17   $      0.15    $     0.35
                                  ===========   ===========   ===========    ==========


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Six Months Ended June 30,
                                                        1995         1994
                                                    ------------ ------------

OPERATING ACTIVITIES:
 Net income                                         $ 1,316,000  $  3,089,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                        4,046,000     2,786,000
  Gain on sale of investment securities                      --        (8,000)
  Equity in depreciation of real estate partnership,
   net of minority interest depreciation                  2,000        20,000
  Changes in operating assets and liabilities:
   Increase in accounts receivable and accrued
    revenue                                             (32,000)      (37,000)
   Increase in prepaid expenses and other assets       (120,000)     (268,000)
   Increase in accounts payable and accrued
    expense                                             826,000     1,048,000
   Increase in tenant deposits and advance rents        114,000       289,000
                                                    -----------  ------------
    Net Cash Provided by Operating Activities         6,152,000     6,919,000
                                                    -----------  ------------
INVESTING ACTIVITIES:
 Acquisitions of real estate investments, net of
  debt assumed                                       (4,747,000)  (29,808,000)
 Improvements to real estate investments             (6,867,000)   (3,309,000)
                                                    -----------  ------------
    Net Cash Used In Investing Activities           (11,614,000)  (33,117,000)
                                                    -----------  ------------
FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable and notes
  payable to banks                                   35,825,000    29,500,000
 Principal payments on mortgage notes payable and
  notes payable to banks                            (21,620,000)   (3,154,000)
 Debt issuance costs and mortgage escrow deposits    (2,214,000)     (150,000)
 Cash dividends paid                                 (4,969,000)   (4,811,000)
 Issuance of shares pursuant to stock options/
  ownership plans                                        65,000       125,000

 Purchases of treasury shares                        (1,955,000)
 Minority interest in real estate partnerships           10,000        20,000
                                                    -----------  ------------
    Net Cash Provided By Financing
     Activities                                       5,142,000    21,530,000
                                                    -----------  ------------
 Net increase (decrease) in cash and cash
  equivalents                                          (320,000)   (4,668,000)
 Cash and cash equivalents at beginning of year       1,423,000     6,299,000
                                                    -----------  ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,103,000  $  1,631,000
                                                    ===========  ============

                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995

NOTES A--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended June 30,1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The consolidated balance sheet at December 31, 1994 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Sizeler Property Investors, Inc. and its majority-owned subsidiaries and partnerships (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

EARNINGS PER SHARE: Primary earnings per share is based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,791,000 and 8,909,000 for the three months ended

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995

NOTE A--SIGNIFICANT ACCOUNTING POLICIES (continued)

June 30, 1995 and 1994, respectively, and 8,857,000 and 8,905,000 for the six months ended June 30, 1995 and 1994, respectively.

Fully-diluted per share amounts are similarly computed, but include the effect, when dilutive, of the Company's common stock equivalents. The Company's outstanding debentures and options are excluded in these calculations for 1995 and 1994, due to their antidilutive effect.

NOTE B--MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. The respective book values of the mortgaged properties and related mortgage balances at June 30, 1995, are as follows:


      Interest       Maturity               Book              Mortgage
        Rate           Date                 Value             Balance
      --------    -------------        ------------         -----------
        9.75%     Sept. 1, 1996        $  4,605,000         $ 3,491,000
        8.35%     Nov.  1, 1996          35,304,000          22,750,000
        9.00%     Mar.  1, 1997           3,380,000           2,246,000
       10.88%     Dec.  1, 1999           4,587,000           3,576,000
        9.00%     Dec. 27, 1999           4,031,000           2,207,000
        9.47%     Feb.  1, 2000          18,318,000          12,025,000
        9.47%     Feb.  1, 2000          12,021,000           7,800,000
        8.35%     May   1, 2000          27,664,000          16,000,000
        8.25%     July  1, 2000          10,511,000           6,884,000
        8.50%     July 15, 2003           4,330,000             568,000
                                       ------------         -----------
                                       $100,818,000         $77,547,000
                                       ============         ===========

NOTE C--ISSUANCE OF COMMON STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES

On March 7, 1994, the Company filed a shelf Registration Statement (Form S-3) with the Securities and Exchange Commission, pursuant to which it may offer for sale, from time to time, convertible subordinated debentures, preferred stock, or common stock, with a cumulative public offering price of up to $150 million. To date, no securities have been issued pursuant to this Registration.

RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994.

     Operating revenue from all properties in the portfolio for the quarter ended June 30, 1995, compared to 1994, increased $1.9 million (22%), due principally to newly-acquired properties, and, to a lesser extent, higher rental rates on properties which were a part of the Company's portfolio during both comparative periods. Revenue from shopping centers and apartments increased $1.4 million and $499,000, respectively. Rental operating expenses of all properties increased $1.4 million (31%); rental operating expenses of shopping centers and apartments increased $968,000 and $428,000, respectively. Income from rental operations of all properties increased $513,000 (12%); income from rental operations of shopping centers and apartments increased $463,000 and $629,000, respectively. The reported increases in operating revenue, operating expenses, and income from rental operations were due principally to newly-acquired properties.

     Operating revenue from properties owned during both comparable periods increased $82,000 (1%) in 1995, attributable to higher rental rates and higher average occupancies at certain of the Company's properties. Income from rental operations of these properties decreased $151,000 (4%) for the quarter ended June 30, 1995, compared to 1994, primarily attributable to an increase in depreciation expense resulting from capital improvements completed at several of the Company's properties during 1994 and 1995. At June 30, 1995, the Company's shopping center and apartment properties were 96% and 97% leased, respectively.

     Interest expense increased $1.3 million for the quarter ended June 30, 1995, compared to that of 1994, attributable to the following: (1) an increase of $1.2 million in mortgage interest expense resulting from mortgage debt assumed in the third quarter of 1994 for the term financing of the North Shore Square Shopping Mall ($22.8 million principal amount at 8.35%); mortgage financing completed in the first quarter of 1995 on the Lafayette Square, Hampton Park, and Pine Bend Apartments ($19.8 million principal amount at 9.47%); and mortgage financing completed in the second quarter of 1995 on the Lakeview Club Apartments ($16.0 million principal amount at 8.35%); and (2) $129,000 of interest expense on bank debt (average bank borrowings were approximately $37.3 million and $17.8 million, with an average rate of interest of 8.2% and 7.0% for the second quarter of 1995 and 1994, respectively).

     Administrative expenses increased $87,000 (20%) for the quarter ended June 30, 1995, compared to 1994, principally attributable to increased payroll costs, professional fees, and other administrative costs associated with the Company's increased portfolio size and capital structure.

     Net income decreased between the quarters ended June 30, 1995 and 1994 in the aggregate and on a per-share basis. The decrease was attributable to an increase in income from rental operations principally offset by increased depreciation expense relative to the Company's additional investment in real estate properties and higher interest expense resulting from increased borrowings and higher interest rates.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994.

     Operating revenue from all properties in the portfolio for the six months ended June 30, 1995, compared to the same period in 1994 increased $4.69 million (29%), due principally to newly-acquired properties and, to a lesser extent, higher rental rates on properties which were a part of the portfolio during both comparable periods; revenue from shopping centers and apartments increased $2.99 million and $1.70 million, respectively; rental operating expenses of all properties increased $3.22 million (39%); rental operating expenses of shopping centers and apartments increased $1.97 million and $1.24 million, respectively; and income from rental operations of all properties increased $1.47 million (18%); income from rental operations of shopping centers and apartments increased $1.02 million and $458,000, respectively. The reported increases in operating revenue, operating expenses, and income from rental operations were due principally to newly-acquired properties.

     Operating revenue from properties owned during both comparable periods increased $411,000 (3%) in 1995, attributable to higher rental rates and higher average occupancies at several of the Company's properties. Rental operating expenses of these properties increased $592,000 (8%), due to higher maintenance and repair, payroll, insurance costs, and depreciation expense. Income from rental operations of these properties decreased $181,000 (2%) in the first six months of 1995, compared to the same period a year ago, principally attributable to the increase in depreciation expense resulting from capital improvements completed at several of the Company's properties during 1994 and 1995.

     Interest, dividend, and other income decreased $25,000 in the first six months of 1995, compared to the same period a year ago, due to the Company selling a portion of its investments in marketable securities in 1994.

     Interest expense increased $3.03 million (75%) for the six-month period ended June 30, 1995, compared to the same period in 1994, attributable to (1) an increase of $2.04 million in mortgage interest expense resulting from mortgage debt assumed in the third quarter of 1994 for the term financing of the North Shore Square Shopping Mall ($22.8 million principal amount at 8.35%); mortgage financing completed in the first quarter of 1995 on the Lafayette Square, Hampton Park, and Pine Bend Apartments ($19.8 million principal amount at 9.47%); and mortgage financing completed in the second quarter of 1995 on the Lakeview Club Apartments ($16.0 million principal amount at 8.35%); (2) $993,000 of interest expense on bank debt, due to higher average interest rates on borrowed funds used to finance new acquisitions (average borrowings were approximately $41.6 million and $14.6 million, with an average interest rate of 8.3% and 6.9%, for the 1995 and 1994 periods, respectively).

     Administrative expenses increased $174,000 (20%) in the six months ended June 30, 1995, as compared to the same period of 1994. The increase is principally attributable to the same factors described above in the three-month comparison.

     The decrease in net income between 1995 and 1994 is principally attributable to the same factors described above in the three-month comparison, and to a lesser degree, was affected by the recognition of an $8,000 (less than $.01 per share) gain on sale of the Company's investments in marketable securities in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures.

     At the beginning of 1995, the Company had $1.4 million of cash and cash equivalents and $78 million of bank lines of credit, of which $25 million was available. During the first six months of 1995, these lines of credit were increased to $95 million, of which $63.2 million was available as of June 30, 1995.

     Net cash flows from operating activities decreased $767,000 in the first six months of 1995 compared to 1994. The decrease was primarily attributable to the reduction in net income, offset by increased depreciation expense, as a result of the factors described in the previous section.

     Net cash flows used in investing activities decreased $21.5 million in 1995 from 1994. This decrease is attributable to a reduction in the Company's property acquisition program during the first six months of 1995 compared to 1994. In January 1995, the Company acquired the Jamestown Estates Apartments in Pensacola, Florida, at a cost of $4.75 million. During the first six months of 1994 the Company acquired additional land adjoining the Lantana Plaza Shopping Center and acquired the Lakeview Club Apartments at costs of $1.8 million and $27.6 million, respectively. The increase in the cost of improvements to real estate properties during 1995 was attributable to renovation programs at the Company's Southland Mall Shopping Center and Westward Shopping Center, both of which were substantially complete as of June 30, 1995.

     Net cash flows from financing activities decreased $16.4 million in 1995 from 1994, primarily attributable to a reduction in incremental borrowings related to the Company's acquisition program as described above. During the first six months of 1995, the Company mortgaged four of its apartment properties, three of which were for a combined loan amount of $19.8 million, and one for a loan amount of $16.0 million, at fixed rates of interest of 9.47% and 8.35%, respectively. Proceeds from the financings were used to pay down outstanding borrowings from the Company's bank lines of credit and to fund investing activities and other cash requirements. In connection with these mortgage financings, and a financing assumed subsequent to the second quarter of 1994, the Company paid $ 2.1 million in debt issuance costs and mortgage escrow deposits during 1995. In June, 1995, the Company paid off a mortgage loan encumbering one of its properties ($293,000 remaining principal balance). In February, 1995, the Company announced that its board of directors authorized a program pursuant to which it may repurchase up to an aggregate of $10 million of its common stock and convertible subordinated debentures. Pursuant to this program, the Company acquired 193,500 shares of its common stock at a cost of $1,955,000, during the first six months of 1995.

     As of June 30, 1995, eleven of the Company's properties, comprising approximately 45% of its gross investment in real estate, were subject to a total of $77.5 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remainder of the portfolio is available for additional debt financing, if determined appropriate. The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating the administrative expenses, (ii) debt service obligations,
(iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

     The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations. Because funds from operations excludes the deduction of non-cash charges, principally depreciation and non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On August 3, 1995, the Company's Board of Directors declared a cash dividend with respect to the period April 1, 1995 through June 30, 1995, of $.28 per share, payable to shareholders of record as of August 22, 1995, on September 5, 1995.

FUNDS FROM OPERATIONS

     Funds from operations is defined by the Company as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, nor is it indicative that cash flows are adequate to fund all cash needs. Funds from operations is not to be considered as an alternative to net income as defined by generally accepted accounting principles or to cash flows as a measure of liquidity. Real estate industry analysts utilize the concept of funds from operations as an important measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

     For the quarter ended June 30, 1995, funds from operations totalled $2.7 million, a decrease of $230,000 (8%), and for the six months ended June 30, 1995, $5.4 million, a decrease of $523,000 (8.9%), over the same respective periods in 1994. During the first six months of 1995, funds from operations was affected by several factors, as described above. The operating performance of the Company's real estate properties experienced overall growth in income from rental operations, in line with the Company's expectations. However, rising interest rates, combined with a higher level of borrowings, resulted in increased interest expense, and a negative impact on 1995 funds from operations.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              10A Severance Agreement between the Company and Thomas A. Masilla, Jr., dated June 1, 1995.

              10B Non-elective Deferred Compensation Agreement between the Company and Thomas A. Masilla, Jr., dated June 1, 1995.

              27   Financial Data Schedule.

         (b)  Reports on Form 8-K

              None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SIZELER PROPERTY INVESTORS, INC.
                                  -------------------------------------------
                                                 (Registrant)




                             BY:          /s/ John J. Gilluly, Jr.
                                  -------------------------------------------
                                             John J. Gilluly, Jr.
                                           Vice President/Treasurer
                                           Principal Financial and
                                             Accounting Officer



Date:  August 14, 1995
     ---------------------