Form 10-Q/A
period 1995-03-31
SIZELER PROPERTY INVESTORS INC
filed 1995-08-18
CIK 805419

                            _______________________

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            _______________________

                                  FORM 10-Q/A

                             AMENDMENT TO FORM 10-Q
                               Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934

                        SIZELER PROPERTY INVESTORS, INC.
             (Exact name of registrant as specified in its charter)


                                AMENDMENT NO. 1

          The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, as set forth in the pages attached hereto:

      Part I.

          Item 1.  Financial Statements.
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Part II.

          Item 6.  Exhibits and Reports on Form 8-K.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SIZELER PROPERTY INVESTORS, INC.


Dated:  August 17, 1995       By:
                                 -------------------------------------
                                 John J. Gilluly, Jr.
                                 Vice President/Secretary/Treasurer

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q/A


                                                                         PAGE
                                                                         ------
Part I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets                                    3
              Consolidated Statements of Income                              4
              Consolidated Statements of Cash Flows                          5
              Notes to Consolidated Financial Statements                   6-7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               8-10

Part II:  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              11

                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                          March 31,      December 31,
                                                         ----------     -------------
                                                            1995            1994
                                                         ----------     -------------

  ASSETS
Real estate investments:
 Land                                                    $ 47,634,000   $ 46,918,000
 Buildings and improvements, net of
  accumulated depreciation of $23,119,000
  in 1995 and $21,309,000 in 1994.                        216,078,000    210,498,000
 Investment in real estate partnership                        970,000        973,000
                                                         ------------   ------------
                                                          264,682,000    258,389,000

Cash and cash equivalents                                   2,137,000      1,423,000

Accounts receivable and accrued revenue,
 net of allowance for doubtful accounts
 of $352,000 in 1995 and $321,000 in 1994                   2,987,000      2,931,000
Prepaid expenses and other assets                           7,802,000      7,180,000
                                                         ------------   ------------
   Total Assets                                          $277,608,000   $269,923,000
                                                         ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                                   $ 61,881,000   $ 42,139,000
Notes payable                                              44,038,000     52,987,000
Accounts payable and accrued expenses                       2,905,000      4,119,000
Tenant deposits and advance rents                             860,000        845,000
Commitments and contingencies                                     ---            ---
Minority interest in real estate
 partnerships                                                 249,000        245,000
                                                         ------------   ------------
                                                          109,933,000    100,335,000
Convertible subordinated debentures                        62,878,000     62,878,000
                                                         ------------   ------------
   Total Liabilities                                      172,811,000    163,213,000
                                                         ------------   ------------

SHAREHOLDERS' EQUITY
Preferred stock, 3,000,000 shares
 authorized, none issued                                          ---            ---
Common stock, par value $.01 per share,
 15,000,000 shares authorized, shares
 issued and outstanding--8,927,319
 in 1995 and 8,922,819 in 1994                                 89,000         89,000
Additional paid-in capital                                127,248,000    127,199,000
Accumulated distributions in excess of
 net earnings                                             (22,356,000)   (20,551,000)
                                                         ------------   ------------
                                                          104,981,000    106,737,000
Treasury shares, at cost, 15,000 shares
 in 1995                                                     (157,000)           ---
Unrealized loss on securities                                 (27,000)       (27,000)
                                                         ------------   ------------
  Total Shareholders' Equity                              104,797,000    106,710,000
                                                         ------------   ------------
  Total Liabilities and
   Shareholders' Equity                                  $277,608,000   $269,923,000
                                                         ============   ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  QUARTER ENDED
                                     MARCH 31,
                                 1995         1994
                             -----------   -----------
OPERATING REVENUE
 Rents and other income      $10,498,000   $ 7,732,000
 Equity in income of
  partnership                     22,000         9,000
                             -----------   -----------
                              10,520,000     7,741,000
                             -----------   -----------


OPERATING EXPENSES

 Management and leasing          522,000       360,000
 Utilities                       440,000       350,000
 Real estate taxes               788,000       499,000
 Operations and maintenance    1,512,000     1,039,000
 Depreciation                  1,945,000     1,314,000
 Other operating expenses        563,000       385,000
                             -----------   -----------
                               5,770,000     3,947,000
                             -----------   -----------
      INCOME FROM RENTAL
      OPERATIONS               4,750,000     3,794,000
                             -----------   -----------


OTHER INCOME (EXPENSES)
 Interest and other income         8,000        44,000
 Interest expense             (3,551,000)   (1,809,000)
 Administrative expenses        (512,000)     (424,000)
                             -----------   -----------
                              (4,055,000)   (2,189,000)
                             -----------   -----------

     INCOME BEFORE GAIN ON
       SALE OF INVESTMENT
       SECURITIES              2,640,000     2,919,000
                              ----------   -----------

Gain on sale of investment
 securities                           --         8,000
                              ----------   -----------

     NET INCOME               $   695,000   $ 1,613,000
                              ===========   ===========

      NET INCOME PER SHARE    $       .08   $      0.18
                              ===========   ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1995          1994
                                                      ------------  ------------


OPERATING ACTIVITIES:
 Net income                                           $   695,000   $ 1,613,000
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation                                       1,945,000     1,314,000
     Gain on sale of real estate companies
       and other securities                                   ---        (8,000)
     Equity in depreciation of real estate
       partnership, net of minority interest
       depreciation                                         2,000        16,000


 Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable
         and accrued revenue                              (56,000)       53,000
       Decrease in prepaid expenses and other
         assets                                           125,000        16,000
       Increase in accounts payable and accrued
         expenses                                        (942,000)   (1,043,000)
       Increase (decrease) in  tenant deposits
         and advance rents                                 15,000       (51,000)
                                                      -----------   -----------
         NET CASH PROVIDED BY
           OPERATING ACTIVITIES                         1,784,000     1,910,000
                                                      -----------   -----------

INVESTING ACTIVITIES:
 Acquisitions of real estate investments               (4,747,000)   (2,033,000)
 Improvements to real estate investments               (3,628,000)   (1,316,000)
                                                      -----------   -----------
         NET CASH USED IN INVESTING ACTIVITIES         (8,375,000)   (3,349,000)
                                                      -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable and notes
   payable to banks                                    19,825,000     1,000,000
 Principal payments on mortgage notes payable
    and notes payable to banks                         (9,032,000)   (2,076,000)
 Debt issuance costs and mortgage escrow payments       (884,000)      (79,000)
 Cash dividends paid                                   (2,500,000)   (2,403,000)
 Issuance of shares pursuant to Ownership
   and option Plans                                        49,000            --
 Purchases of treasury shares                            (157,000)           --
 Minority interest in real estate
   partnerships                                             4,000        10,000
                                                      -----------   -----------
         NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                         7,305,000    (3,548,000)
                                                      -----------   -----------
 Net increase (decrease) in cash and cash
   equivalents                                            714,000    (4,987,000)
 Cash and cash equivalents at
 beginning of year                                      1,423,000     6,299,000
                                                      -----------   -----------
         CASH AND CASH EQUIVALENTS
           AT END OF PERIOD                           $ 2,137,000   $ 1,312,000
                                                      ===========   ===========

                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1995

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

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

MARCH 31, 1995

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

were 8,924,000 and 8,902,000 for the three months ended March 31, 1995 and 1994, respectively.

Fully-diluted per share amounts are similarly computed, but include the effect, when dilutive, of the Company's common stock equivalents. The Company's outstanding debentures and options are excluded in these calculations for 1995 and 1994, due to their antidilutive effect.


NOTE B -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. The respective book values of the mortgaged properties and related mortgage balances at March 31, 1995, are as follows:


Interest      Maturity         Book       Mortgage
Rate            Date          Value        Balance
----------  -------------  ------------  -----------

  9.75%     Sept. 1, 1996  $  4,633,000  $ 3,503,000
  8.35%     Nov. 1, 1996     35,523,000   22,750,000
  9.00%     Mar. 1, 1997      3,151,000    2,255,000
 10.88%     Dec. 1, 1999      4,607,000    3,583,000
  9.00%     Dec. 27, 1999     3,937,000    2,215,000
  9.47%     Feb. 1, 2000     17,934,000   12,025,000
  9.47%     Feb. 1, 2000     11,818,000    7,800,000
  8.25%     July 1, 2000     10,522,000    6,899,000
  9.00%     Nov. 10, 2000     3,896,000      271,000
  8.50%     July 15, 2003     4,326,000      580,000
                           ------------  -----------
                           $100,818,000  $61,881,000
                           ============  ===========

NOTE C -- ISSUANCE OF COMMON STOCK AND CONVERTIBLE SUBORDINATED DEBENTURES

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

RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1995, AND MARCH 31, 1994.

   Operating revenue from all properties in the portfolio for the quarter ended March 31, 1995, compared to 1994, increased $2.8 million (36%), due principally to newly-acquired properties and, to a lesser extent, higher rental rates on properties which were a part of the Company's portfolio during both comparative periods. Revenue from shopping centers and apartments increased $1.6 million and $1.2 million, respectively. Rental operating expenses of all properties increased $1.8 million (46); rental operating expenses of shopping centers and apartments increased $1.0 million and $816,000, respectively. Income from rental operations of all properties increased $1.0 million (25%); income from rental operations of shopping centers and apartments increased $570,000 and $388,000, respectively. The reported increases in operating revenue, operating expenses, and income from rental operations were due principally to newly-acquired properties.

  Operating revenue from properties owned during both comparable periods increased $331,000 (4%) in 1995, attributable to higher rental rates and higher average occupancies at certain of the Company's properties. Income from rental operations of these properties decreased $33,000 (1%) for the quarter ended March 31, 1995, compared to 1994, primarily attributable to an increase in depreciation expense resulting from capital improvements completed at several of the Company's properties during 1994 and 1995. At March 31, 1995, the Company's shopping center and apartment properties were 95% and 97% leased, respectively.

  Interest expense increased $1.7 million for the quarter ended March 31, 1995, compared to that of 1994, attributable to the following: (1) an increase of $880,000 in mortgage interest expense resulting from mortgage debt assumed in the third quarter of 1994 for the term financing of the North Shore Square Shopping Mall ($22.8 million principal amount at 8.35%); mortgage financing completed in the first quarter of 1995 on the Lafayette Square, Hampton Park, and Pine Bend Apartments ($19.8 million principal amount at 9.47%); and (2) $863 of interest expense on bank debt (average bank borrowings were approximately $48.5 million and $4.5 million, with an average rate of interest of 8.7% and 6.0% for the first quarter of 1995 and 1994, respectively.

  Administrative expenses increased $88,000 (21%) for the quarter ended March 31, 1995, compared to 1994, principally attributable to increased costs incurred in connection with the evaluation of potential acquisitions, higher payroll costs, professional fees, and other administrative costs associated with the Company's increased portfolio size and capital structure.

  Net income decreased between the quarters ended March 31, 1995 and 1994 in the aggregate and on a per-share basis. The decrease was attributable to an increase in income from rental operations, principally offset by increased depreciation expense relative to the Company's additional investment in real estate properties and higher interest expense resulting from increased borrowings and higher interest rates.

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

  Net cash flows from operating activities decreased by $126,000 in the first three months of 1995, compared to 1994. This decrease was principally attributable to the decrease in net income, as discussed above, offset by increased depreciation expense. Cash flows from changes in operating assets and liabilities included payment of six months' accrued interest on the Company's convertible subordinated debentures in both January 1995 and 1994. Other changes in operating assets and liabilities in 1995 from 1994 were primarily attributable to the growth of the Company's portfolio following the first quarter of 1994.

  Net cash flows used in investing activities increased $5.0 million in 1995 from 1994. This increase resulted primarily from the acquisition of an apartment property in January 1995, at a cost of approximately $4.75 million. Also during the first three months in 1995, approximately $3.6 million was expended in improvements to existing properties. During the first quarter of 1994, the Company acquired additional land adjoining one of its shopping centers, at a cost of $1.8 million, and expended $1.3 million for improvements to existing properties.

  Net cash flows from financing activities increased $10.9 million in 1995 from 1994. During the first quarter of 1995, the Company mortgaged three of its apartment properties for $19.8 million of term debt at a fixed rate of interest of 9.47%. Proceeds from this financing were used to pay down outstanding borrowings from the Company's bank lines of credit and to fund investing activities and other cash requirements. In connection with these mortgage financings, and a financing assumed subsequent to the second quarter of 1994, the Company paid $884,000 in debt issuance costs and mortgage escrow deposits during 1995. In February 1995, the Company announced that its Board of Directors authorized a program, pursuant to which it may repurchase up to an aggregate of $10 million of its common stock and convertible subordinated debentures. Pursuant to this program, the Company acquired 15,000 shares of its common stock at a cost of $157,000 during the first three months of 1995.

  As of March 31, 1995, eleven of the Company's properties, comprising approximately 36% of its gross investment in real estate, were subject to a total of $61.9 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remainder of the portfolio would be available for additional debt financing, if determined appropriate. The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and
(v) normal repair and maintenance expenses at its properties.

  The Company's current dividend policy is to pay quarterly dividends to
shareholders, based upon, among other factors, funds from operations.   Because
funds from operations excludes the deduction of non-cash charges, principally depreciation and non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On May 5, 1995, the Company's Board of Directors declared a cash dividend with respect to the period January 1, 1995 through March 31, 1995, of $.28 per share, payable on June 6, 1995, to shareholders of record as of May 24, 1995.

FUNDS FROM OPERATIONS

  Funds from operations is defined by the Company as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, nor is it indicative that cash flows are adequate to fund all cash needs. Funds from operations is not to be considered as an alternative to net income as defined by generally accepted accounting principles nor to cash flows as a measure of liquidity. Real estate industry analysts utilize the concept of funds from operations as an important measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

  For the quarter ended March 31, 1995, funds from operations totalled $2.64 million, a decrease of $293,000 (10%) over the same period in 1994. During the first quarter of 1995, funds from operations was affected by several factors, as described above. The operating performance of the Company's real estate properties reflected overall growth in income from rental operations, in line with the Company's expectations. However, rising interest rates, combined with a higher level of borrowings, resulted in increased interest expense, and a negative impact on 1995 funds from operations.

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

            (b)  Reports on Form 8-K

                 None.