Form 10-K/A
period 1994-12-31
SIZELER PROPERTY INVESTORS INC
filed 1995-08-21
CIK 805419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                FORM 10-K/A

                          AMENDMENT TO FORM 10-K

                             FILED PURSUANT TO

                    THE SECURITIES EXCHANGE ACT OF 1934

                        SIZELER PROPERTY INVESTORS, INC.

          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                              AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report/Form 10-K for the year ended December 31, 1994, as set forth in the pages attached hereto:

  Part I.

    Item 2.Properties.

    Item 5.Market for Registrant's Common Stock and Related Stockholder
    Matters.

    Item 6.Selected Financial Data.

    Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Part II.

    Item 8.Financial Statements and Supplementary Data.

  Part IV.

    Item 14. Exhibits, Financial Statements, and Report on Form 8-K (portions of this item are amended).

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.












                                          SIZELER PROPERTY INVESTORS, INC.


                                          BY: _____________________________

                                              John J. Gilluly , Jr.

                                              Vice
                                               President/Secretary/Treasurer


Dated: August 18, 1995

                            Page 1 of    Pages

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 2. PROPERTIES.

  As of December 31, 1994, the Company's real estate portfolio included interests in sixteen shopping centers and twelve apartment communities. The Company holds, directly, or indirectly through partnerships, a fee interest in all of its properties, with the exception of the Southwood Shopping Center in Gretna, Louisiana, and the Westland Shopping Center in Kenner, Louisiana, in which it holds its interests under long-term ground leases. Eight of the Company's properties were subject to mortgage loans at December 31, 1994.

  In the opinion of Management, all of the Company's properties are well-maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance. The Company does not presently maintain insurance coverage for environmental liabilities.

  The following table sets forth certain information concerning the Company's real estate investments as of December 31, 1994:

                                                                   PERCENT LEASED(E)
                                              GROSS LEASABLE AREA    DECEMBER 31,
                            YEAR    YEAR LAST  IN SQUARE FEET OR   -------------------
DESCRIPTION              COMPLETED  RENOVATED   RENTABLE UNITS       1994       1993
-----------              ---------- --------- -------------------    ----     --------
REGIONAL ENCLOSED MALLS
 (3)
 Hammond Square......... 1978         1992            355,449/s.f.       89%        90%
  (Hammond, Louisiana)                                425,853 (a)
 North Shore Square
  (b)(c)................ 1986          --             355,789            95%        --
  (Slidell, Louisiana)                                623,838/(a)
 Southland Mall (c)..... 1970, 1981   1994            472,694/           96%        96%
  (Houma, Louisiana)                                  583,242 (a)
POWER SHOPPING CENTERS
 (2)
 Lantana Plaza.......... 1993          --             276,050            97%        99%
  (Palm Beach County,
   Florida)
 Westward(d)............ 1961, 1990   1990            226,412            97%        94%
  (W. Palm Beach,
   Florida)
COMMUNITY SHOPPING CEN-
 TERS (11)
 Airline Park........... 1973         1986             71,368           100%       100%
  (Metairie, Louisiana)
 Azalea Gardens......... 1950         1986             45,032           100%       100%
  (Jefferson, Louisiana)
 Camelot Plaza.......... 1981          --              77,378            94%        93%
  (San Antonio, Texas)
 Colonial............... 1967         1987             43,230           100%        98%
  (Harahan, Louisiana)
 Delchamps Plaza (c).... 1989          --             72,673/           100%        98%
  (Gonzales, Louisiana)                               186,673 (a)
 Rainbow Square......... 1986          --              72,746/          100%        98%
  (Dunnellon, Florida)                                114,746 (a)
 Southwood (c).......... 1986          --              40,000            92%        90%
  (Gretna, Louisiana)
 Town & Country......... 1993          --             148,782            99%        99%
  (Palatka, Florida)
 Weeki Wachee Village... 1987          --              82,349           100%        88%
  (Weeki Wachee,
   Florida)
 Westgate............... 1964         1987            216,334            98%        97%
  (Alexandria,
   Louisiana)
 Westland............... 1966         1990            108,418           100%        96%
                                                  -----------      --------   --------
  (Kenner, Louisiana)
                                                    2,664,704            95%        95%
                                                  ===========      ========   ========
APARTMENTS (12)
 Bel Air................ 1968, 1974    --           202 units            99%       100%
  (Mobile, Alabama)
 Bryn Mawr.............. 1991          --           240 units           100%        95%
  (Naples, Florida)
 Colonial Manor......... 1967         1992           48 units            98%       100%
  (Harahan, Louisiana)
 Garden Lane (c)........ 1966, 1968    --           261 units            98%       100%
  (Gretna, Louisiana)    1971, 1972
 Georgian (c)........... 1951         1993          135 units            99%        99%
  (New Orleans,
   Louisiana)
 Hampton Park........... 1977          --           300 units            90%        95%
  (Mobile, Alabama)
 Lafayette Square....... 1969, 1972    --           675 units            92%        94%
  (Mobile, Alabama)
 Lakeview Club (b)...... 1992          --           443 units            98%        --
  (Ft. Lauderdale,
   Florida)
 Magnolia Place (c)..... 1984          --           148 units            95%        94%
  (New Iberia,
   Louisiana)
 Pine Bend.............. 1979          --           152 units            99%        96%
  (Mobile, Alabama)
 Steeplechase (c)....... 1982          --           192 units            98%        99%
  (Lafayette, Louisiana)
 Woodcliff.............. 1977          --           184 units            99%        99%
                                                  -----------      --------   --------
  (Pensacola, Florida)
                                                  2,980 units            96%        97%
                                                  ===========      ========   ========

--------
(a) The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. The Hammond Square Mall and the Southland Mall have stores owned by Dillard Department Stores, Inc., comprising 70,404 s.f. and 110,548 s.f. of space, respectively; the North Shore Square Mall has stores owned by Maison Blanche, Mervyn's, and Dillard Department Stores, Inc., comprising 115,776 s.f., 75,319 s.f., and 76,954 s.f. of space, respectively; the Delchamps Plaza and the Rainbow Square Shopping Centers have stores owned by Wal-Mart Stores, Inc., comprising 114,000 s.f. and 42,000 s.f., respectively.
(b) Information is not provided for December 31, 1993, with respect to these properties because they were not acquired until 1994.
(c) The Company has a 99% partnership interest in North Shore Square Mall, Southland Mall, Delchamps Plaza, Magnolia Place Apartments, Steeplechase Apartments, Garden Lane Apartments, and Georgian Apartments. The Company has a 50% partnership interest in Southwood Shopping Center.
(d) Percent leased for the Westward Shopping Center has been computed so as to give effect to a lease for the addition of a new 20,450 s.f. tenant and reconfiguration of a part of the shopping center, resulting in a net increase in the property's total leasable area of approximately 6,900 s.f.
(e) Percent leased is computed as the ratio of total space leased, including anchor stores, to total leasable space, expressed as a percentage. The computation excludes owner-occupied stores in which the Company has no ownership interest.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company's shares of common stock ("shares") and its 8% convertible subordinated debentures are listed for trading on the New York Stock Exchange under the symbol "SIZ" and "SIZ 03," respectively.

  The following table sets forth the high and low sales of the shares for the periods indicated, as reported by the New York Stock Exchange, and the dividends paid per share in such periods.

                                                                       DIVIDENDS
1993                                                   HIGH    LOW       PAID
----                                                   ----    ----    ---------
1st Quarter........................................... $14 1/2 $10 7/8   $0.26
2nd Quarter...........................................  15 1/2  12 1/2    0.26
3rd Quarter...........................................  15 1/8   13       0.26
4th Quarter...........................................  14 3/4  11 1/2    0.27
1994
----
1st Quarter........................................... $13 7/8 $12 7/8   $0.27
2nd Quarter...........................................  13 1/2  12 3/8    0.27
3rd Quarter...........................................   13     12 3/8    0.28
4th Quarter...........................................  12 1/4  10 1/2    0.28

  As of March 1, 1995, there were 445 individually-listed owners of record of the Company's shares of common stock. Approximately 82% of the Company's outstanding shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company ("DTC"), under which securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations are registered.

  The Company has paid dividends in each quarter since its inception as a publicly-owned company in 1987, with a cumulative total of approximately $46 million paid to shareholders over this time period. On August 1, 1994, the Board of Directors approved an increase in its cash dividend to an indicated annual rate of $1.12 per share. Cash dividends paid to shareholders in 1994 amounted to 85.2% of 1994 funds from operations, computed on the basis of primary shares outstanding.

  Under the REIT rules of the Internal Revenue Code, the Company must pay at least 95% of its ordinary taxable income as dividends in order to avoid taxation as a regular corporation. The declaration of dividends is a discretionary decision of the Board of Directors and depends upon the Company's distributable funds, financial requirements, tax considerations, and other factors. A portion of the Company's dividends paid may be deemed either capital gain income or a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividends paid.

  The federal income tax status of dividends per share paid for the five years ended December 31 was as follows:

                                                   1994  1993  1992  1991  1990
                                                   ----- ----- ----- ----- -----
Ordinary Income................................... $0.72 $0.59 $0.53 $0.64 $0.54
Return of Capital.................................  0.38  0.43  0.46  0.34  0.66
Capital Gain .....................................    --  0.03  0.02  0.02  0.36
                                                   ----- ----- ----- ----- -----
  Total........................................... $1.10 $1.05 $1.01 $1.00 $1.56
                                                   ===== ===== ===== ===== =====

  The Company has a dividend reinvestment plan pursuant to which the Company's shareholders of record may use their dividends to purchase additional shares. The Company acquires shares for the plan by open market purchases. Brokerage commissions on all such purchases are paid by the Company and are not charged to plan participants.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth selected consolidated financial data (in thousands except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein.

                                          YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                   1994      1993      1992     1991     1990
                                 --------  --------  --------  -------  -------
OPERATING DATA(1)
 Operating Revenue
  Rents and other income.......  $ 36,621  $ 25,005  $ 14,786  $10,994  $10,985
  Equity in income of
   partnership.................        75        72        88       75       --
                                 --------  --------  --------  -------  -------
                                   36,696    25,077    14,874   11,069   10,985
                                 --------  --------  --------  -------  -------
 Operating Expenses
  Rental operating expenses....    19,496    13,035     7,565    5,773    5,182
                                 --------  --------  --------  -------  -------
   INCOME FROM RENTAL
    OPERATIONS.................    17,200    12,042     7,309    5,296    5,803
                                 --------  --------  --------  -------  -------
 Other Income (Expenses)
  Interest and dividend income
   ............................        82     1,240       270      455      634
  Interest expense.............   (10,248)   (7,529)   (3,807)  (2,869)  (3,147)
  Administrative expenses......    (1,886)   (1,698)   (1,149)    (820)    (659)
                                 --------  --------  --------  -------  -------
                                  (12,052)   (7,987)   (4,686)  (3,234)  (3,172)
                                 --------  --------  --------  -------  -------
   INCOME BEFORE GAIN (LOSS) ON
    SALE OF REAL ESTATE........     5,148     4,055     2,623    2,062    2,631
                                 --------  --------  --------  -------  -------
 Gain (Loss) on Sale of Real
  Estate Investments and Costs
  Associated with Proposed Real
  Estate Investment............         8       285      (528)    (268)    (243)
                                 --------  --------  --------  -------  -------
   INCOME BEFORE EXTRAORDINARY
    ITEM ......................     5,156     4,340     2,095    1,794    2,388
 Extraordinary Item--early
  extinguishment of debt.......        --    (1,611)       --       --       --
                                 --------  --------  --------  -------  -------
   NET INCOME..................  $  5,156  $  2,729  $  2,095  $ 1,794  $ 2,388
                                 ========  ========  ========  =======  =======
Funds From Operations (2)......  $ 11,512  $  8,314  $  5,320  $ 4,174  $ 4,585
Net Cash Provided By (Used In):
 Operating Activities..........    10,557     9,767     4,633    4,353    3,744
 Investing Activities..........   (52,748)  (59,510)  (33,277)  (4,192)  11,884
 Financing Activities..........    37,315    54,465    19,311   10,289   18,098
Dividends Paid ................  $  9,806  $  7,181  $  4,784  $ 3,229  $ 5,337
Per Share Data
 Net income ...................  $   0.58  $   0.37  $   0.44  $  0.52  $  0.70
 Dividends paid................  $   1.10  $   1.05  $   1.01  $  1.00  $  1.56
Weighted Average Shares
 Outstanding ..................     8,914     7,346     4,736    3,429    3,423
                                             AS OF DECEMBER 31,
                                 ----------------------------------------------
                                   1994      1993      1992     1991     1990
                                 --------  --------  --------  -------  -------
BALANCE SHEET DATA
 Gross Investment in Real
  Estate(3)....................  $279,698  $203,529  $137,047  $93,692  $85,730
 Total Assets..................   269,923   202,904   132,178   97,990   82,310
 Mortgage Notes Payable........    42,139    19,704    41,572   29,903   25,850
 Notes Payable ................    52,987     5,000    24,113     ----     ----
 Convertible Subordinated
  Debentures ..................    62,878    62,955      ----     ----     ----
 Total Liabilities ............   163,213    91,737    67,032   30,219   26,851
 Shareholders' Equity..........   106,710   111,167    65,146   67,771   55,459

-------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding factors, such as property acquisitions and dispositions and other transactions, which have affected operating performance during the periods 1992 through 1994.

(2) Funds from operations is defined by the Company as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. (See Consolidated Statements of Cash Flows of the consolidated financial statements and notes, thereto included herein.) Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, nor is it indicative that cash flows are adequate to fund all cash needs. Funds from operations is not to be considered as an alternative to net income as defined by generally accepted accounting principles or to cash flows as a measure of liquidity. Real estate industry analysts utilize the concept of funds from operations as an important measure of a REIT's financial performance. The Company considers funds from operation in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.
(3) Gross investment is initial purchase price plus costs capitalized subsequent to acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Overview

  During 1993 and 1994, the Company made eight property acquisitions, consisting of three shopping centers and five apartment communities, at a total investment of approximately $132 million (purchase price plus capitalized costs). Operating revenue and income from rental operations for these years increased as a result of these acquisitions.

  Funds from operations is defined by the Company as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Real estate industry analysts utilize the concept of funds from operations as an important measure of a REIT's financial performance. The Company's dividend policy is also based, in part, on the concept of funds from operations.

  The Company's real estate investment portfolio is composed of shopping center and apartment properties. It is the Company's intention to achieve a balanced portfolio of these two property types. During 1993 and 1994, the Company added to its portfolio approximately 780,000 s.f. of retail space, at a cost of $61 million, and over 1,800 apartment units, at a cost of $71 million. As of December 31, 1994, approximately 66% of the Company's real estate investment portfolio, or $185 million, consisted of shopping centers, and approximately 34%, or $95 million, consisted of apartments.

  The following table provides certain information with respect to income from operations of the Company's shopping center and apartment properties:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                              1994  1993  1992
                                                              ----- ----- -----
      OPERATING REVENUES:
        Shopping Centers..................................... $21.3 $15.8 $13.6
        Apartments...........................................  15.4   9.3   1.3
                                                              ----- ----- -----
                                                               36.7  25.1  14.9
                                                              ----- ----- -----
      OPERATING EXPENSES:
        Shopping Centers.....................................  10.8   8.2   6.9
        Apartments...........................................   8.4   4.6   0.6
                                                              ----- ----- -----
                                                               19.2  12.8   7.5
                                                              ----- ----- -----
      INCOME FROM RENTAL OPERATIONS:
        Shopping Centers.....................................  10.5   7.6   6.7
        Apartments...........................................   7.0   4.7   0.7
                                                              ----- ----- -----
                                                              $17.5 $12.3 $ 7.4
                                                              ===== ===== =====

RESULTS OF OPERATIONS

 Comparison of the years ended December 31, 1994 and 1993.

  For the year ended December 31, 1994, results of oeprations reflected increases over corresponding 1993 amounts resulting primarily from the Company's acquisition of properties during 1993 and 1994, as shown below:

                                                               GROSS INVESTMENT
                                                              (A) (IN MILLIONS)
                                                              ------------------
                                                              1994  1993  TOTAL
                                                              ----- ----- ------
      Shopping Centers....................................... $34.9 $26.8 $ 61.7
      Apartments.............................................  28.2  42.5   70.7
                                                              ----- ----- ------
        TOTAL................................................ $63.1 $69.3 $132.4
                                                              ===== ===== ======

--------
(a) Gross investment is initial purchase price plus costs capitalized subsequent to acquisition.

  Operating revenue from all properties in the portfolio for the year ended December 31, 1994, compared to 1993, increased by $11.62 million (46%), due principally to newly-acquired properties and, to a lesser extent, higher rental rates on properties which were a part of the portfolio during both comparative periods. Revenue from shopping centers and apartments increased by $5.52 million and $6.10 million, respectively. Rental operating expenses of all properties increased by $6.35 million (50%); rental operating expenses of shopping centers and apartments increased $2.53 million and $3.83 million, respectively. Income from rental operations of all properties increased $5.20 million (42%); income from rental operations of shopping centers and apartments increased $2.90 million and $2.30 million, respectively. The reported increases in operating revenue, operating expenses, and income from rental operations were due principally to newly-acquired properties.

  Operating revenue and expenses from shopping center and apartment properties owned during both comparable periods each increased 5%, in 1994, compared to 1993. As a result, income from rental operations from these properties increased 5% over the same period a year ago. Management attributes this increase in income from rental operations to higher rental rates and higher average occupancies throughout 1994.

  Interest, dividend, and other income decreased $1.16 million for the year 1994, compared to 1993. This decrease is due principally to the Company fully investing, by the end of 1993, all funds derived from its May 1993 public offering in income-producing properties and debt repayments, which were partially invested in short-term, interest-bearing securities during 1993; and also due to the sale of the Company's investments in real estate companies during the first quarter of 1993.

  Interest expense increased $2.72 million (36%) for the year ended December 31, 1994, compared to 1993, attributable to the following: (1) an increase of $1.83 million in interest expense on the convertible subordinated debentures issued on May 13, 1993; (2) an increase of $1.91 million in interest expense on bank debt, due to higher average borrowings to fund acquisitions and capital improvements, and higher interest rates (average borrowings were approximately $32.5 million and $8.5 million, with a weighted average interest rate of 7.73% and 6.10% in 1994 and 1993, respectively). These increases in interest expense were partially offset by lower mortgage interest expense of $1.02 million, attributable to the repayment of $28.6 million of mortgage debt, and the repayment of $24.1 million of bank debt, both with the proceeds of the May 1993 public offering.

  General and administrative expenses increased by $188,000 (11%) in 1994, compared to 1993. The increase is primarily due to increased costs incurred in connection with the evaluation of potential acquisitions, higher payroll costs, professional fees, and other administrative costs associated with the Company's increased portfolio size and capital structure.

  The comparison of net income between 1994 and 1993 was additionally affected by the recognition of: (1) $1.6 million of costs associated with the early extinguishment of secured mortgage debt in 1993; and (2) an $8,000 gain on the sale of the Company's available-for-sale investment securities in 1994, compared to $285,000 in 1993 from sale of investments in real estate companies.

 Comparison of the years ended December 31, 1993 and 1992.

  For the year ended December 31, 1993, results of operations reflected increases over corresponding 1992 amounts. The increase in operating results is primarily attributable to the Company's acquisition of properties during 1992 and 1993, as shown below:

                                                               GROSS INVESTMENT
                                                                (IN MILLIONS)
                                                              ------------------
                                                              1993  1992  TOTAL
                                                              ----- ----- ------
      Shopping Centers....................................... $24.2 $22.7 $ 46.9
      Apartments.............................................  40.1  19.2   59.3
                                                              ----- ----- ------
        TOTAL................................................ $64.3 $41.9 $106.2
                                                              ===== ===== ======

  Operating revenue from all properties in the portfolio for the year ended December 31, 1993, compared to 1992, increased by $10.20 million (69%), due principally to newly-acquired properties and, to a lesser extent, higher rental rates on properties which were a part of the portfolio during both comparative periods. Revenue from shopping centers and apartments increased by $2.20 million and $8.00 million, respectively. Rental operating expenses of all properties increased by $5.30 million (71%); rental operating expenses of shopping centers and apartments increased $1.30 million and $4.00 million, respectively. Income from rental operations of all properties increased $4.90 million (66%); income from rental operations of shopping centers and apartments increased $910,000 and $4.00 million, respectively. The reported increases in operating revenue, operating expenses, and income from rental operations were due principally to newly-acquired properties.

  Operating revenue and expenses from shopping center and apartment properties owned during both comparable periods increased 1% and 8%, respectively, in 1993, compared to 1992. As a result, income from rental operations reflected a decrease of approximately 7%, primarily attributable to an increase in depreciation expense resulting from capital improvements at several of the Company's properties during 1993 and 1992.

  Interest and dividend income increased $970,000 for the year 1993, compared to 1992, due principally to the investment of funds (derived from the Company's May 1993 public offering) in short-term, interest-bearing securities during the remainder of 1993. The increase in interest income was partially offset by lower dividend income as a result of the sale of the Company's investments in real estate companies during the first quarter of 1993.

  Interest expense increased $3.72 million (98%) for the year ended December 31, 1993, compared to 1992, attributable to: (1) $3.20 million of interest expense on the convertible subordinated debentures issued on May 13, 1993; (2) $646,000 of interest expense on mortgage loans for the term financing of the following properties:

    --Camelot Plaza Shopping Center ($2.3 million principal amount at
     9.0%),

    --Bel Air Apartments ($2.9 million principal amount at an average rate of 8.3%),

    --Garden Lane Apartments ($2.5 million principal amount at an average rate of 8.4%),

    --Pine Bend Apartments ($2.4 million principal amount at 8.25%),

    --Steeplechase Apartments ($2.3 million principal amount at 9.0%),

    --Bryn Mawr Apartments ($7.0 million principal amount at 8.25%);

and (3) a reduction in interest expense on bank debt of $126,000, due to lower average borrowings to fund new acquisitions, and slightly lower interest rates (average borrowings were approximately $8.5 million and $11.2 million, with a weighted average interest rate of 6.10% and 6.50%, in 1993 and 1992, respectively). The Company repaid $28.6 million of mortgage debt and $24.1 million of bank debt from the proceeds of the May 1993 public offering.

  General and administrative expenses increased by $549,000 (48%) in 1993, compared to 1992. The increase is principally attributable to costs incurred in connection with the evaluation of potential acquisitions and other administrative costs associated with the Company's increased portfolio size and capital structure.

  The comparison of net income between 1993 and 1992 was additionally affected by the recognition of: (1) $1.6 million of costs associated with early extinguishment of secured mortgage debt, (2) $610,000 of costs unrelated to real estate operations in 1992, and (3) $285,000 gain on the sale of the Company's investments in real estate companies in 1993, compared to $82,000 in 1992.

LIQUIDITY AND CAPITAL RESOURCES

  The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At December 31, 1994, the Company had $1.4 million of cash and cash equivalents, and commitments for a total of $78 million of bank lines of credit, of which $25 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

  Net cash flows from operating activities increased $790,000 in 1994 from 1993, and $5.1 million in 1993 from 1992. These increases were primarily attributable to increases in income from rental operations, net of increases in other expenses, as discussed above. Changes in operating assets and liabilities from 1992 to 1994 were primarily attributable to the growth in the Company's investment portfolio, and from 1992 to 1993, accrued interest on the Company's convertible subordinated debentures.

  Net cash flows used in investing activities decreased $6.8 million in 1994 and 1993, attributable to a decrease in the addition of investment properties, offset by an increase in improvements to existing properties. In 1994, the Company acquired an apartment community and a shopping center for $39.0 million (net of $22.8 million debt assumed), and additional land adjoining three of its existing shopping centers at combined costs of $2.5 million. The increase in costs of improvements to real estate properties during 1994 was primarily attributable to renovation programs at two of the Company's shopping centers and certain existing apartment properties. In connection with the renovation of the shopping centers, the Company entered into noncancelable construction contracts with non-affiliated companies, for contract amounts totaling $5.0 million. Each contract was approximately 50% complete, on a cost basis, at December 31, 1994. Anticipated sources of funds to complete the renovation programs in progress include cash provided by operating activities and proceeds from issuance of debt, including borrowings from bank credit lines.

  During 1993, the Company acquired two shopping centers and four apartment properties for approximately $58 million, net of $6.9 million of debt assumed. In 1992, the Company acquired two shopping centers and five apartments properties for approximately $28 million, net of $12 million of debt assumed.

  Net cash flows provided by financing activities decreased $17.1 million in 1994 from 1993 and increased $35.1 million in 1993 from 1992. These changes were primarily attributable to the net effect of the refinancings and repayment of debt in connection with the Company's May 1993 public offering of 4 million shares of common stock and $65 million convertible subordinated debentures. Substantially all of the costs of investing activities during 1994 was funded by borrowings from bank credit lines and the assumption of existing mortgage debt with respect to property acquired.

  As of December 31, 1994, eight of the Company's properties, comprising approximately 26% of its gross investment in real estate, were subject to a total of $42.1 million in mortgage debt, all of which bears a fixed rate of interest for a fixed terms. The remainder of the portfolio may be available for additional debt financing, if determined appropriate. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

  The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation, and non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On August 1, 1994, the Company's board of directors declared an increase in the cash dividend to $.28 per share, or an indicated annual rate of $1.12 per share. On March 8, 1995, the Company paid a cash dividend with respect to the period October 1, 1994 through December 31, 1994 of $.28 per share, to shareholders of record as of February 22, 1995.

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

  For the year ended December 31, 1994, funds from operations totalled $11.51 million, an increase of $3.2 million (39%) over 1993. Funds from operations increased from $5.32 million in 1992 to $8.31 million in 1993, an increase of $2.99 million (56%) over 1992.

  The increases in funds from operations in 1993 and 1994 resulted primarily from the Company's acquisition of properties during 1992 through 1994.

EFFECTS OF INFLATION

  Substantially all of the Company's retail leases contain provisions designed to provide the Company with a hedge against inflation. Most of the Company's retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. Also, the majority of the Company's retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to contribute to property operating expenses, thereby reducing the Company's exposure to higher costs caused by inflation. Apartment leases are written for short terms, generally six to twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's Consolidated Balance Sheets as of December 31, 1994 and 1993, and its Consolidated Statements of Income, Shareholders' Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 31, 1994, 1993, and 1992, together with the Report of Independent Auditors thereon, are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) (1) FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Auditors.............................................  16
Consolidated Balance Sheets as of December 31, 1994 and 1993...............  17
Consolidated Statements of Income for the years ended December 31, 1994,
 1993, and 1992............................................................  18
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1994, 1993, and 1992.........................................  19
Consolidated Statements of Cash Flows for the years ended December 31,
 1994, 1993, and 1992......................................................  20
Notes to Consolidated Financial Statements.................................  21

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Sizeler Property Investors, Inc.

  We have audited the accompanying consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sizeler Property Investors, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Jackson, Mississippi
February 3, 1995
(except for Note J, as to which the date is March 8, 1995)

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1994          1993
                                                    ------------  ------------
                      ASSETS
Real estate investments (Notes B and E)
  Land............................................  $ 46,918,000  $ 35,868,000
  Buildings and improvements, net of accumulated
   depreciation of $21,309,000 in 1994 and
   $15,409,000 in 1993............................   210,498,000   151,253,000
  Investment in real estate partnership (Note D)..       973,000       999,000
                                                    ------------  ------------
                                                     258,389,000   188,120,000
Cash and cash equivalents.........................     1,423,000     6,299,000
Accounts receivable and accrued revenue, net of
 allowance for doubtful accounts of $321,000 in
 1994 and $261,000 in 1993........................     2,931,000     2,577,000
Prepaid expenses and other assets.................     7,180,000     5,908,000
                                                    ------------  ------------
    Total Assets..................................  $269,923,000  $202,904,000
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Note E)...................  $ 42,139,000  $ 19,704,000
Notes payable (Note E)............................    52,987,000     5,000,000
Accounts payable and accrued expenses.............     4,119,000     3,027,000
Tenant deposits and advance rents.................       845,000       828,000
Commitments and contingencies (Note K)............            --            --
Minority interest in real estate partnerships
 (Note L).........................................       245,000       223,000
                                                    ------------  ------------
                                                     100,335,000    28,782,000
Convertible subordinated debentures (Note A)......    62,878,000    62,955,000
                                                    ------------  ------------
    Total Liabilities.............................   163,213,000    91,737,000
                                                    ------------  ------------
SHAREHOLDERS' EQUITY (Notes F and M)
Preferred stock, 3,000,000 shares authorized, none
 issued...........................................            --            --
Common stock, par value $.01 per share, 15,000,000
 shares authorized, shares issued and
 outstanding--8,922,819 in 1994 and 8,901,704 in
 1993.............................................        89,000        89,000
Additional paid-in capital........................   127,199,000   126,979,000
Accumulated distributions in excess of net income
 (Note H).........................................   (20,551,000)  (15,901,000)
                                                    ------------  ------------
                                                     106,737,000   111,167,000
Unrealized loss on securities (Note D)............       (27,000)           --
                                                    ------------  ------------
    Total Shareholders' Equity....................   106,710,000   111,167,000
                                                    ------------  ------------
    Total Liabilities and Shareholders' Equity....  $269,923,000  $202,904,000
                                                    ============  ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1994          1993         1992
                                       -------------  -----------  -----------
OPERATING REVENUE (Notes B, C, and G)
  Rents and other income.............. $  36,621,000  $25,005,000  $14,786,000
  Equity in income of partnership.....        75,000       72,000       88,000
                                       -------------  -----------  -----------
                                          36,696,000   25,077,000   14,874,000
                                       -------------  -----------  -----------
OPERATING EXPENSES
  Management and leasing (Note G).....     1,495,000    1,179,000      723,000
  Utilities...........................     1,737,000    1,368,000      927,000
  Real estate taxes...................     2,625,000    1,482,000      956,000
  Operations and maintenance (Note G).     5,301,000    3,560,000    1,596,000
  Other operating expenses............     1,995,000    1,212,000      711,000
  Depreciation........................     6,343,000    4,234,000    2,652,000
                                       -------------  -----------  -----------
                                          19,496,000   13,035,000    7,565,000
                                       -------------  -----------  -----------
    INCOME FROM RENTAL OPERATIONS.....    17,200,000   12,042,000    7,309,000
                                       -------------  -----------  -----------
OTHER INCOME (EXPENSES)
  Interest, dividends, and other
   income.............................        82,000    1,240,000      270,000
  Interest expense (Note E)...........   (10,248,000)  (7,529,000)  (3,807,000)
  Administrative expenses (Note G)....    (1,886,000)  (1,698,000)  (1,149,000)
                                       -------------  -----------  -----------
                                        (12,052,000)   (7,987,000)  (4,686,000)
                                       -------------  -----------  -----------
    INCOME BEFORE GAIN (LOSS) ON SALE
     OF REAL ESTATE AND EXTRAORDINARY
     ITEM ............................     5,148,000    4,055,000    2,623,000
                                       -------------  -----------  -----------
Gain (loss) on sale of investments in
 real estate companies and other
 securities, and costs associated with
 proposed real estate investment
 (Notes D and K)......................         8,000      285,000     (528,000)
                                       -------------  -----------  -----------
                                               8,000      285,000     (528,000)
                                       -------------  -----------  -----------
    INCOME BEFORE EXTRAORDINARY ITEM..     5,156,000    4,340,000    2,095,000
Extraordinary item--early
 extinguishment of debt (Note E)......            --   (1,611,000)          --
                                       -------------  -----------  -----------
    NET INCOME........................ $   5,156,000  $ 2,729,000  $ 2,095,000
                                       =============  ===========  ===========
    PER SHARE DATA:
    Income before extraordinary item.. $        0.58  $      0.59  $      0.44
                                       =============  ===========  ===========
    Extraordinary item................ $          --  $      (.22) $        --
                                       =============  ===========  ===========
    Net income........................ $        0.58  $      0.37  $      0.44
                                       =============  ===========  ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             ACCUMULATED
                            COMMON STOCK       ADDITIONAL   DISTRIBUTIONS               UNREALIZED
                          ------------------    PAID-IN     IN EXCESS OF    TREASURY     LOSS ON
                           SHARES    AMOUNT     CAPITAL      NET INCOME       STOCK     SECURITIES    TOTAL
                          ---------  -------  ------------  -------------  -----------  ---------- ------------
Balance at January 1,
 1992...................  5,257,398  $52,000  $ 83,342,000  $ (8,760,000)  $(6,851,000)  $(12,000) $ 67,771,000
Net income for 1992.....                                       2,095,000                              2,095,000
Cash dividends declared
 and paid ($1.01 per
 share) (Note H)........                                      (4,784,000)                            (4,784,000)
Exercise of stock
 options................      6,000                 52,000                                               52,000
Change in unrealized
 loss on securities.....                                                                   12,000        12,000
                          ---------  -------  ------------  ------------   -----------   --------  ------------
Balance at December 31,
 1992...................  5,263,398   52,000    83,394,000   (11,449,000)   (6,851,000)        --    65,146,000
                          ---------  -------  ------------  ------------   -----------   --------  ------------
Issuance of 4,000,000
 shares in public
 offering, less
 underwriters'
 commissions and
 offering costs of
 $3,566,000.............  4,000,000   40,000    48,394,000                                           48,434,000
Conversion of
 debentures.............    157,307    2,000     1,962,000                                            1,964,000
Retirement of treasury
 stock (Note A).........   (525,400)  (5,000)   (6,846,000)                  6,851,000                       --
Net income for 1993.....                                       2,729,000                              2,729,000
Cash dividends declared
 and paid ($1.05 per
 share) (Note H)........                                      (7,181,000)                            (7,181,000)
Exercise of stock
 options................      6,399                 75,000                                               75,000
                          ---------  -------  ------------  ------------   -----------   --------  ------------
Balance at December 31,
 1993...................  8,901,704   89,000   126,979,000   (15,901,000)           --         --   111,167,000
                          ---------  -------  ------------  ------------   -----------   --------  ------------
Conversion of
 debentures.............      5,922                 77,000                                               77,000
Offering costs from 1993
 offering...............                           (10,000)                                             (10,000)
Net income for 1994.....                                       5,156,000                              5,156,000
Cash dividends declared
 and paid ($1.10 per
 share) (Notes H and J).                                      (9,806,000)                            (9,806,000)
Exercise of stock
 options (Note F).......     10,693                 95,000                                               95,000
Shares issued pursuant
 to Directors' Stock
 Ownership Plan
 (Note F)...............      4,500                 58,000                                               58,000
Unrealized loss on
 securities (Note D)....                                                                  (27,000)      (27,000)
                          ---------  -------  ------------  ------------   -----------   --------  ------------
Balance at December 31,
 1994...................  8,922,819  $89,000  $127,199,000  $(20,551,000)  $        --   $(27,000) $106,710,000
                          =========  =======  ============  ============   ===========   ========  ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1994          1993          1992
                                      ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net income......................... $  5,156,000  $  2,729,000  $  2,095,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation.....................    6,343,000     4,234,000     2,652,000
    Costs associated with proposed
     real estate investments.........           --            --       610,000
    Gain on sale of investments in
     real estate companies and other
     securities......................       (8,000)     (285,000)      (82,000)
    Extraordinary item--early
     extinguishment of debt..........           --     1,611,000            --
    Equity in depreciation of real
     estate partnership..............       21,000        25,000        45,000
  Changes in operating assets and
   liabilities:
    Increase in accounts receivable
     and accrued revenue.............     (354,000)     (837,000)     (660,000)
    Increase in prepaid expenses and
     other assets....................   (1,039,000)     (383,000)     (451,000)
    Increase in accounts payable and
     accrued expenses................      421,000     2,264,000       263,000
    Increase in tenant deposits and
     advance rents...................       17,000       409,000       161,000
                                      ------------  ------------  ------------
      Net Cash Provided by Operating
       Activities....................   10,557,000     9,767,000     4,633,000
                                      ------------  ------------  ------------
INVESTING ACTIVITIES:
  Acquisitions of real estate
   investments, net of debt assumed..  (41,564,000)  (57,657,000)  (28,305,000)
  Improvements to real estate
   investments.......................  (11,184,000)   (3,361,000)   (3,108,000)
  Costs associated with proposed real
   estate investments................           --            --      (610,000)
  Proceeds on disposal of investment
   in real estate companies..........           --     1,508,000       348,000
  Increase in other assets...........           --            --    (1,602,000)
                                      ------------  ------------  ------------
      Net Cash Used In Investing
       Activities....................  (52,748,000)  (59,510,000)  (33,277,000)
                                      ------------  ------------  ------------
FINANCING ACTIVITIES:
  Proceeds from notes payable to
   banks.............................   50,987,000     5,000,000    24,113,000
  Principal payments on mortgage
   notes payable and notes payable to
   banks.............................   (3,315,000)  (52,968,000)      (77,000)
  Early extinguishment of debt.......           --    (1,611,000)           --
  Debt issuance costs and mortgage
   escrow deposits...................     (735,000)   (2,262,000)           --
  Proceeds from issuance of common
   stock and convertible subordinated
   debentures........................           --   113,352,000            --
  Cash dividends paid................   (9,806,000)   (7,181,000)   (4,784,000)
  Issuance of shares pursuant to
   stock options/ownership plans.....      153,000        75,000        52,000
  Minority interest in real estate
   partnerships......................       31,000        60,000         7,000
                                      ------------  ------------  ------------
      Net Cash Provided by Financing
       Activities....................   37,315,000    54,465,000    19,311,000
                                      ------------  ------------  ------------
  Net increase (decrease) in cash and
   cash equivalents..................   (4,876,000)    4,722,000    (9,333,000)
  Cash and cash equivalents at
   beginning of year.................    6,299,000     1,577,000    10,910,000
                                      ------------  ------------  ------------
      CASH AND CASH EQUIVALENTS AT
       END OF YEAR................... $  1,423,000  $  6,299,000  $  1,577,000
                                      ============  ============  ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

NOTE A: SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The consolidated financial statements include the accounts of Sizeler Property Investors, Inc. and its majority-owned subsidiaries and partnerships (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

  Offering Expenses. In May 1993, the Company completed an offering of 4 million shares of common stock at a price of $13 per share (less $3,566,000 of underwriting and offering costs), and $65 million of 8% convertible subordinated debentures (the "debentures"), due 2003 (less $2,600,000 of underwriting costs). The debentures are convertible into common stock of the Company, based on $13.00 per share, at any time prior to maturity, unless previously redeemed. During 1994 and 1993, $77,000 and $2,045,000 of debentures were converted into 5,922 and 157,307 shares of common stock, respectively.

  Costs incurred in connection with public offerings of the Company's shares of common stock have been charged directly against shareholders' equity.

  Real Estate Investments. Real estate investments are carried at cost. Depreciation of buildings and improvements is provided by the straight-line method over the estimated useful lives of the assets, ranging from ten to forty years. Maintenance and repairs are expensed in the period incurred.

  Securities. The Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, investment securities have been classified as available-for-sale. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. Application of the new statement has not had a material effect on the Company's financial position or results of operations (see Note D).

  Rental Income. Rental income includes rents from shopping center and apartment properties. Minimum rents from shopping center leases are accounted for ratably over the term of the lease. Percentage rents are recognized based upon tenant sales that exceed specific levels. Tenant reimbursements are recognized as the applicable services are rendered or expenses incurred.

  Federal Income Taxes. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code and intends to maintain its qualification as a REIT in the future. Accordingly, no provision for federal or state income taxes was made.

  A real estate investment trust is required to distribute to shareholders at least 95% of its ordinary taxable income. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 1994, the income tax basis, net of accumulated tax depreciation, of the Company's real estate properties was approximately $204.8 million.

  Earnings Per Share. Primary earnings per share are based upon weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,914,054 in 1994, 7,345,991 in 1993, and 4,735,932 in 1992.

  Fully-diluted per share amounts are similarly computed, but include the effect, when dilutive, of the Company's common stock equivalents. The Company's outstanding debentures and options are excluded in these calculations for 1994 and 1993, due to their antidilutive effect.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

  Preferred Stock. The rights and preferences of the Company's authorized preferred stock may be fixed by the Board of Directors.

NOTE B: REAL ESTATE INVESTMENTS

  In 1992, the Company acquired a community shopping center, a power shopping center, and five apartment properties for approximately $40,511,000. In connection with the acquisition of these properties, the Company assumed mortgage notes payable totalling $12,344,000 (see Note E).

  In 1993, the Company acquired a community shopping center, a power shopping center, and four apartment properties for approximately $64,333,000. In connection with the acquisition of these properties, the Company assumed mortgage notes payable totalling $6,987,000 (see Note E).

  In 1994, the Company acquired a regional enclosed shopping mall, an apartment property, and additional outparcels and other developable land adjacent to several retail centers owned by the Company for approximately $64,340,000. In connection with the acquisition of these properties, the Company assumed mortgage notes payable totalling $22,750,000 (see Note E).

NOTE C: REAL ESTATE OPERATIONS

  The Company's principal business is investing in shopping centers and apartment communities located in the southern United States. Tenants in the Company's shopping centers include national, regional, and local retailers. Most of the Company's shopping center leases provide for the payment of fixed monthly rentals (minimum rents), reimbursement of common area maintenance, utilities, taxes and insurance expenses, and payment of additional rents based upon a percentage of retail sales in excess of stated minimums. The non-cancellable portions of such lease terms range from one year for smaller tenant spaces to forty years for larger tenant spaces. Management has provided a valuation allowance for doubtful accounts receivable. As of December 31, 1994, this allowance totalled $321,000, compared to $261,000 a year ago. Actual charge-offs were $74,000 in 1994 and $96,000 in 1993. Management considers the valuation allowance to be adequate.

  Rents and other income in the Company's Consolidated Statements of Income include reimbursed expenses, comprised of the following items:

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1994       1993       1992
                                               ---------- ---------- ----------
      Common area maintenance................. $2,238,000 $1,496,000 $1,345,000
      Utility service charges.................    819,000    718,000    819,000
      Real estate tax and insurance...........  1,407,000    917,000    709,000
      Other tenant income.....................    800,000    476,000    120,000
      Other income............................    381,000     97,000    185,000
                                               ---------- ---------- ----------
                                               $5,645,000 $3,704,000 $3,178,000
                                               ========== ========== ==========

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

  The Company's shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancellable operating leases at December 31, 1994, are as follows:

      YEAR                                                             AMOUNT
      ----                                                          ------------
      1995......................................................... $ 16,115,000
      1996.........................................................   14,497,000
      1997.........................................................   13,293,000
      1998.........................................................   12,103,000
      1999.........................................................   10,795,000
      Thereafter...................................................   81,899,000
                                                                    ------------
                                                                    $148,702,000
                                                                    ============

  The above amounts do not include rental income that is based on tenants' sales or reimbursed expenses.

NOTE D: INVESTMENT IN REAL ESTATE COMPANIES AND PARTNERSHIP

  The Company had investments in real estate companies at December 31, 1992, of $1,223,000, all of which were sold during 1993. The Company realized gains on sales of real estate investments and equity securities of $8,000, $285,000, and $82,000 in 1994, 1993, and 1992, respectively. The Company had equity securities available-for-sale of $3,800,000 and $131,000, with unrealized gains (losses) of $40,000 and ($27,000) at January 1, 1994, and December 31, 1994,
respectively.

  Investment in real estate partnership at December 31, 1994 and 1993, is accounted for using the equity method and represents a 50% interest, in the amounts of $973,000 and $999,000, respectively, in a partnership which owns a community shopping center (see Note G).

NOTE E: MORTGAGE NOTES PAYABLE

  During 1994, the Company assumed mortgage debt totalling $22.8 million in connection with the acquisition of a shopping mall (see Note B). During 1993, the Company paid off a total of $28.6 million in mortgage debt, using a portion of the proceeds from the May 1993 public offering. The Company incurred $1.6 million in expenses in 1993 associated with the early extinguishment of a $22 million mortgage note payable, which is included in the Consolidated Statements of Income as an extraordinary item. The Company's mortgage notes payable at December 31, 1994 and 1993, are as follows:

                                       SECURED BY LAND,
                                        BUILDINGS, AND
                                         IMPROVEMENTS,   BALANCE OUTSTANDING AT
                                           WITH BOOK          DECEMBER 31,
PRINCIPAL                     INTEREST     VALUE ON      -----------------------
MATURITY                        RATE   DECEMBER 31, 1994    1994        1993
---------                     -------- ----------------- ----------- -----------
August 31, 1996..............   9.750%    $ 4,658,000    $ 3,514,000 $ 3,560,000
November 1, 1996.............   8.350%     34,460,000     22,750,000          --
March 1, 1997................   9.000%      3,169,000      2,263,000   2,294,000
December 1, 1999.............  10.875%      4,640,000      3,590,000   3,616,000
December 27, 1999............   9.000%      3,910,000      2,222,000   2,250,000
July 1, 2000.................   8.250%     10,572,000      6,915,000   6,973,000
November 10, 2000............   9.000%      3,857,000        293,000     374,000
July 15, 2003................   8.500%      4,308,000        592,000     637,000
                                          -----------    ----------- -----------
                                          $69,574,000    $42,139,000 $19,704,000
                                          ===========    =========== ===========

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

  Future principal payments on the Company's mortgage notes payable at December 31, 1994, are as follows:

      YEAR                                                             AMOUNT
      ----                                                           -----------
      1995.......................................................... $   343,000
      1996..........................................................  26,537,000
      1997..........................................................   2,475,000
      1998..........................................................     253,000
      1999..........................................................   5,690,000
      Thereafter....................................................   6,841,000
                                                                     -----------
                                                                     $42,139,000
                                                                     ===========

  The Company has commitments for lines of credit from commercial banks totalling $78 million, of which $25 million was available at December 31, 1994. The weighted average interest rate was 7.73% and 6.10% for the years ended December 31, 1994 and 1993, respectively. The terms of agreements for the lines of credit generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of any material adverse change in the financial condition or operations of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

NOTE F: STOCK OPTION AND OWNERSHIP PLANS

  At December 31, 1994, the Company had a 1986 Stock Option Plan (the "1986 Plan") under which an aggregate of 350,000 shares of common stock are currently reserved for issuance upon exercise of options granted thereunder, and a 1989 Directors' Stock Option Plan (the "1989 Directors' Plan").

  Under the 1986 Plan, 10-year options may be granted to key employees and are granted annually to directors at the fair market value of the Company's common stock at the date of grant.

  Activity under the 1986 Plan is summarized below:

                                 1994                   1993                   1992
                         ---------------------- ---------------------- ----------------------
Outstanding at January
 1...................... 296,500  $ 8.50-$17.38 201,000  $ 8.50-$17.38 262,000  $11.50
  Granted...............  22,000  $12.69-$13.56 100,500  $11.75-$13.56   5,000  $ 8.50-$ 8.75
  Exercised............. (10,000) $ 8.75         (5,000) $11.94         (6,000) $15.81-$16.38
  Expired............... (33,000) $ 8.50-$13.75      --                (60,000) $15.81-$16.38
                         -------                -------                -------
Outstanding at
 December 31............ 275,500  $ 8.50-$17.38 296,500  $ 8.50-$17.38 201,000  $ 8.50-$17.38
                         =======                =======                =======

  At December 31, 1994, options for 183,000 shares under the 1986 Plan were exercisable. Shares available for future grant under the 1986 Plan totalled 74,500 at December 31, 1994. In January 1995, 6,000 shares were granted to directors at a price of $12.69 under the 1986 Plan.

  Under the 1989 Directors' Plan, directors could elect to receive an option to acquire shares of the Company's stock instead of receiving an annual director's fee. The number of shares of the subject option is equivalent to the amount of the annual director's fee, divided by the difference between the fair market value of the shares on the date of the grant and the cash exercise price. The cash exercise price is 30% of the fair market value of the shares on the date of the grant. The effective cost (including the value of the foregone directors' fee) to exercise a 1989 Directors' Plan option, therefore, was the fair market value of the Company's stock on the date of grant. The 1989 Directors' Plan was discontinued at the end of 1993 and replaced by the 1994 Directors' Stock Ownership Plan.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

  Activity under the 1989 Directors' Plan is summarized below:

                                 1994             1993               1992
                              ------------ ------------------- -----------------
Outstanding at January 1..... 1,386  $3.34  1,255  $3.29-$4.22 1,255 $3.29-$4.22
  Granted....................               2,079        $3.34    --
  Exercised..................  (693) $3.34 (1,399) $3.29-$3.34    --
  Expired....................                (549) $4.22          --
                              -----        ------              -----
Outstanding at December 31...   693  $3.34  1,386  $3.34       1,255 $3.29-$4.22
                              =====        ======              =====

  Upon termination of future grants under the 1989 Directors' Plan at December 31, 1993, 43,317 shares then available for future grant under that plan were no longer reserved for issuance and were returned to the status of authorized unissued and unreserved shares.

  The 1994 Directors' Stock Ownership Plan, effective in January 1994, provides that directors of the Company who are not salaried officers of the Company are entitled to receive an annual director's fee of 750 shares. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. In 1994, 4,500 shares were issued.

NOTE G: RELATED PARTY TRANSACTIONS

  The Company has a contract with Sizeler Real Estate Management Co., Inc. (the "Management Company") to manage the Company's real estate properties. Certain of the Company's shareholders and an officer have an ownership interest in Sizeler Realty Co., Inc. ("Sizeler Realty"), the parent of the Management Company. The agreement is renewable annually, subject to the approval of a majority of the unaffiliated directors of the Company, and subject to the termination rights of the parties. The management agreement may be terminated for any reason by either party upon 180 days' written notice.

  The fee arrangement through 1992 for managing the properties was 4.5% of gross revenue (5% for apartment properties) received from the operation of the properties. The Management Company also received a leasing fee equal to 3% of the total fixed minimum rent payable for retail properties during the term of a new lease (2.5% on renewal leases). In the event the Company acquired additional investment property with the assistance of the Management Company, the Management Company was entitled to an acquisition fee equal to 1.5% of the acquisition cost of such property. In addition to the management, leasing, and acquisition fees, the Management Company was reimbursed for certain administrative expenses of the Company.

  On January 1, 1993, the Company restructured the management fee arrangement with the Management Company, whereby the management fee is now based on the Company's gross investment in real estate, adjusted for year-to-year increases (or decreases) in funds from operations per share. The annual management fee is paid ratably on a monthly basis and is calculated based upon .65% of the Company's gross investment in real estate at the beginning of each year (as shown on the Company's audited financial statements for the previous year), and will be adjusted for acquisitions or dispositions of property during a year, effective the first of the next month following an acquisition or disposition of such property. At the end of each year, the management fee for that year will be adjusted (either upward or downward) by the percentage increase or decrease in the Company's funds from operations per share, compared to the previous year.

  Under the management contracts, the Company made cash payments to the Management Company of $1,779,000, $1,468,000, and $1,311,000 in 1994, 1993, and
1992, respectively. At December 31, 1994 and 1993, no amounts were accrued or payable for such services.

  The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty, where it maintains its principal executive offices. Under this lease, Sizeler Realty paid annual rent of $94,000 in 1994, 1993, and 1992. The lease provides for three five-year renewal options.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

  A director and officer of the Company is a director of Hibernia National Bank ("Hibernia"). At December 31, 1994, $20 million of the Company's $78 million in committed bank lines of credit was provided by Hibernia. The Company had borrowings under the Hibernia line totalling $13 million at December 31, 1994, and no borrowings under this line at December 31, 1993.

  The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease, expiring on December 31, 2046, with certain family members of an officer and director of the Company. During 1994, 1993, and 1992, the Company paid $51,000, $47,000, and $43,000, respectively, under this lease.

  In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center ("Southwood") from Sizeler Realty (LaPalco), Inc. ("LaPalco"), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease from certain family members of an officer and director of the Company, expiring on March 31, 2031. The rent under the ground lease is 50% of cash flow (as defined) up to a maximum of $225,000, and, in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. No ground rent was payable under the lease agreement in 1992, 1993, or 1994. LaPalco is the primary obligor on a $1,368,000 mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. Although the Company is not an obligor on the mortgage note payable, its interest in Southwood is subordinated to the mortgage encumbering the property.

  The Company incurred $34,000 in 1994, $41,000 in 1993, and $28,000 in 1992
for maintenance services provided by an affiliate of the Management Company.

NOTE H: DIVIDEND DISTRIBUTION

  The dividends paid in 1994, 1993, and 1992 for federal income tax purposes were as follows:

                                    1994             1993             1992
                              ---------------- ---------------- ----------------
                                          PER              PER              PER
                                TOTAL    SHARE   TOTAL    SHARE   TOTAL    SHARE
                              ---------- ----- ---------- ----- ---------- -----
Taxable income............... $6,156,000 $0.72 $3,425,000 $ .62 $2,422,000 $ .55
Return of capital............  3,650,000  0.38  3,756,000   .43  2,362,000   .46
                              ---------- ----- ---------- ----- ---------- -----
                              $9,806,000 $1.10 $7,181,000 $1.05 $4,784,000 $1.01
                              ========== ===== ========== ===== ========== =====

NOTE I: CASH FLOWS

  Cash equivalents represent investments that are highly liquid and have a maturity of three months or less at the time the investment is made.

  The Company assumed mortgage notes payable in 1994, 1993, and 1992 with principal balances totalling $22,750,000, $6,987,000, and $12,344,000, respectively, in connection with the purchase of real estate properties (see Note E).

  The Company paid off mortgage notes payable totalling $28,573,000 in 1993.

  Cash interest payments made in 1994, 1993, and 1992 totalled $10,250,000, $5,309,000, and $3,707,000, respectively.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

NOTE J: SUBSEQUENT EVENTS

  On January 13, 1995, the Company completed mortgage financings, which have a fixed interest rate of 9.465%, involving three of its apartment properties. The combined mortgage amounts totalled $19,825,000 and mature on February 1, 2000. The Company used the net proceeds derived from these mortgage financings to pay down borrowings from its bank credit lines.

  On January 17, 1995, the Company acquired a 177-unit apartment property located in Pensacola, Florida, at a total cost of $4,747,000.

  On March 8, 1995, the Company paid a $.28 per share quarterly dividend, to shareholders of record as of February 22, 1995.

NOTE K: COMMITMENTS AND CONTINGENCIES

  The Company's three executive officers defer a portion of their current compensation, payable at date of retirement. Total charges to earnings associated with such deferred compensation were $218,000 in 1994, $199,000 in 1993, and $188,000 in 1992.

  In October 1990, a lawsuit was commenced in the United States District Court for the Eastern District of Louisiana, in which the Company and certain officers and directors of the Company were defendants. On August 3, 1992, after a non-jury trial, the United States District Judge dismissed all claims against the Company and all defendants in that litigation. The plaintiff filed an appeal of the Courts' decision, which appeal was argued before the appellate court on August 3, 1993. On September 21, 1993, the United States Court of Appeals for the Fifth Circuit unanimously affirmed the rulings and judgment of the United States District Court. Charges to earnings associated with the lawsuit were approximately $610,000 in 1992.

  The Company maintains a policy of directors' and officers' liability insurance, which provides coverage for the Company's officers and directors under the corporate indemnity of officers' and directors' provisions in the policy. The policy does not provide coverage of corporate defense costs. Management filed a claim to recover, under the terms of the insurance policy, the legal expenses related to the defense of the Company's officers and directors. The Company had recorded a receivable in the amounts of $312,000 and $394,000 at December 31, 1994 and 1993, respectively, toward recovery of such legal expenses.

  The Company, from time to time, may be subject to other litigation arising from the conduct of its business. Management of the Company does not believe that any existing litigation involving the Company will materially affect its financial condition or future results of operations.

NOTE L: MINORITY INTEREST IN REAL ESTATE PARTNERSHIP

  The Company, directly or through wholly-owned subsidiaries, owns its interests in the North Shore Square Mall, Southland Mall, Delchamps Plaza Shopping Center, Magnolia Place Apartments, Georgian Apartments, Steeplechase Apartments, and Garden Lane Apartments through separate partnerships, four general and three limited, in which the Company has a 99% interest and its partner has a 1% interest. In each case, its partner is a wholly-owned subsidiary of Sizeler Realty (see Note G). The Company's consolidated financial statements include 100% of the assets, liabilities, and operations of these properties. Sizeler Realty's ownership portion is reflected in the Company's consolidated financial statements as minority interest.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

NOTE M: SHAREHOLDERS' RIGHTS PLAN

  In 1989, the Company's Board of Directors adopted a shareholders' rights plan (the "Plan") and simultaneously declared a dividend of one share purchase right ("right") for each outstanding share of the Company's common stock outstanding at May 19, 1989. The rights do not become exercisable until the earlier of (i) the date of the Company's public announcement that a person or affiliated group has acquired, or obtained the right to, beneficial ownership of 20% or more of the Company's common stock, (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group owning 30% or more of the Company's common stock, or (iii) ten business days after the Company's Board of Directors determines that a person or affiliated group has become the beneficial owner of at least 15% of the Company's common stock and that person or affiliated group intends to sell these shares back to the Company causing a material adverse impact to the Company.

  The exercise price of a right has been established at $60. Once exercisable, each right would entitle the holder to purchase common stock of the company having a value equal to two times the value of the right. The rights expire on May 19, 1999.

NOTE N: QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized (unaudited) quarterly financial data for the years ended 1994 and 1993 are as follows (in thousands, except per share data):

                                          THREE MONTHS ENDED IN 1994
                                -----------------------------------------------
                                MARCH 31(A) JUNE 30 SEPTEMBER 30  DECEMBER 31
                                ----------- ------- ------------ --------------
Revenues.......................   $7,741    $8,702     $9,907       $10,346
Income before gains (losses)...   $1,605    $1,476     $1,043       $ 1,024
Net income.....................   $1,613    $1,476     $1,043       $ 1,024
Net income per share...........   $ 0.18    $ 0.17     $ 0.12       $  0.11
                                          THREE MONTHS ENDED IN 1993
                                -----------------------------------------------
                                MARCH 31(A) JUNE 30 SEPTEMBER 30 DECEMBER 31(B)
                                ----------- ------- ------------ --------------
Revenues.......................   $4,894    $5,654     $6,708       $ 7,821
Income before gains (losses)
 and extraordinary item........   $  664    $  859     $1,200       $ 1,332
Net income.....................   $  949    $  859     $1,200       $  (279)
Net income per share...........   $ 0.20    $ 0.13     $ 0.14       $ (0.03)

--------
(a) During the first quarters of 1994 and 1993, the Company recorded gains of $8,000 and $285,000, respectively, on the sale of securities available-for-sale and certain of the Company's investments in real estate companies.
(b) The Company recorded an extraordinary charge, totalling $1,611,000, relating to the early extinguishment of mortgage debt in the fourth quarter of 1993.

                               FORM 1O-K EXHIBITS

 NUMBER                  TITLE                          METHOD OF FILING
 ------                  -----                          ----------------
  3.1A  Restated Certificate of Incorporation,    Incorporated by reference (1)
         as amended
  3.1B  Amendment No. 1 to Restated Certificate   Incorporated by reference (6)
         of Incorporation, as amended
  3.1C  Amendment No. 2 to Restated Certificate   Incorporated by reference(12)
         of Incorporation, as amended
  3.2   Restated By-Laws as amended through       Incorporated by reference(8)
         October 26, 1990
  4.0A  Form of Certificate for Common Stock,     Incorporated by reference(3)
         $0.01 par value
  4.1A  Indenture for the Registrant's 8%         Incorporated by reference(13)
         Convertible Subordinated Debentures
         due 2003
  4.2A  Debenture for the Registrant's 8%         Incorporated by reference(13)
         Convertible Subordinated Debentures
         due 2003
 10.1A  Management Agreement                      Incorporated by reference(1)
 10.1B  Amendment No. 1 to Management Agreement   Incorporated by reference(3)
 10.1C  Amendment No. 2 to Management Agreement   Incorporated by reference(4)
 10.1D  Amendment No. 3 to Management Agreement   Incorporated by reference(10)
 10.1E  Amendment No. 5 to Management Agreement   Incorporated by reference(12)
 10.2   Form of Indemnification Agreement         Incorporated by reference(1)
         (which the Company has entered into
         with each officer and director)
 10.3   Form of Right of First Refusal            Incorporated by reference(2)
         Agreement which has been entered into
         by the Company and each of Sidney W.
         Lassen and Sizeler Realty Co., Inc.
 10.4   The Company's 1986 Stock Option Plan,     Incorporated by reference(9)
         as amended through January 25, 1991*
 10.5   Deferred Compensation Agreement between   Incorporated by reference(11)
         Company and John J. Gilluly, Jr. (The
         Company also has a deferred
         Compensation Agreement with Sidney W.
         Lassen and Thomas S. Davidson which
         are identical to Mr. Gilluly's
         agreement)
 10.6   The Company's 1989 Directors' Stock       Incorporated by reference(5)
         Option Plan*
 10.7   Sizeler Property Investors, Inc.          Incorporated by reference(14)
         Incentive Award Plan*
 10.8   First Amendment to the Sizeler Property   Incorporated by reference(14)
         Investors, Inc. Incentive Award Plan*
 10.9   Sizeler Property Investors, Inc. 1994     Incorporated by reference(14)
         Directors' Stock Ownership Plan*
 10.10  Agreement between the Company and         Incorporated by reference(14)
         Sidney W. Lassen*
 10.11  Agreement between the Company and         Incorporated by reference(14)
         Thomas S. Davidson*
 10.12  Agreement between the Company and John    Incorporated by reference(14)
         J. Gilluly, Jr.*

 NUMBER                 TITLE                         METHOD OF FILING
 ------                 -----                         ----------------
  19.1  The Company's Shareholder Rights Plan   Incorporated by reference(7)
         dated as of April 28, 1989
  19.2  First Amendment to Shareholder Rights   Incorporated by reference(8)
         Plan
  22    List of Subsidiaries                    Incorporated by reference
  24.1  Consent of Ernst & Young                Filed herewith
  27    Financial Data Schedule                 Filed herewith

--------
(1) Incorporated by reference to the exhibits filed on November 5, 1986 with the Company's original registration statement on Form S-11 (No. 33-9973).
(2) Incorporated by reference to the exhibits filed on November 24, 1986 with Amendment No. 1 to the Company's registration statement on Form S-11.
(3) Incorporated by reference to the exhibits filed on January 14, 1987 with Amendment No. 3 to the Company's registration statement on Form S-11.
(4) Incorporated by reference to the exhibits filed on February 6, 1987 with Post-Effective Amendment No. 1 to the Company's registration statement on Form S-11.
(5) Incorporated by reference to the Exhibit A to the Company's Proxy Statement dated March 23, 1989.
(6) Incorporated by reference to the exhibits to the Company's Form 10-K for the year ended December 31, 1988.
(7) Incorporated by reference to the exhibit to the Company's Form 8-A filed on May 4, 1989.
(8) Incorporated by reference to the exhibits to the Company's Form 8-K dated February 18, 1991.
(9) Incorporated by reference to the Exhibit A to the Company's Proxy Statement dated April 5, 1991.
(10) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1990.
(11) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1991.
(12) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1992.
(13) Incorporated by reference to the exhibits filed with the Company's Form 8-K dated May 26, 1993.
(14) Incorporated by reference to the exhibits filed on March 7, 1994 with the Company's registration statement on Form S-3 (No. 33-76134).

(15) Incorporated by reference to the exhibits filed with the Company's Annual Report in Form 10-K for the year ended December 31, 1994.
 * Management compensation plan agreements.