Form 10-Q
period 1995-09-30
SIZELER PROPERTY INVESTORS INC
filed 1995-11-14
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ___________

                                   FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

          Indicate by Check /x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/     No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____________ No ____________

          APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          8,502,169 shares of Common Stock ($.01 Par Value) were outstanding as of November 10, 1995.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                    PAGE
                                                                    ----
Part I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets                               3
              Consolidated Statements of Income                         4
              Consolidated Statements of Cash Flows                     5
              Notes to Consolidated Financial Statements              6-7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          8-11


Part II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                        12

     Item 2.  Changes in Securities                                    12

     Item 3.  Defaults upon Senior Securities                          12

     Item 4.  Submission of Matters to a Vote
                   of Security Holders                                 12

     Item 5.  Other Information                                        12

     Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                             13

                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS
               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             September 30,     December 31,
                                             --------------  ----------------
                                                  1995            1994
                                             --------------  ----------------

          ASSETS
Real estate investments:
 Land                                         $ 47,713,000         $ 46,918,000
 Buildings and improvements, net of
  accumulated depreciation of $27,024,000
  in 1995 and $21,309,000 in 1994              217,759,000          210,498,000
 Investment in real estate partnership             965,000              973,000
                                              ------------         ------------
                                               266,437,000          258,389,000

Cash and cash equivalents                          894,000            1,423,000

Accounts receivable and accrued revenue,
 net of allowance for doubtful accounts
 of $129,000 in 1995 and $321,000 in 1994        2,846,000            2,931,000
Prepaid expenses and other assets                9,360,000            7,180,000
                                              ------------         ------------

      Total Assets                            $279,537,000         $269,923,000
                                              ============         ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                        $ 51,978,000         $ 42,139,000
Notes payable                                   62,170,000           52,987,000
Accounts payable and accrued expenses            3,578,000            4,119,000
Tenant deposits and advance rents                  939,000              845,000
Commitments and contingencies                          ---                  ---
Minority interest in real estate
 partnerships                                      260,000              245,000
                                              ------------         ------------
                                               118,925,000          100,335,000
Convertible subordinated debentures             62,878,000           62,878,000
                                              ------------         ------------

      Total Liabilities                        181,803,000          163,213,000
                                              ------------         ------------

SHAREHOLDERS' EQUITY
Preferred stock, 3,000,000 shares
 authorized, none issued                               ---                  ---
Common stock, par value $.01 per share,
 15,000,000 shares authorized, shares
 issued and outstanding--8,930,069
 in 1995 and 8,922,819 in 1994                      89,000               89,000
Additional paid-in capital                     127,273,000          127,199,000
Accumulated distributions in excess of
 net earnings                                  (25,981,000)         (20,551,000)
                                              ------------         ------------
                                               101,381,000          106,737,000
Treasury shares, at cost, 372,400 shares
 in 1995                                        (3,642,000)                 ---
Unrealized loss on securities                       (5,000)             (27,000)
                                              ------------         ------------
      Total Shareholders' Equity                97,734,000          106,710,000
                                              ------------         ------------

      Total Liabilities and
         Shareholders' Equity                 $279,537,000         $269,923,000
                                              ============         ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                   Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
                                   -----------------------    ---------------------------
                                      1995         1994           1995           1994
                                   ---------     ---------    ----------      ----------
OPERATING REVENUE
  Rents and other income             $10,735,000  $9,885,000  $31,813,000  $26,298,000
  Equity in income of partnership         24,000      22,000       77,000       52,000
                                     -----------  ----------  -----------  -----------
                                      10,759,000   9,907,000   31,890,000   26,350,000
                                     -----------  ----------  -----------  -----------

OPERATING EXPENSES
  Management & leasing fees              446,000     370,000    1,409,000    1,099,000
  Utilities                              521,000     509,000    1,417,000    1,275,000
  Real estate taxes                      806,000     788,000    2,384,000    1,905,000
  Operations & maintenance             1,557,000   1,452,000    4,641,000    3,728,000
  Depreciation & amortization          2,137,000   1,763,000    6,183,000    4,548,000
  Administrative expenses                424,000     465,000    1,464,000    1,330,000
  Other operating expenses               529,000     544,000    1,684,000    1,372,000
                                     -----------  ----------  -----------  -----------
                                       6,420,000   5,891,000   19,182,000   15,257,000
                                     -----------  ----------  -----------  -----------

INCOME FROM OPERATIONS                 4,339,000   4,016,000   12,708,000   11,093,000
                                     -----------  ----------  -----------  -----------

OTHER INCOME (EXPENSES)
 Interest & dividend income               10,000      15,000       33,000       66,000
 Interest expense                     (3,656,000) (2,988,000) (10,733,000)  (7,034,000)
                                     -----------  ----------  -----------  -----------
                                      (3,646,000) (2,973,000) (10,700,000)  (6,968,000)
                                     -----------  ----------  -----------  -----------

INCOME BEFORE GAIN ON SALE OF
 INVESTMENT SECURITIES                   693,000   1,043,000    2,008,000    4,125,000
                                     -----------  ----------  -----------  -----------
Gain on sale of investment
 securities                                  ---         ---          ---        8,000
                                     -----------  ----------  -----------  -----------

NET INCOME                           $   693,000  $1,043,000  $ 2,008,000  $ 4,133,000
                                     ===========  ==========  ===========  ===========

Net income per share                 $       .08  $     0.12  $      0.23  $      0.46
                                     ===========  ==========  ===========  ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                           1995           1994
                                                     --------------  ---------------
OPERATING ACTIVITIES:
 Net income                                          $  2,008,000   $  4,133,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                       6,183,000      4,548,000
     Gain on sale of investment securities                    ---         (8,000)
     Equity in depreciation of real estate
      partnership, net of minority interest
      depreciation                                          3,000         22,000
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable
         and accrued revenue                               85,000       (368,000)
       Increase in prepaid expenses and other
         assets                                          (302,000)      (201,000)
       Increase (decrease) in accounts payable
         and accrued expenses                            (541,000)       784,000
       Increase in tenant deposits and advance
         rents                                             94,000          8,000
                                                     ------------   ------------

         NET CASH PROVIDED BY
           OPERATING ACTIVITIES                         7,530,000      8,918,000
                                                     ------------   ------------

INVESTING ACTIVITIES:
 Acquisitions of real estate investments,
   net of debt assumed                                 (4,747,000)   (39,000,000)
 Improvements to real estate investments               (9,016,000)    (9,019,000)
                                                     ------------   ------------

         NET CASH USED IN INVESTING ACTIVITIES        (13,763,000)   (48,019,000)
                                                     ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable and notes
   payable to banks                                    45,008,000     45,000,000
 Principal payments on mortgage notes payable
   and notes payable to banks                         (25,986,000)    (3,233,000)
 Costs paid in connection with mortgage financing      (2,328,000)      (698,000)
 Cash dividends paid                                   (7,437,000)    (7,307,000)
 Issuance of shares pursuant to stock
   options/ownership plans                                 74,000        125,000
 Purchases of treasury shares                          (3,642,000)           ---
 Minority interest in real estate
   partnerships                                            15,000         31,000
                                                     ------------   ------------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                   5,704,000     33,918,000
                                                     ------------   ------------

 Net increase (decrease) in cash and cash
   equivalents                                           (529,000)    (5,183,000)
 Cash and cash equivalents at
   beginning of year                                    1,423,000      6,299,000
                                                     ------------   ------------

         CASH AND CASH EQUIVALENTS
           AT END OF PERIOD                          $    894,000   $  1,116,000
                                                     ============   ============

                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1995


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The consolidated balance sheet at December 31, 1994, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.


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


EARNINGS PER SHARE: Primary earnings per share is based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,557,000 and

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SEPTEMBER 30, 1995


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

8,912,000 for the three months ended September 30, 1995 and 1994, respectively, and 8,757,000 and 8,908,000 for the nine months ended September 30, 1995 and 1994, respectively.

Fully-diluted per share amounts are similarly computed, but include the effect, when dilutive, of the Company's common stock equivalents. The Company's outstanding debentures and options are excluded in these calculations for 1995 and 1994, due to their antidilutive effect.


NOTE B -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. The respective book values of the mortgaged properties and related mortgage balances at September 30, 1995, are as follows:


Interest      Maturity         Book       Mortgage
Rate            Date          Value        Balance
----------  -------------  ------------  -----------

  9.75%     Sept. 1, 1996   $ 4,597,000  $ 3,478,000
  9.00%     Mar. 1, 1997      3,372,000    2,238,000
 10.88%     Dec. 1, 1999      4,556,000    3,569,000
  9.47%     Feb. 1, 2000     18,778,000   12,025,000
  9.47%     Feb. 1, 2000     12,230,000    7,800,000
  8.35%     May 1, 2000      27,724,000   16,000,000
  8.25%     July 1, 2000     10,553,000    6,868,000
                            -----------  -----------
                            $81,810,000  $51,978,000
                            ===========  ===========


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

RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.

 Operating revenue from all properties in the portfolio for the quarter ended September 30, 1995, compared to 1994, increased $852,000 (9%), due principally to newly-acquired properties ($582,000), and, to a lesser extent, higher rental rates and higher average occupancies at properties which were a part of the Company's portfolio during both comparative periods ($270,000). Revenue from shopping centers and apartments increased $359,000 and $493,000, respectively. At September 30, 1995, the Company's shopping center and apartment properties were 95% and 97% leased, respectively. Operating expenses increased $529,000 (9%); income from operations increased $323,000 (8%). The reported increases in operating expenses and income from operations were due principally to newly-acquired properties.

 Interest expense increased $668,000 for the quarter ended September 30, 1995, compared to that of 1994, attributable to the following: (1) an increase of $507,000 in mortgage interest expense resulting from mortgage financing completed in the first quarter of 1995 ($19.8 million principal amount at 9.47%); and mortgage financing completed in the second quarter of 1995 ($16.0 million principal amount at 8.35%), offset by a reduction in mortgage interest expense resulting from repaying $22.8 million mortgage debt during the third quarter of 1995; and (2) an increase of $161,000 of interest expense on bank debt (average bank borrowings were approximately $47.0 million and $39.3 million, with an average rate of interest of 7.7% and 7.5% for the third quarter of 1995 and 1994, respectively).

 Net income decreased between the quarters ended September 30, 1995 and 1994, in the aggregate and on a per-share basis, principally attributable to increased depreciation expense and higher interest expense resulting from increased borrowings relative to the Company's additional investment in real estate properties.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.

 Operating revenue from all properties in the portfolio for the nine months ended September 30, 1995, compared to the same period in 1994, increased $5.54 million (21%), due principally to newly-acquired properties and, to a lesser extent, higher rental rates and higher average occupancies at properties which were a part of the portfolio during both comparable periods. Revenue from shopping centers and apartments increased $3.35 million and $2.19 million, respectively. Operating expenses increased $3.93 million (26%); and income from operations increased $1.62 million (15%). Administrative expenses increased $134,000 between the respective periods, primarily attributable to increased payroll costs, professional fees, and other administrative costs associated with the Company's increased portfolio size and capital structure; otherwise, the reported increases in operating expenses and income from operations were due principally to newly-acquired properties.

 Interest and dividend income decreased $33,000 in the first nine months of 1995, compared to the same period a year ago, due to disposition of marketable securities in 1994.

 Interest expense increased $3.70 million (53%) for the nine-month period ended September 30, 1995, compared to the same period in 1994, attributable to (1) an increase of $2.55 million in mortgage interest expense resulting from mortgage financing completed in the first quarter of 1995 ($19.8 million principal amount at 9.47%); and mortgage financing completed in the second quarter of 1995 ($16.0 million principal amount at 8.35%), offset by a reduction in mortgage interest resulting from repaying $22.8 million of mortgage debt during the third quarter of 1995; (2) an increase of $1.15 million of interest expense on bank debt, due to higher average interest rates on borrowed funds used to finance new acquisitions (average borrowings were approximately $57.6 million and $26.0 million, with an average interest rate of 8.2% and 6.8%, for the 1995 and 1994 periods, respectively).

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

 At the beginning of 1995, the Company had $1.4 million of cash and cash equivalents and $78 million of bank lines of credit, of which $25 million was available. During the first nine months of 1995, these lines of credit were increased to $95 million, of which $32.8 million was available at September 30, 1995.

 Net cash flows provided by operating activities decreased $1.4 million in the first nine months of 1995 compared to 1994. The decrease was primarily attributable to the reduction in net income, offset by increased depreciation expense, as a result of the factors described in the previous section.

 Net cash flows used in investing activities decreased $34.3 million in 1995 from 1994. This decrease is attributable to a reduction in the Company's property acquisition program during the first nine months of 1995 compared to 1994. In January 1995, the Company acquired an apartment property in Pensacola, Florida, at a cost of $4.75 million. During the first nine months of 1994 the Company acquired additional land adjoining a retail shopping center for $1.8 million; an apartment property for $27.6 million; and a retail shopping mall, net of debt assumed, for $11.4 million.

 Net cash flows provided by financing activities decreased $28.2 million in 1995 from 1994, primarily attributable to a reduction in incremental borrowings related to the Company's acquisition program as described above. During the first nine months of 1995, the Company mortgaged four of its apartment properties, three of which were for a combined loan amount of $19.8 million, and one for a loan amount of $16.0 million, at fixed rates of interest of 9.47% and 8.35%, respectively. Proceeds from the financings were used to pay down outstanding borrowings from the Company's bank lines of credit and to fund investing activities and other cash requirements. In connection with these mortgage financings, the Company paid $2.3 million in debt issuance costs and mortgage escrow deposits during 1995. Also during the first nine months of 1995, the Company paid off mortgage loans encumbering four of its properties, totalling $25.8 million.

 As of September 30, 1995, eight of the Company's properties, comprising approximately 30% of its gross investment in real estate, were subject to a total of $52.0 million in mortgage debt, all of which bears fixed rates of interest for fixed terms. Subsequent to the third quarter of 1995, the Company completed mortgage financing on five of its apartment properties for a combined loan amount of $16.4 million, at a fixed rate of interest of 7.7%. The proceeds from this financing were used to pay down borrowings from the Company's bank lines of credit. In November 1995, the Company entered into an agreement to refinance $19.8 million of its existing mortgage debt, whereby the rate of interest on this debt will be reduced from 9.47% to 7.44%.

 In February 1995, the Company announced that its Board of Directors authorized a program for the repurchase of up to $10 million of its common stock and convertible subordinated debentures. Pursuant to this program, the Company acquired 372,400 shares of its common stock, at a cost of $3,642,000, during the first nine months of 1995.

 The Company anticipates that its current cash balance, operating cash flows and borrowings (including borrowings under its lines of credit) will be adequate to fund the

Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and
(v) normal repair and maintenance expenses at its properties.

 The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations. Because funds from operations excludes the deduction of non-cash charges, principally depreciation and non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On November 2, 1995, the Company's Board of Directors declared a cash dividend with respect to the period July 1, 1995 through September 30, 1995, of $.28 per share, payable on December 6, 1995, to shareholders of record as of November 22, 1995.

FUNDS FROM OPERATIONS

 Funds from operations is defined by the Company as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, nor is it indicative that cash flows are adequate to fund all cash needs. Funds from operations is not to be considered as an alternative to net income as defined by generally accepted accounting principles or to cash flows as a measure of liquidity. Real estate industry analysts utilize the concept of funds from operations as an important analytical measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

 For the quarter ended September 30, 1995, funds from operations totalled $2.8 million, an increase of $22,000 (1%), and for the nine months ended September 30, 1995, $8.2 million, a decrease of $501,000 (5.8%) over the same respective
periods in 1994.   During the first nine months of 1995, funds from operations was affected by several factors, as described above. The operating performance of the Company's real estate properties experienced overall income growth in line with the Company's expectations. However, rising interest rates, combined with a higher level of borrowings, resulted in increased interest expense, and a negative impact on 1995 funds from operations.

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

            27. Financial Data Schedule.

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



                             SIZELER PROPERTY INVESTORS, INC.
                                    (Registrant)



                          BY: /s/ John J. Gilluly, Jr.
                             --------------------------------------
                                     John J. Gilluly, Jr.
                                   Vice President/Treasurer
                                   Principal Financial and
                                      Accounting Officer

Date:  November 13, 1995