Form 10-K405
period 1995-12-31
SIZELER PROPERTY INVESTORS INC
filed 1996-03-28
CIK 805419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-9349

                        SIZELER PROPERTY INVESTORS, INC.
            (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               72-1082589
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

        2542 WILLIAMS BOULEVARD                          70062
           KENNER, LOUISIANA                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 471-6200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------       -----------------------------------------
 Common Stock, $.01 par value           New York Stock Exchange
 8% Convertible Subordinated
     Debentures, due 2003               New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No     .

  Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of the Registration S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X ).

  The aggregate market value of voting stock held by non-affiliates of the registrant was $59,394,831 at March 25, 1996.

  The number of shares of common stock outstanding at March 25, 1996, was 8,422,369.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders to be held in May 1995 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

  Sizeler Property Investors, Inc. (the "Company") was organized as a Delaware corporation with perpetual existence on October 28, 1986.

  The Company is a self-administered equity real estate investment trust ("REIT") that invests in income-producing shopping center and apartment properties in the southern United States. At December 31, 1995, the Company's investment portfolio included interests in three enclosed regional shopping malls, two power shopping centers, eleven community shopping centers, and thirteen apartment communities. The properties are located in Louisiana (15), Florida (9), Alabama (4), and Texas (1). Leasable area of the retail properties totalled approximately 2.7 million s.f., and the apartment communities contained 3,157 units. At December 31, 1995, the Company's retail properties were approximately 92% leased, and its apartment properties were 96% leased.

  The Company has elected to qualify and be treated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed, under federal and certain state income tax laws, at the corporate level on income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

INVESTMENT OBJECTIVE AND STRATEGIC PLAN

  The Company's fundamental investment objective is to create long-term value for its shareholders. The Company expects to achieve this objective through an overall strategic plan, focused on making opportunistic property acquisitions and employing an effective value-added asset management program, which emphasizes cash flow growth and the appreciation of property values. The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership.

  The Company's strategy for future growth is to acquire shopping center and apartment properties in fundamentally strong markets in the southern United States and to improve the operating performance of those properties through its leasing and management programs. The Company also intends, from time to time, to implement programs of redevelopment or expansion of certain of its properties and, subject to market conditions, develop new properties within its geographical region. The Company believes that its regional concentration and substantial knowledge of the markets in which it operates affords it a competitive advantage in the identification of real estate trends and investment opportunities within those markets.

  At December 31, 1995, approximately 64% of the Company's portfolio consisted of investments in shopping centers. In order to provide a degree of portfolio risk diversification, while maintaining a focused approach to asset management, the Company has elected to expand its ownership of apartment properties and intends to achieve a balanced portfolio of investments in shopping centers and apartments.

  The Company considers numerous factors in the evaluation of potential real estate investments, including, but not limited to, the following:

    --purchase price and initial cash flow in relation to yield objective;

    --the potential to increase cash flow through effective property management;

    --geographic area and demographic profile;

    --property size and composition of tenants;

    --availability of financing, including the possibility of assuming existing financing or the potential for refinancing;

    --condition, quality of design, construction, and other physical attributes;

    --economic environment of local and regional real estate markets;

    --the presence of or proximity to potential environmental problems;

    --current and historical occupancy levels;

    --current and historical sales levels of retail tenants;

    --other characteristics of existing tenants, including credit-worthiness;

    --anticipated future treatment under applicable federal, state, and local tax laws and regulations; and

    --potential for appreciation in value.

  Although the Company presently makes equity investments in real estate, it may invest in mortgages and other types of interests in real estate. The Company may also invest in the securities of other entities engaged in real estate activities or securities of other issuers, subject to the limitations of such investments necessary to maintain REIT qualification.

  An important part of the Company's overall strategic initiative is to increase cash flow and to enhance the value of its existing portfolio through:
(1) maximizing rental rates and, thereby, rental income by achieving optimum retail tenant mix and occupancy levels; (2) operating properties in a cost-effective manner; and (3) renovating properties in order to maintain or improve their competitive position and performance in the marketplace.

  The Company expects to hold its properties as long-term investments and has no maximum period for retention of each investment. Under ordinary circumstances, the Company would not expect to sell property held for less than four years.

COMPETITION

  There are numerous real estate entities which compete with the Company in seeking properties for acquisition and tenants for occupancy in its market area. The Company believes that the principal competitive factors affecting the attraction and retention of its tenants are property location, visibility, and accessibility, as well as the appearance and overall quality and condition of its properties. The Company also competes with other entities for capital funds necessary to support its investment activities and asset growth.

ENVIRONMENTAL MATTERS

  Investments in real property have the potential for environmental liability on the part of the owner of such property. The Company is not aware of any environmental liabilities, which could not be mitigated, relating to the Company's investment properties which would have a material adverse effect on the Company's business, assets, or results of operations.

  The Company's acquisition program guidelines require a Phase I environmental study prior to the acquisition of a property that, because of its prior use or its proximity to other properties with environmental risks, may be subject to possible environmental hazards. Where determined appropriate by a Phase I study, a more extensive evaluation may be undertaken to further investigate the potential for environmental liability prior to an acquisition. The Company does not presently maintain insurance coverage for environmental liabilities.

EXECUTIVE OFFICERS

  The Company is self-administered and does not engage a separate advisor or pay an advisory fee for administrative or investment services. Management of the Company is provided by its officers. The executive officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

  The executive officers of the Company are as follows:

                NAME                 AGE      POSITION(S) WITH THE COMPANY
                ----                 ---      ----------------------------
 Sidney W. Lassen..................   61 Chairman of the Board, Chief Executive
                                          Officer, and Director
 Thomas A. Masilla, Jr. ...........   49 Vice Chairman, President, Principal
                                          Operating and Financial Officer, and
                                          Director

  Mr. Lassen has been an executive officer of the Company since its inception in 1986. Mr. Masilla was elected to the position of Vice Chairman in 1994 and Chief Operating Officer and President in 1995. Mr. Masilla was elected to the position of Chief Financial Officer when John J. Gilluly, Jr. resigned that position in March 1996. Mr. Gilluly had served as Vice President, Chief Financial Officer, Secretary, and Treasurer throughout the year of 1995.

  Mr. Lassen has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties for approximately 37 years. He has previously served as a trustee of the International Council of Shopping Centers, the national association for the shopping center industry. Mr. Lassen is Chairman of the Board and Chief Executive Officer of Sizeler Realty Co., Inc., and a director of the Parkway Company and Hibernia Corporation. During 1991 and 1992, he also served as Chairman of the Board of Hibernia Corporation and Hibernia National Bank.

  Mr. Masilla, a certified public accountant, was a consultant to the Company from 1992 to 1994, was a consultant to Sizeler Realty Co., Inc. from 1992 to 1994, and has been a member of the Company's Board of Directors since 1986. Mr. Masilla has been a corporate executive and manager for more than 25 years, with extensive experience in commercial bank management.

PROPERTY MANAGEMENT

  The Company has a management agreement with Sizeler Real Estate Management Co., Inc. (the "Management Company"), which is wholly-owned by Sizeler Realty Co., Inc. ("Sizeler Realty"). Sizeler Realty is a diversified real estate services company, in which a beneficial minority interest is directly owned by Sidney W. Lassen and the balance is owned by members of the family of Mr. Lassen's wife, her mother, and her father's estate.

  Under the terms of the management agreement with the Company, the Management Company performs leasing and management services with respect to the Company's properties, including the annual preparation of detailed operating and capital budgets for each property, accounting, collection of rents, repairs, cleaning, maintenance, and other operating services. Upon request of the Company, the Management Company also performs, or causes to be performed, additional services, such as advertising, promotion, market research, management information, and data processing.

  The Management Company is paid a fee based on the Company's gross investment in real estate, subject to adjustment for year-to-year increases (or decreases) in funds from operations per share of the Company.

ECONOMIC CONDITIONS

  The Company is affected by national and local economic conditions and changes in real estate markets. The financial performance of shopping center properties depends upon the strength of retail sales, which are directly affected by trends in employment and personal income. Apartment properties are, likewise, affected by the economic conditions and employment trends of the communities in which they are located.

  Fifteen of the Company's properties, comprising approximately 50% of its investment portfolio, are located in Louisiana. The Louisiana economy was adversely affected in the mid- to late 1980's by a decline in crude oil and natural gas prices, resulting in a severe contraction in the state's economic activity and a reduction in non-agricultural employment.

  The Louisiana economy has since experienced a moderate recovery, as reflected in higher levels of employment and an increase in general economic activity. The national economy also has an impact on Louisiana, particularly as it affects the tourism and convention industry, which is an important segment of the Louisiana economy.

  To diversify its portfolio and reduce the risks of geographic concentration and economic dependency on a primary industry, the Company began a program in 1988 of acquiring properties in other states of the Gulf South region.

ITEM 2. PROPERTIES

  As of December 31, 1995, the Company's real estate portfolio included interests in sixteen shopping centers and thirteen apartment communities. The Company holds, directly, or indirectly through partnerships, a fee interest in all of its properties, with the exception of the Southwood Shopping Center in Gretna, Louisiana, and the Westland Shopping Center, in Kenner, Louisiana, in which it holds its interests under long-term ground leases. Thirteen of the Company's properties were subject to mortgage loans at December 31, 1995.

  In the opinion of Management, all of the Company's properties are well-maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance. The Company does not presently maintain insurance coverage for environmental liabilities.

  The following table sets forth certain information concerning the Company's real estate investments as of December 31, 1995:

                                                                   PERCENT LEASED(E)
                                               GROSS LEASABLE AREA   DECEMBER 31,
                            YEAR    YEAR LAST   IN SQUARE FEET OR  -------------------
      DESCRIPTION        COMPLETED  RENOVATED    RENTABLE UNITS      1995       1994
      -----------        ---------- ---------- -------------------   ----     --------
REGIONAL ENCLOSED MALLS
 (3)
 Hammond Square(c)......       1978       1992         355,735s.f.       88%        87%
  (Hammond, Louisiana)                                 426,139 (a)
 North Shore Square (c).       1986       1995         356,081           94%        95%
  (Slidell, Louisiana)                                 624,130/(a)
 Southland Mall (c)..... 1970, 1981       1995         469,644/          96%        96%
  (Houma, Louisiana)                                   580,192 (a)
POWER SHOPPING CENTERS
 (2)
 Lantana Plaza..........       1993         --         275,928           96%        97%
  (Palm Beach County,
   Florida)
 Westward............... 1961, 1990       1995         226,547           98%        97%
  (W. Palm Beach,
   Florida)
COMMUNITY SHOPPING
 CENTERS (11)
 Airline Park (c).......       1973       1986          71,368          100%       100%
  (Metairie, Louisiana)
 Azalea Gardens (c).....       1950       1986          45,032          100%       100%
  (Jefferson, Louisiana)
 Camelot Plaza..........       1981         --          77,378           94%        94%
  (San Antonio, Texas)
 Colonial (c)...........       1967       1987          43,230          100%       100%
  (Harahan, Louisiana)
 Delchamps Plaza (c)....       1989         --          72,673          100%       100%
  (Gonzales, Louisiana)                                186,673 (a)
 Rainbow Square.........       1986         --          74,746          100%       100%
  (Dunnellon, Florida)                                 116,746 (a)
 Southwood (d)..........       1986         --          40,000           92%        92%
  (Gretna, Louisiana)
 Town & Country.........       1993         --         148,782           99%        99%
  (Palatka, Florida)
 Weeki Wachee Village...       1987         --          82,349           93%       100%
  (Weeki Wachee,
   Florida)
 Westgate (c)...........       1964       1987         216,298           50%        98%
  (Alexandria,
   Louisiana)
 Westland (c)...........       1966       1990         108,418           99%       100%
  (Kenner, Louisiana)                              -----------     --------   --------
                                                     2,664,209           92%        95%
                                                   ===========     ========   ========
APARTMENTS (13)
 Bel Air................ 1968, 1974         --       202 units           98%        99%
  (Mobile, Alabama)
 Bryn Mawr..............       1991         --       240 units          100%       100%
  (Naples, Florida)
 Colonial Manor (c).....       1967       1992        48 units           94%        98%
  (Harahan, Louisiana)
 Garden Lane (c)........ 1966, 1968         --       261 units          100%        98%
  (Gretna, Louisiana)    1971, 1972
 Georgian (c)...........       1951 1980, 1993       135 units           82%        99%
  (New Orleans,
   Louisiana)
 Hampton Park...........       1977       1995       300 units           94%        90%
  (Mobile, Alabama)
 Jamestown Estates (b).. 1971, 1972         --       177 units           99%        --
  (Pensacola, Florida)
 Lafayette Square....... 1969, 1972       1995       675 units           95%        92%
  (Mobile, Alabama)
 Lakeview Club..........  1990-1992         --       443 units           91%        98%
  (Ft. Lauderdale,
   Florida)
 Magnolia Place (c).....       1984         --       148 units           97%        95%
  (New Iberia,
   Louisiana)
 Pine Bend..............       1979         --       152 units           98%        99%
  (Mobile, Alabama)
 Steeplechase (c).......       1982         --       192 units           98%        98%
  (Lafayette, Louisiana)
 Woodcliff..............       1977         --       184 units          100%        99%
  (Pensacola, Florida)                             -----------     --------   --------
                                                   3,157 units           96%        96%
                                                   ===========     ========   ========


--------
(a) The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. The Hammond Square and the Southland Mall Shopping Centers have stores owned by Dillard Department Stores, Inc., comprising 70,404 s.f. and 110,548 s.f. of space, respectively; the North Shore Square Shopping Mall has stores owned by Maison Blanche, Inc., a subsidiary of Mercantile Stores Co. Inc., Mervyn's, and Dillard Department Stores, Inc., comprising 115,776 s.f., 75,319 s.f., and 76,954 s.f. of space, respectively; the Delchamps Plaza and the Rainbow Square Shopping Centers have stores owned by Wal-Mart Stores, Inc., comprising 114,000 s.f. and 42,000 s.f., respectively.
(b) Information is not provided for December 31, 1994 with respect to this property, because it was not acquired until 1995.
(c) The Company has a 99% partnership interest in these properties.
(d) The Company has a 50% partnership interest in Southwood Shopping Center.
(e) Percent leased is computed as the ratio of total space leased, including anchor stores, to total leasable space, expressed as a percentage. The computation excludes owner-occupied stores in which the Company has no ownership interest.

ITEM 3. LEGAL PROCEEDINGS.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

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

                                                                       DIVIDENDS
1994                                                   HIGH    LOW       PAID
----                                                   ----    ----    ---------
1st Quarter........................................... $13 7/8 $12 7/8   $0.27
2nd Quarter...........................................  13 1/2  12 3/8    0.27
3rd Quarter...........................................  13      12 3/8    0.28
4th Quarter...........................................  12 1/4  10 1/2    0.28
1995
----
1st Quarter........................................... $11     $10       $0.28
2nd Quarter...........................................  10 3/8   9 3/8    0.28
3rd Quarter...........................................  10 1/8   9 3/8    0.28
4th Quarter...........................................   9 5/8   8 1/2    0.28

  As of March 22, 1996, there were 542 individually-listed owners of record of the Company's Shares. Approximately 85.7% of the Company's outstanding Shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company ("DTC"), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

  The Company has paid dividends in each quarter since its inception as a publicly-owned company in 1987, with a cumulative total of approximately $55.6 million paid to shareholders over this time period. Cash dividends paid to shareholders in 1995 amounted to 87.6% of 1995 funds from operations.

  Under the REIT rules of the Internal Revenue Code, the Company must pay at least 95% of its ordinary taxable income as dividends in order to avoid taxation as a regular corporation. The declaration of dividends is a discretionary decision of the Board of Directors and depends upon the Company's distributable funds, financial requirements, tax considerations, and other factors. A portion of the Company's dividends paid may be deemed either capital gain income or a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividend.

  The federal income tax status of dividends per share paid for the five years ended December 31 was as follows:

                                                   1995  1994  1993  1992  1991
                                                   ----- ----- ----- ----- -----
Ordinary Income................................... $0.40 $0.72 $0.59 $0.53 $0.64
Return of Capital.................................  0.72  0.38  0.43  0.46  0.34
Capital Gain......................................    --    --  0.03  0.02  0.02
                                                   ----- ----- ----- ----- -----
  Total........................................... $1.12 $1.10 $1.05 $1.01 $1.00
                                                   ===== ===== ===== ===== =====

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

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1995       1994      1993      1992     1991
                              ---------  --------  --------  --------  -------
OPERATING DATA(1)
 Operating Revenue
  Rents and other income.....  $ 43,087  $ 36,621  $ 25,005  $ 14,786  $10,994
  Equity in income of
   partnership...............       106        75        72        88       75
                              ---------  --------  --------  --------  -------
                                 43,193    36,696    25,077    14,874   11,069
 Operating Expenses..........    26,044    21,382    14,733     8,714    6,593
                              ---------  --------  --------  --------  -------
   INCOME FROM OPERATIONS....    17,149    15,314    10,344     6,160    4,476
                              ---------  --------  --------  --------  -------
 Other Income (Expenses)
  Interest and dividend
   income....................        42        82     1,240       270      455
  Interest expense...........   (14,497)  (10,248)   (7,529)   (3,807)  (2,869)
                              ---------  --------  --------  --------  -------
                                (14,455)  (10,166)   (6,289)   (3,537)  (2,414)
                              ---------  --------  --------  --------  -------
   INCOME BEFORE GAIN (LOSS)
    ON SALE OF REAL ESTATE...     2,694     5,148     4,055     2,623    2,062
                              ---------  --------  --------  --------  -------
 Gain (Loss) on Sale of Real
  Estate Investments and
  Costs Associated with
  Proposed Real Estate
  Investment.................        --         8       285      (528)    (268)
                              ---------  --------  --------  --------  -------
INCOME BEFORE EXTRAORDINARY
 ITEM                             2,694     5,156     4,340     2,095    1,794
 Extraordinary item--early
  extinguishment of debt.....        --        --    (1,611)       --       --
                              ---------  --------  --------  --------  -------
   NET INCOME................ $   2,694  $  5,156  $  2,729  $  2,095  $ 1,794
                              =========  ========  ========  ========  =======
Funds From Operations (2).... $  11,094  $ 11,512  $  8,314  $  5,320  $ 4,174
Net Cash Provided by (Used
 in):
 Operating Activities........ $  10,117  $ 10,615  $  9,767  $  4,633  $ 4,353
 Investing Activities........ $ (17,857) $(52,748) $(59,510) $(33,277) $(4,192)
 Financing Activities........ $   7,591  $ 37,257  $ 54,465  $ 19,311  $10,289
Dividends Paid............... $   9,723     9,806     7,181     4,784    3,229
Per Share Data:
 Net income.................. $    0.31  $   0.58  $   0.37  $   0.44  $  0.52
 Dividends paid.............. $    1.12  $   1.10  $   1.05  $   1.01  $  1.00
Weighted Average Shares
 Outstanding.................     8,690     8,914     7,346     4,736    3,429
                                           AS OF DECEMBER 31,
                              ------------------------------------------------
                                1995       1994      1993      1992     1991
                              ---------  --------  --------  --------  -------
BALANCE SHEET DATA
 Gross Investment in Real
  Estate.....................  $296,884  $279,698  $203,529  $137,047  $93,692
 Total Assets................   281,857   269,923   202,904   132,178   97,990
 Mortgage Notes Payable......    68,317    42,139    19,704    41,572   29,903
 Notes Payable...............    51,419    52,987     5,000    24,113       --
 Convertible Subordinated
  Debentures.................    62,878    62,878    62,955        --       --
 Total Liabilities...........   186,534   163,213    91,737    67,032   30,219
 Shareholders' Equity........    95,323   106,710   111,167    65,146   67,771

--------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding factors such as property acquisitions and dispositions and other transactions which have affected operating performance during the periods indicated.

(2) Funds from operations has been defined by the Company for the years covered in the above table as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Overview

  The Company's real estate investment portfolio is composed of shopping center and apartment properties. As of December 31, 1995, approximately 64% of the Company's real estate investment portfolio, or a gross investment of $191 million, consisted of shopping centers, and approximately 36%, or $106 million, consisted of apartments.

  During 1995 and 1994, the Company made three property acquisitions, consisting of one enclosed regional shopping center and two apartment properties, and also acquired additional land adjoining three of its existing shopping centers, at combined costs of $74.6 million (purchase price plus improvements thereto). Operating revenue, expenses and income from operations for these years increased as a result of these acquisitions, effective when each acquisition was completed.

  The following table provides certain information with respect to the Company's shopping center and apartment properties:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------- ------- -------
                                                             (IN MILLIONS)
      OPERATING REVENUES FROM:
        Shopping Centers............................... $  25.2 $  21.4 $  15.9
        Apartments.....................................    18.0    15.3     9.2
                                                        ------- ------- -------
                                                        $  43.2 $  36.7 $  25.1
                                                        ======= ======= =======
      DIRECT OPERATING EXPENSES OF:
        Shopping Centers
          Depreciation................................. $   4.9 $   3.8 $   3.0
          Other operating expenses.....................     8.3     6.9     5.2
                                                        ------- ------- -------
                                                           13.2    10.7     8.2
                                                        ------- ------- -------
        Apartments
          Depreciation.................................     3.2     2.1     1.0
          Other operating expenses.....................     7.3     6.3     3.6
                                                        ------- ------- -------
                                                           10.5     8.4     4.6
                                                        ------- ------- -------
                                                        $  23.7 $  19.1 $  12.8
                                                        ======= ======= =======
      INCOME FROM RENTAL OPERATIONS:
        Shopping Centers............................... $  12.0 $  10.7 $   7.7
        Apartments.....................................     7.5     6.9     4.6
                                                        ------- ------- -------
                                                        $  19.5 $  17.6 $  12.3
                                                        ======= ======= =======
      OTHER OPERATING EXPENSES:
        Administrative Expenses........................ $   2.0 $   1.9 $   1.7
        Depreciation and Amortization of Non-Real
         Estate Assets.................................      .4      .4      .3
                                                        ------- ------- -------
      INCOME FROM OPERATIONS........................... $  17.1 $  15.3 $  10.3
                                                        ======= ======= =======

RESULTS OF OPERATIONS

 Comparison of the years ended December 31, 1995 and 1994.

  For the year ended December 31, 1995, results of operations reflected increases over corresponding 1994 amounts, resulting primarily from the Company's acquisition of properties during 1995 and 1994, as shown below:

                                                            GROSS INVESTMENT (A)
                                                               (IN MILLIONS)
                                                            ---------------------
                                                             1995   1994  TOTAL
                                                            ------ ------ -------
      Shopping Centers.....................................  $ 0.9 $ 39.3 $ 40.2
      Apartments...........................................    5.1   29.3   34.4
                                                            ------ ------ ------
        TOTAL..............................................  $ 6.0 $ 68.6 $ 74.6
                                                            ====== ====== ======

--------
(a) Gross investment is initial purchase price plus costs capitalized subsequent to acquisition through December 31, 1995.

  Operating revenue from all properties in the portfolio for the year ended December 31, 1995, compared to 1994, increased by $6.5 million (18%), due principally to newly-acquired properties and, to a lesser extent, higher rental rates on properties which were a part of the portfolio during both comparative periods. Revenue from shopping centers and apartments increased by $3.8 million and $2.7 million, respectively. Direct operating expenses from all properties increased by $4.6 million (24%); direct operating expenses of shopping centers and apartments increased $2.5 million and $2.1 million, respectively; and income from rental operations (defined by the Company as operating revenues less direct operating expenses of real estate properties, as set forth in the preceding table) from all properties increased $1.9 million (11%); income from rental operations of shopping centers and apartments increased $1.3 million and $600 thousand, respectively. The reported increases in operating revenue, direct operating expenses, and income from rental operations were due principally to newly-acquired properties.

  Operating revenue from shopping center and apartment properties, owned during both comparable periods, increased 4% in 1995, compared to 1994, attributable to higher average rental rates. Direct operating expenses from these same properties increased 7% over the same period a year ago, principally attributable to higher depreciation expense resulting from renovation projects at several of the Company's properties. As a result, income from rental operations from shopping center and apartment properties owned during both comparable periods increased 1%.

  Interest, dividend, and other income decreased $40 thousand for the year 1995, compared to 1994, due to disposition of marketable securities in 1994.

  Interest expense increased $4.2 million (41%) for the year ended December 31, 1995, compared to 1994, attributable to the following: (1) an increase of $1.1 million in interest expense on bank debt, due to higher average borrowings to fund acquisitions and capital improvements, and higher interest rates (average borrowings were approximately $44.0 million and $32.5 million, with a weighted average interest rate of 8.6% and 7.7% in 1995 and 1994, respectively), and (2) an increase of $3.1 million in interest expense on mortgage debt, due to higher mortgage debt outstanding during 1995, net of the Company's repayment of mortgage debt in 1995. To mitigate the future impact of interest rate changes on the Company's borrowing costs, the Company focused on refinancing short-term debt with long-term, fixed-rate debt. Accordingly, during 1995, the Company completed new mortgage financing totalling $52.2 million, repaid mortgage debt totalling $25.9 million, and paid down bank lines with the remaining proceeds. Bank lines were also used to finance capital improvements and other investments, which resulted in subsequent increases in bank debt to a level approximately $1.5 million below year-end 1994.

  General and administrative expenses increased $142 thousand (8%) in 1995, compared to 1994. The increase is primarily due to increased payroll costs, professional fees, and other administrative costs associated with the Company's increased portfolio size and capital structure.

  The reduction in net income between 1995 and 1994 was, in the aggregate and on a per-share basis, principally attributable to the increase in depreciation expense due to additional investment in real estate properties, and interest expense resulting from increased borrowings from acquisitions and capital improvements, and higher interest rate levels during 1995 over those of the preceding year.

 Comparison of the years ended December 31, 1994 and 1993.

  For the year ended December 31, 1994, results of operations reflected increases over corresponding 1993 amounts, resulting primarily from the Company's acquisition of properties during 1993 and 1994, as shown below:

                                                               GROSS INVESTMENT
                                                                     (A)
                                                                (IN MILLIONS)
                                                              ------------------
                                                              1994  1993  TOTAL
                                                              ----- ----- ------
      Shopping Centers....................................... $34.9 $26.8 $ 61.7
      Apartments.............................................  28.2  42.5   70.7
                                                              ----- ----- ------
          TOTAL.............................................. $63.1 $69.3 $132.4
                                                              ===== ===== ======

--------
(a) Gross investment is initial purchase price plus costs capitalized subsequent to acquisition through December 31, 1994.

  Operating revenue from all properties in the portfolio for the year ended December 31, 1994, compared to 1993, increased by $11.6 million (46%), due principally to newly-acquired properties and, to a lesser extent, higher rental rates on properties which were a part of the portfolio during both comparative periods. Revenue from shopping centers and apartments increased by $5.5 million and $6.1 million, respectively. Direct operating expenses of all properties increased by $6.3 million (49%); direct operating expenses of shopping centers and apartments increased $2.5 million and $3.8 million, respectively. Income from rental operations of all properties increased $5.3 million (43%); income from rental operations of shopping centers and apartments increased $3.0 million and $2.3 million, respectively. The reported increases in operating revenue, direct operating expenses, and income from rental operations were due principally to newly-acquired properties.

  Operating revenue and expenses from shopping center and apartment properties owned during both comparable periods each increased 5% in 1994, compared to 1993. As a result, income from rental operations from these properties increased 5% over the same period in 1993. Management attributes this increase in income from rental operations to higher rental rates and higher average occupancies throughout 1994 compared to 1993.

  Interest, dividend, and other income decreased $1.2 million for the year 1994, compared to 1993. This decrease is due principally to the Company fully investing, by the end of 1993, all funds derived from its May 1993 public offering in income- producing properties and debt repayments, which were partially invested in short- term, interest-bearing securities during 1993; and also due to the sale of the Company's investments in real estate companies during the first quarter of 1993.

  Interest expense increased $2.7 million (36%) for the year ended December 31, 1994, compared to 1993, attributable to the following: (1) an increase of $1.8 million in interest expense on the convertible subordinated debentures issued on May 13, 1993; (2) an increase of $1.9 million in interest expense on bank debt, due to higher average borrowings to fund acquisitions and capital improvements, and higher interest rates (average borrowings were approximately $32.5 million and $8.5 million, with a weighted average interest rate of 7.7% and 6.1% in 1994 and 1993, respectively). These increases in interest expense were partially offset by lower mortgage interest expense of $1.0 million, attributable to the repayment of $28.6 million of mortgage debt, and the repayment of $24.1 million of bank debt, both with the proceeds of the May 1993 public offering.

  General and administrative expenses increased by $188 thousand (11%) in 1994, compared to 1993. The increase is primarily due to increased costs incurred in connection with the evaluation of potential acquisitions, higher payroll costs, professional fees, and other administrative costs associated with the Company's increased portfolio size and capital structure.

  The comparison of net income between 1994 and 1993 was additionally affected by the recognition of: (1) $1.6 million of costs associated with the early extinguishment of mortgage debt in 1993; and (2) an $8 thousand gain on the sale of the Company's available-for-sale investment securities in 1994, compared to $285 thousand in 1993 from the sale of investments in real estate companies.

LIQUIDITY AND CAPITAL RESOURCES

  The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At December 31, 1995, the Company had $1.3 million of cash and cash equivalents, and commitments for a total of $95.0 million of bank lines of credit, of which approximately $44.0 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

  Net cash flows from operating activities decreased $498 thousand in 1995 from 1994, and increased $848 thousand in 1994 from 1993. The decrease between 1995 and 1994 was primarily attributable to higher interest charged on the Company's borrowings and changes in operating liabilities caused by growth in the Company's investment portfolio. The increase between 1994 and 1993 was attributable to an increase in income from rental operations, net of changes in operating assets caused by growth in the Company's investment portfolio.

  Net cash flows used in investing activities decreased $34.9 million in 1995 from 1994, attributable to a decrease in the addition of investment properties, offset by an increase in improvements to existing properties. In 1995, the Company acquired an apartment community for approximately $4.75 million, and additional land adjoining two of its existing shopping centers during 1995, at combined costs of $847 thousand. The increase in improvements to real estate investments during 1995 was attributable to the completion of renovation programs at two of the Company's shopping centers and on-going renovation projects at certain existing apartment properties. The renovation programs completed at the shopping centers during 1995 were under non-cancellable construction contracts with non-affiliated companies, for total contract amounts of $5.0 million. The Company had no major commitments for capital improvements at December 31, 1995.

  Net cash flows used in investing activities decreased $6.8 million in 1994 and 1993, attributable to a decrease in the addition of investment properties, offset by an increase in improvements to existing properties. In 1994, the Company acquired an apartment community and a shopping center for $39.0 million (net of $22.8 million debt assumed), and additional land adjoining three of its existing shopping centers at combined costs of $2.5 million. The increase in costs of improvements to real estate properties during 1994 was primarily attributable to renovation programs at two of the Company's shopping centers and certain existing apartment properties. In connection with the renovation of the shopping centers, each contract was approximately 50% complete, on a cost basis, at December 31, 1994.

  Net cash flows provided by financing activities decreased $29.7 million in 1995 from 1994, and decreased $17.2 million in 1994 from 1993. The decrease in 1995 from 1994 was primarily attributable to the Company's increased principal payments on mortgage notes payable and notes payable to banks, increased debt issuance costs, and the repurchase of 460,900 Shares of treasury stock. During 1995, the Company completed mortgage debt financing totalling $52.2 million, from which the Company repaid other mortgage debt totalling $25.9 million and paid down variable-rate bank debt with the remaining proceeds. Bank lines were also used to finance capital improvements and other investments, which resulted in subsequent increases in bank debt to a level approximately $1.5 million below year-end 1994. The principal purpose of this debt financing was to limit exposure to rising interest rates by replacing a substantial amount of the Company's variable rate, short-term debt with fixed-rate, long-term debt. The decrease in 1994 from 1993 was attributable to the net effect of the refinancings and repayment of debt in connection with the Company's May 1993 public offering of 4 million shares of common stock and $65.0 million convertible subordinated debentures. Substantially all of the costs of investing activities during 1994 and 1995 were funded by borrowings from bank credit lines and the assumption of existing mortgage debt with respect to the properties acquired.

  As of December 31, 1995, thirteen of the Company's properties, comprising approximately 37% of its gross investment in real estate, were subject to a total of $68.3 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remainder of the portfolio may be available for additional debt financing, if determined appropriate. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

  The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. To limit the Company's reliance on external capital sources to fund future cash flow needs, the Board of Directors decided to reduce the dividend payout rate. Accordingly, the Board of Directors on February 1, 1996, declared a cash dividend with respect to the period October 1, 1995, through December 31, 1995, of $.22 per share, to shareholders of record as of February 21, 1996. This represents a reduction in the quarterly dividend rate from the $.28 per share previously paid.

FUNDS FROM OPERATIONS

  Funds from Operations was defined by the Company in 1995 as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, nor is it indicative that cash flows are adequate to fund all cash needs. Funds from operations should not be considered as an alternative to net income as defined by generally accepted accounting principles or to cash flows as a measure of liquidity. Since the definition of funds from operations is a guideline, computation of funds from oeprations may vary from one REIT to another. Real estate industry analysts generally utilize the concept of funds from operations as an important measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

  For the year ended December 31, 1995, funds from operations totalled $11.1 million, compared to $11.5 million for the same period in 1994, a decrease of $400 thousand (4.0%). The decrease in funds from operations in 1995 is due primarily to higher interest charges on the Company's borrowings, offset by an increase in income from rental operations, primarily due to new property acquisitions in 1995 and 1994. Funds from operations in 1994 increased over the same period in 1993 by $3.2 million (38%). This increase was due primarily from the Company's acquisition of properties during 1994 and 1993.

  Effective January 1, 1996, the Company has adopted a new definition of funds from operations, in keeping with industry guidelines as established by the National Association of Real Estate Investment Trusts (NAREIT).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's Consolidated Balance Sheets as of December 31, 1995 and 1994, and its Consolidated Statements of Income, Shareholders' Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994, and 1993, together with the Report of Independent Auditors thereon, are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the notes to the consolidated financial statements are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements with Accountants on accounting and financial disclosures. The information required by Item 9 of Form 10-K has been previously reported (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) by the Company on its Form 8-K, dated May 18, 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  For information regarding executive officers of the Company, see "Executive Officers" in Part I, Item 1 of this report. The other information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item 12 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item 13 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           -----
Reports of Independent Auditors........................................... 17-18
Consolidated Balance Sheets as of December 31, 1995 and 1994..............    19
Consolidated Statements of Income for the years ended December 31, 1995,
 1994, and 1993...........................................................    20
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1995, 1994, and 1993........................................    21
Consolidated Statements of Cash Flows for the years ended December 31,
 1995, 1994, and 1993.....................................................    22
Notes to Consolidated Financial Statements................................ 23-30
Financial Statement Schedules
  Schedule II. Valuation and Qualifying Accounts..........................    31
  Schedule III. Real Estate and Accumulated Depreciation.................. 32-33

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Sizeler Property Investors, Inc.

  We have audited the consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the Index at
Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedules based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc., and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

New Orleans, Louisiana
February 1, 1996, except as to
Note H, which is as of March 5, 1996.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Sizeler Property Investors, Inc.

  We have audited the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sizeler Property Investors, Inc. and subsidiaries at December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Jackson, Mississippi
February 3, 1995

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1995          1994
                                                    ------------  ------------
                      ASSETS
Real estate investments (Notes B and D)
  Land............................................  $ 48,402,000  $ 46,918,000
  Buildings and improvements, net of accumulated
   depreciation of $29,041,000 in 1995 and
   $21,309,000 in 1994............................   218,478,000   210,498,000
  Investment in real estate partnership (Note A)..       963,000       973,000
                                                    ------------  ------------
                                                     267,843,000   258,389,000
Cash and cash equivalents.........................     1,274,000     1,423,000
Accounts receivable and accrued revenue, net of
 allowance for doubtful accounts of $166,000 in
 1995 and $321,000 in 1994........................     3,088,000     2,931,000
Prepaid expenses and other assets, net............     9,652,000     7,180,000
                                                    ------------  ------------
    Total Assets..................................  $281,857,000  $269,923,000
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Note D)...................  $ 68,317,000  $ 42,139,000
Notes payable (Note D)............................    51,419,000    52,987,000
Accounts payable and accrued expenses.............     2,762,000     4,119,000
Tenant deposits and advance rents.................       896,000       845,000
Commitments and contingencies (Note J)............            --            --
Minority interest in real estate partnerships
 (Note K).........................................       262,000       245,000
                                                    ------------  ------------
                                                     123,656,000   100,335,000
Convertible subordinated debentures (Note A
 and D)...........................................    62,878,000    62,878,000
                                                    ------------  ------------
    Total Liabilities.............................   186,534,000   163,213,000
                                                    ------------  ------------
SHAREHOLDERS' EQUITY (Notes E and L)
Preferred stock, 3,000,000 shares authorized, none
 issued...........................................            --            --
Common stock, par value $.01 per share, 15,000,000
 shares authorized, shares issued and
 outstanding--8,930,069 in 1995 and 8,922,819 in
 1994.............................................        89,000        89,000
Additional paid-in capital........................   127,273,000   127,199,000
Accumulated distributions in excess of net income
 (Note G).........................................   (27,580,000)  (20,551,000)
                                                    ------------  ------------
                                                      99,782,000   106,737,000
Treasury shares, at cost, 460,900 shares..........    (4,454,000)           --
Unrealized loss on securities (Note A)............        (5,000)      (27,000)
                                                    ------------  ------------
    Total Shareholders' Equity....................    95,323,000   106,710,000
                                                    ------------  ------------
    Total Liabilities and Shareholders' Equity....  $281,857,000  $269,923,000
                                                    ============  ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1995          1994          1993
                                       ------------  ------------  ------------
OPERATING REVENUE (Notes B, C, and F)
  Rents and other income.............  $ 43,087,000  $ 36,621,000  $ 25,005,000
  Equity in income of partnership....       106,000        75,000        72,000
                                       ------------  ------------  ------------
                                         43,193,000    36,696,000    25,077,000
                                       ------------  ------------  ------------
OPERATING EXPENSES
  Management and leasing (Note F)....     1,969,000     1,495,000     1,179,000
  Utilities..........................     1,918,000     1,737,000     1,368,000
  Real estate taxes..................     3,189,000     2,625,000     1,482,000
  Administrative expenses............     2,028,000     1,886,000     1,698,000
  Operations and maintenance
   (Note F)..........................     6,228,000     5,301,000     3,560,000
  Other operating expenses...........     2,325,000     1,995,000     1,212,000
  Depreciation.......................     8,387,000     6,343,000     4,234,000
                                       ------------  ------------  ------------
                                         26,044,000    21,382,000    14,733,000
                                       ------------  ------------  ------------
    INCOME FROM OPERATIONS...........    17,149,000    15,314,000    10,344,000
                                       ------------  ------------  ------------
OTHER INCOME (EXPENSES)
  Interest, dividends, and other
   income............................        42,000        82,000     1,240,000
  Interest expense (Note D)..........   (14,497,000)  (10,248,000)   (7,529,000)
                                       ------------  ------------  ------------
                                        (14,455,000)  (10,166,000)   (6,289,000)
                                       ------------  ------------  ------------
    INCOME BEFORE GAIN (LOSS) ON SALE
     OF REAL ESTATE AND EXTRAORDINARY
     ITEM............................     2,694,000     5,148,000     4,055,000
                                       ------------  ------------  ------------
  Gain (loss) on sale of investments
   in real estate companies and other
   securities........................            --         8,000       285,000
                                       ------------  ------------  ------------
                                                 --         8,000       285,000
                                       ------------  ------------  ------------
    INCOME BEFORE EXTRAORDINARY ITEM.     2,694,000     5,156,000     4,340,000
  Extraordinary item--early
   extinguishment of debt
   (Note A)..........................            --            --    (1,611,000)
                                       ------------  ------------  ------------
    NET INCOME.......................  $  2,694,000  $  5,156,000  $  2,729,000
                                       ============  ============  ============
    PER SHARE DATA:
    Income before extraordinary item.  $       0.31  $       0.58  $       0.59
                                       ============  ============  ============
    Extraordinary item...............  $         --  $         --  $       (.22)
                                       ============  ============  ============
    Net income.......................  $       0.31  $       0.58  $       0.37
                                       ============  ============  ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              ACCUMULATED
                            COMMON STOCK       ADDITIONAL   DISTRIBUTIONS IN              UNREALIZED
                          ------------------     PAID-       EXCESS OF NET    TREASURY     LOSS ON
                           SHARES    AMOUNT    IN CAPITAL        INCOME         STOCK     SECURITIES    TOTAL
                          ---------  -------  ------------  ---------------- -----------  ---------- ------------
Balance at January 1,
 1993...................  5,263,398   52,000    83,394,000    $(11,449,000)  $(6,851,000)  $     --  $ 65,146,000
                          ---------  -------  ------------    ------------   -----------   --------  ------------
Issuance of 4,000,000
 shares in public
 offering, less
 underwriters'
 commissions and
 offering costs of
 $3,566,000.............  4,000,000   40,000    48,394,000                                             48,434,000
Conversion of debentures    157,307    2,000     1,962,000                                              1,964,000
Retirement of treasury
 stock..................   (525,400)  (5,000)   (6,846,000)                    6,851,000                        0
Net income for 1993.....                                         2,729,000                              2,729,000
Cash dividends declared
 and paid ($1.05 per
 share) (Note G)........                                        (7,181,000)                            (7,181,000)
Exercise of stock
 options................      6,399                 75,000                                                 75,000
                          ---------  -------  ------------    ------------   -----------   --------  ------------
Balance at December 31,
 1993...................  8,901,704   89,000   126,979,000     (15,901,000)           --         --   111,167,000
                          ---------  -------  ------------    ------------   -----------   --------  ------------
Conversion of
 debentures.............      5,922                 77,000                                                 77,000
Offering costs from 1993
 offering...............                           (10,000)                                               (10,000)
Net income for 1994.....                                         5,156,000                              5,156,000
Cash dividends declared
 and paid ($1.10 per
 share) (Note G)........                                        (9,806,000)                            (9,806,000)
Exercise of stock
 options (Note E).......     10,693                 95,000                                                 95,000
Shares issued pursuant
 to Directors' Stock
 Ownership Plan
 (Note E)...............      4,500                 58,000                                                 58,000
Unrealized loss on
 securities (Note A)....                                                                    (27,000)      (27,000)
                          ---------  -------  ------------    ------------   -----------   --------  ------------
Balance at December 31,
 1994...................  8,922,819  $89,000  $127,199,000    $(20,551,000)  $        --   $(27,000) $106,710,000
                          ---------  -------  ------------    ------------   -----------   --------  ------------
Net income for 1995.....                                         2,694,000                              2,694,000
Cash dividends declared
 and paid ($1.12 per
 share) (Notes G and H).                                        (9,723,000)                            (9,723,000)
Exercise of stock
 options (Note E).......      2,000                 17,000                                                 17,000
Shares issued pursuant
 to Directors' Stock
 Ownership Plan
 (Note E)...............      5,250                 57,000                                                 57,000
Unrealized loss on
 securities (Note A)....                                                                     22,000        22,000
Purchase of treasury
 shares, 460,900 shares.                                                      (4,454,000)              (4,454,000)
                          ---------  -------  ------------    ------------   -----------   --------  ------------
Balance at December 31,
1995....................  8,930,069   89,000  $127,273,000     (27,580,000)   (4,454,000)    (5,000)   95,323,000
                          =========  =======  ============    ============   ===========   ========  ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                         1995          1994          1993
                                      -----------   -----------   -----------
OPERATING ACTIVITIES:
  Net income......................... $ 2,694,000   $ 5,156,000   $ 2,729,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization....   8,387,000     6,343,000     4,234,000
    Gain on sale of investments in
     real estate companies and other
     securities......................          --        (8,000)     (285,000)
    Extraordinary item--early
     extinguishment of debt..........          --            --     1,611,000
    Equity in depreciation of real
     estate partnership..............      13,000        21,000        25,000
    Issuance of shares pursuant to
     Directors' Stock Ownership Plans
     for annual directors' fees......      57,000        58,000            --
  Changes in operating assets and
   liabilities:
    Increase in accounts receivable
     and accrued revenue.............    (157,000)     (354,000)     (837,000)
    Increase in prepaid expenses and
     other assets....................    (242,000)   (1,039,000)     (383,000)
    Increase (decrease) in accounts
     payable and accrued expenses....    (686,000)      421,000     2,264,000
    Increase in tenant deposits and
     advance rents...................      51,000        17,000       409,000
                                      -----------   -----------   -----------
      Net Cash Provided by Operating
       Activities....................  10,117,000    10,615,000     9,767,000
                                      -----------   -----------   -----------
INVESTING ACTIVITIES:
  Acquisitions of real estate
   investments, net of debt assumed..  (5,594,000)  (41,564,000)  (57,657,000)
  Improvements to real estate
   investments....................... (12,263,000)  (11,184,000)   (3,361,000)
  Proceeds on disposal of investment
   in real estate companies..........          --            --     1,508,000
                                      -----------   -----------   -----------
      Net Cash Used In Investing
       Activities.................... (17,857,000)  (52,748,000)  (59,510,000)
                                      -----------   -----------   -----------
FINANCING ACTIVITIES:
  Proceeds from mortgage notes
   payable and notes payable to
   banks.............................  52,210,000    50,987,000     5,000,000
  Principal payments on mortgage
   notes payable and notes payable to
   banks............................. (27,600,000)   (3,315,000)  (52,968,000)
  Early extinguishment of debt.......          --            --    (1,611,000)
  Debt issuance costs and mortgage
   escrow deposits...................  (2,876,000)     (735,000)   (2,262,000)
  Proceeds from issuance of common
   stock and convertible subordinated
   debentures........................          --            --   113,352,000
  Cash dividends paid................  (9,723,000)   (9,806,000)   (7,181,000)
  Issuance of shares pursuant to
   stock option plans................      17,000        95,000        75,000
  Minority interest in real estate
   partnerships......................      17,000        31,000        60,000
  Purchases of treasury shares.......  (4,454,000)           --            --
                                      -----------   -----------   -----------
      Net Cash Provided by Financing
       Activities....................   7,591,000    37,257,000    54,465,000
                                      -----------   -----------   -----------
  Net increase (decrease) in cash and
   cash equivalents..................    (149,000)  (4,876,000)     4,722,000
  Cash and cash equivalents at
   beginning of year.................   1,423,000     6,299,000     1,577,000
                                      -----------   -----------   -----------
      CASH AND CASH EQUIVALENTS AT
       END OF YEAR................... $ 1,274,000   $ 1,423,000   $ 6,299,000
                                      ===========   ===========   ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

NOTE A: SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation. The consolidated financial statements include the accounts of Sizeler Property Investors, Inc., and its majority-owned subsidiaries and partnerships (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's investment in a real estate partnership at December 31, 1995 and 1994, represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

  Cash and Cash Equivalents. Cash equivalents represent investments that are highly liquid and have a maturity of three months or less at the time the investment is made.

  Offering Expenses. In May 1993, the Company completed an offering of 4 million shares of common stock at a price of $13 per share (less $3,566,000 of underwriting and offering costs), and $65 million of 8% Convertible Subordinated Debentures (the "Debentures"), due 2003 (less $2,600,000 of underwriting costs). The Debentures are convertible into common stock of the Company, based on $13.00 per share, at any time prior to maturity, unless previously redeemed. During 1994 and 1993, $77,000 and $2,045,000 of Debentures were converted into 5,922 and 157,307 shares of common stock, respectively. No debentures were converted in 1995.

  Costs incurred in connection with public offerings of the Company's shares of common stock have been charged directly against shareholders' equity.

  Real Estate Investments. Real estate investments are recorded at cost. Depreciation of buildings and improvements is provided by the straight-line method over the estimated useful lives of the assets, ranging from ten to forty years. Betterments and major replacements are capitalized and the replaced asset and accumulated depreciation is removed from the accounts. Tenant improvement costs are depreciated using the straight-line method over the term of the related leases. Maintenance and repairs are expensed in the period incurred.

  The Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the Company reviews real estate (and other long-lived assets) and certain identifiable intangibles to be held and used, whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. If it is indicated that the carrying amount may not be recoverable from future cash flows generated by the asset, an impairment loss will be recognized. The adoption of Statement No. 121 had no effect on the 1995 financial statements.

  Securities. The Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. As a result, investment securities have been classified as available-for-sale. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. Application of the new statement has not had a material effect on the Company's financial position or results of operations.

  Deferred Charges. Debt issuance costs in connection with issuance of the Company's 8% convertible subordinated debentures and other financings are included in prepaid expense and other costs and are being amortized using the interest method over the term of the related obligations. Unamortized costs are charged

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES to expense upon prepayment of financing. Unamortized costs related to the convertible subordinated debentures are offset against additional paid-in-capital upon conversion by debenture-holders. Lease acquisition costs incurred in connection with the execution of leases are included in prepaid expenses and other assets, and are amortized over the term of the respective leases. Unamortized costs are charged to expense upon cancellation of leases prior to expiration of lease terms.

  Rental Income. Rental income includes rents from shopping center and apartment properties. Minimum rents from shopping center leases are accounted for ratably over the term of the lease. Percentage rents are recognized based upon tenant sales that exceed specific levels. Tenant reimbursements are recognized as the applicable services are rendered or expenses incurred.

  Federal Income Taxes. The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code and intends to maintain its qualification as a REIT in the future. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distribution to shareholders. As distributions have exceeded taxable income, no provision for federal or state income taxes has been recorded.

  A real estate investment trust is required to distribute to shareholders at least 95% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 1995, the income tax basis, net of accumulated tax depreciation, of the Company's real estate properties was approximately $263 million.

  Earnings Per Share. Primary earnings per share are based upon weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,690,063 in 1995, 8,914,054 in 1994, and 7,345,991 in 1993.

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

  Extraordinary Item. Expenses incurred in 1993, in connection with the early extinguishment of a $22 million mortgage note payable, are reflected in the 1993 Consolidated Statement of Income as an extraordinary item.

  Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

NOTE B: REAL ESTATE INVESTMENTS

  In 1995, the Company acquired an apartment property and additional outparcels and other developable land adjacent to several retail centers owned by the Company for approximately $5,594,000.

  In 1994, the Company acquired a regional enclosed shopping mall, an apartment property, and additional outparcels and other developable land adjacent to several retail centers owned by the Company

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES for approximately $64,340,000. In connection with the acquisition of these properties, the Company assumed mortgage notes payable totalling $22,750,000 (see Note E).

  In 1993, the Company acquired a community shopping center, a power shopping center, and four apartment properties for approximately $64,333,000. In connection with the acquisition of these properties, the Company assumed mortgage notes payable totalling $6,987,000 (see Note E).

NOTE C: REAL ESTATE OPERATIONS

  The Company's principal business is investing in shopping centers and apartment communities, located in the southern United States. Tenants in the Company's shopping centers include national, regional, and local retailers. Most of the Company's shopping center leases provide for the payment of fixed monthly rentals (minimum rents), reimbursement of common area maintenance, utilities, taxes and insurance expenses, and payment of additional rents based upon a percentage of retail sales in excess of stated minimums. The non-cancellable portions of such lease terms range from one year for smaller tenant spaces to forty years for larger tenant spaces.

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents with high credit-quality financial institutions. With respect to accounts receivable and accrued revenue, the Company believes that such items do not represent significant concentrations of credit risk at December 31, 1995 and 1994, due to diversity in the Company's tenant base and its geographical dispersion throughout the southern United States.

  Rents and other income in the Company's Consolidated Statements of Income include reimbursed expenses, comprised of the following items:

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1995       1994       1993
                                               ---------- ---------- ----------
      Common area maintenance................. $2,841,000 $2,238,000 $1,496,000
      Utility service charges.................  1,011,000    819,000    718,000
      Real estate tax and insurance...........  1,631,000  1,407,000    917,000
      Other tenant income.....................    817,000    800,000    476,000
      Other income............................    717,000    381,000     97,000
                                               ---------- ---------- ----------
                                               $7,017,000 $5,645,000 $3,704,000
                                               ========== ========== ==========

  The Company's shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancellable operating leases at December 31, 1995, are as follows:

      YEAR                                                             AMOUNT
      ----                                                          ------------
      1996......................................................... $ 16,329,000
      1997.........................................................   15,175,000
      1998.........................................................   14,093,000
      1999.........................................................   13,178,000
      2000.........................................................   11,804,000
      Thereafter...................................................   76,654,000
                                                                    ------------
                                                                    $147,233,000
                                                                    ============

  The above amounts do not include rental income that is based on tenants' sales or reimbursed expenses.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

NOTE D: NOTES PAYABLE

  The Company's mortgage notes payable at December 31, 1995 and 1994, are as follows:

                                       SECURED BY LAND,          BALANCE
                                        BUILDINGS, AND       OUTSTANDING AT
                                        IMPROVEMENTS,         DECEMBER 31,
         PRINCIPAL           INTEREST WITH BOOK VALUE ON -----------------------
          MATURITY           RATE(C)  DECEMBER 31, 1995     1995        1994
         ---------           -------- ------------------ ----------- -----------
September 1, 1996...........   9.750%    $  4,565,000    $ 3,465,000 $ 3,514,000
November 1, 1996(a).........   8.350%              --             --  22,750,000
March 1, 1997...............   9.000%       3,359,000      2,229,000   2,263,000
December 1, 1999............  10.875%       4,532,000      3,561,000   3,590,000
February 1, 2000(b).........   9.465%      18,881,000     12,025,000          --
February 1, 2000(b).........   9.465%      12,250,000      7,800,000          --
May 1, 2000.................   8.350%      27,795,000     16,000,000          --
July 1, 2000................   8.250%      10,530,000      6,852,000   6,915,000
November 1, 2000............   7.700%       3,791,000      3,000,000   2,222,000
November 1, 2000............   7.700%       3,975,000      3,600,000     293,000
November 1, 2000............   7.700%       4,401,000      3,250,000     592,000
November 1, 2000............   7.700%       5,036,000      3,220,000          --
November 1, 2000............   7.700%       4,889,000      3,315,000          --
                                         ------------    ----------- -----------
                                         $104,004,000    $68,317,000 $42,139,000
                                         ============    =========== ===========

--------
(a) This mortgage note was paid in full in August 1995.
(b) On January 17, 1996, the Company refinanced these mortgage notes, thereby reducing the fixed rates of interest to 7.44%. The new mortgage notes total $20 million and mature on February 1, 2001.
(c) The weighted average interest rate on mortgage debt at December 31, 1995 was 8.73%. Adjusted for the January 17, 1996 refinancing, the weighted average interest rate was 8.14%.

  Future principal payments on the Company's mortgage notes payable at December 31, 1995, are as follows:

      YEAR                                                             AMOUNT
      ----                                                             ------
      1996.......................................................... $ 3,602,000
      1997..........................................................   2,304,000
      1998..........................................................     118,000
      1999..........................................................   3,542,000
      2000..........................................................  58,751,000
                                                                     -----------
                                                                     $68,317,000
                                                                     ===========

  In May 1993, the Company completed an offering of $65 million of 8% convertible subordinated debentures (the "debentures"), due 2003 (less $2.6 million of underwriting costs). The debentures are convertible into common stock of the Company, based on $13.00 per share, at any time prior to maturity, unless previously redeemed. During 1994 and 1993, $77,000 and $2,045,000 of debentures were converted 5,922 and 157,307 shares of common stock, respectively. No debentures were converted in 1995.

  The Company has commitments for lines of credit from commercial banks totalling $95 million, of which $44 million was available at December 31, 1995. The weighted average interest rate was 8.55% and 7.73% for the years ended December 31, 1995 and 1994, respectively. The terms of the agreements for the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of any material

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES adverse change in the financial condition or operations of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios. The Company was in compliance with the debt covenant agreements at December 31, 1995.

NOTE E: STOCK OPTION AND OWNERSHIP PLANS

  At December 31, 1995, the Company had a 1986 Stock Option Plan (the "1986 Plan") under which an aggregate of 350,000 shares of Common Stock are currently reserved for issuance upon exercise of options granted thereunder. Under the 1986 Plan, 10-year options may be granted to key employees and are annually granted to directors at the fair market value of the Company's Common Stock at the date of grant.

  Activity under the 1986 Plan is summarized below:

                                1995                 1994                  1993
                         ------------------- --------------------- ---------------------
Outstanding at
 January 1.............. 275,500  $8.50-17.38 296,500  $ 8.50-17.38 201,000  $ 8.50-17.38
  Granted...............  36,000  $9.94-10.19  22,000  $12.69-13.56 100,500  $11,75-13.56
  Exercised.............  (2,000) $8.50- 8.75 (10,000) $ 8.75        (5,000) $11.94
  Expired...............      --              (33,000) $ 8.50-13.75      --  $-0-
                         -------  ----------- -------  ------------ -------  ------------
Outstanding at
 December 31............ 309,500 $8.50-17.38 275,500  $ 8.50-17.38 296,500  $ 8.50-17.38
                         =======             =======               =======

  At December 31, 1995 and 1994, options for 235,750 shares and 183,000 shares, respectively, were exercisable, with prices ranging from $8.50 to $17.38 per share. Shares available for future grant under the 1986 Plan totalled 11,500 at December 31, 1995.

  The 1994 Directors' Stock Ownership Plan, effective in January 1994, provides that directors of the Company who are not salaried officers of the Company are entitled to receive an annual director's fee of 750 shares. The number of shares entitled has been amended to 1,000 shares, effective January 1, 1996. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. In 1995 and 1994, 5,250 and 4,500 shares were issued, respectively.

NOTE F: RELATED PARTY TRANSACTIONS

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

  The management fee for 1995, 1994, and 1993 is based on the Company's gross investment in real estate, adjusted for year-to-year increases (or decreases) in funds from operations per share of the Company. The annual management fee, which is calculated based upon .65% of the Company's gross investment in real estate at the beginning of each year, is paid ratably on a monthly basis, adjusted for acquisitions or dispositions of property during a year. At the end of each year, the management fee for that year will be adjusted (either upward or downward) by the percentage increase or decrease in the Company's funds from operations per share, compared to the previous year. Accordingly, the management fee paid to the Management Company for 1995 was adjusted to .643% of the Company's gross investment in real estate due to a small decline in 1995 funds from operations per share as compared to 1994. The Management Company

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES also receives a leasing fee equal to 3% of the total fixed minimum rent payable for retail properties during the term of a new lease (2.5% on renewal leases). In addition to management and leasing fees, the Management Company is reimbursed for certain administrative expenses of the Company.

  Under the management contract, the Company made cash payments to the Management Company of $2,591,000, $1,779,000, and $1,468,000 in 1995, 1994, and
1993, respectively. At December 31, 1995 and 1994, no amounts were accrued or payable for such services.

  The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty, where it maintains its principal executive offices. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $96,000 in 1995, and $94,000 in 1994 and 1993. The lease provides for three five-year renewal options.

  The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease, expiring on December 31, 2046, with Trusts of certain family members of an officer and director of the Company. During 1995, 1994, and 1993, the Company paid $52,000, $51,000, and $47,000, respectively, under this lease.

  In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center ("Southwood") from Sizeler Realty (LaPalco), Inc. ("LaPalco"), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease from certain family members of an officer and director of the Company, expiring on March 31, 2031. The rent under the ground lease is 50% of cash flow up to a maximum of $225,000, and, in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year there-after. No ground rent was payable under the lease agreement in 1995, 1994, or 1993. LaPalco is the primary obligor on a $1,355,000 mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. Although the Company is not an obligor on the mortgage note payable, the partnership's interest in Southwood is subordinated to the mortgage encumbering the property.

  The Company incurred $33,000, $34,000, and $41,000 in 1995, 1994, and 1993,
respectively, for maintenance services provided by an affiliate of the Management Company.

  A director and officer of the Company is a director of Hibernia National Bank ("Hibernia"). At December 31, 1995, $20 million of the Company's $95 million bank lines of credit was provided by Hibernia. The Company had borrowings under this line totalling $12 million and $13 million at December 31, 1995 and 1994, respectively.

NOTE G: DIVIDEND DISTRIBUTION

  The dividends paid in 1995, 1994, and 1993 for federal income tax purposes were as follows:

                                    1995             1994             1993
                              ---------------- ---------------- ----------------
                                          PER              PER              PER
                                TOTAL    SHARE   TOTAL    SHARE   TOTAL    SHARE
                              ---------- ----- ---------- ----- ---------- -----
Taxable income............... $3,080,000 $0.40 $6,156,000 $ .72 $3,425,000 $ .62
Return of capital............  6,643,000  0.72  3,650,000   .38  3,756,000   .43
                              ---------- ----- ---------- ----- ---------- -----
                              $9,723,000 $1.12 $9,806,600 $1.10 $7,181,000 $1.05
                              ========== ===== ========== ===== ========== =====

NOTE H: SUBSEQUENT EVENTS

  On March 5, 1996, the Company paid a $.22 per share quarterly dividend, to shareholders of record as of February 21, 1996.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

NOTE I: CASH FLOWS

  The Company completed mortgage financing involving nine apartment properties during 1995, incurring mortgage notes payable totalling $52,210,000. The Company, in connection with the purchase of real estate properties, assumed mortgage notes payable in 1994 and 1993 with principal balances totalling $22,750,000 and $6,987,000, respectively.

  Cash interest payments made in 1995, 1994, and 1993 totalled $14,631,000, $10,250,000, and $5,309,000, respectively.

NOTE J: COMMITMENTS AND CONTINGENCIES

  The Company's officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $294,000, $218,000, and $199,000 in 1995, 1994, and 1993, respectively.

  The Company maintains a policy of directors' and officers' liability insurance, which provides coverage for the Company's officers and directors under the corporate indemnity of officers' and directors' provisions in the policy. The policy does not provide coverage of corporate defense costs. Management filed a claim under the terms of the insurance policy to recover a significant amount of the legal expense related to the defense of the Company's officers and directors, and was refunded $428,000 of such legal fees in 1995, resulting in settlement of the Company's claim. The Company had recorded a receivable in the amount of $312,000 at December 31, 1994, to recover such legal fees.

  The Company, from time to time, may be subject to litigation arising from the conduct of its business. Management of the Company does not believe that any existing litigation involving the Company will materially affect its financial condition or future results of operations.

NOTE K: MINORITY INTEREST IN REAL ESTATE PARTNERSHIP

  The Company, directly or through wholly-owned subsidiaries, owns its interests in its Louisiana-based properties (with the exception of the Southwood Shopping Center) through separate partnerships, in which the Company has a 99% interest and its partner has a 1% interest. In each case, its partner is a wholly-owned subsidiary of Sizeler Realty (see Note G). The Company's consolidated financial statements include 100% of the assets, liabilities, and operations of its Louisiana-based properties. Sizeler Realty's ownership portion is reflected in the Company's consolidated financial statements as minority interest.

NOTE L: SHAREHOLDERS' RIGHTS PLAN

  In 1989, the Company's Board of Directors adopted a shareholders' rights plan (the "Plan") and simultaneously declared a dividend of one share purchase right ("right") for each outstanding share of the Company's Common Stock outstanding at May 19, 1989 and any stock subsequently issued. The rights do not become exercisable until the earlier of (i) the date of the Company's public announcement that a person or affiliated group has acquired, or obtained the right to, beneficial ownership of 20% or more of the Company's Common Stock,
(ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group owning 30% or more of the Company's common stock of or (iii) ten business days after the Company's Board of Directors determines that a person or affiliated group has become the beneficial owner of at least 15% of the Company's Common Stock and that person or affiliated group intends to sell these shares back to the Company causing a material adverse impact to the Company.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

  The exercise price of a right has been established at $60. Once exercisable, each right would entitle the holder to purchase common stock of the company having a value equal to two times the value of the right. The rights expire on May 19, 1999.

NOTE M: QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized (unaudited) quarterly financial data for the years ended 1995 and 1994 are as follows (in thousands, except per share data):

                                             THREE MONTHS ENDED IN 1995
                                      -----------------------------------------
                                      MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
                                      -------- ------- ------------ -----------
Revenues............................. $10,520  $10,611   $10,759      $11,303
Income before gains (losses) and
 extraordinary item.................. $   695  $   621   $   693      $   685
Net income........................... $   695  $   621   $   693      $   685
Net income per share................. $  0.08  $  0.07   $  0.08      $  0.08

                                              THREE MONTHS ENDED IN 1994
                                       -----------------------------------------
                                       MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
                                       -------- ------- ------------ -----------
Revenues.............................. $ 7,741  $8,702     $9,907      $10,346
Income before gains (losses).......... $ 1,605  $1,476     $1,043      $ 1,024
Net income............................ $ 1,613  $1,476     $1,043      $ 1,024
Net income per share.................. $  0.18  $ 0.17     $ 0.12      $  0.11

NOTE N: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosure about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are described in the following paragraphs.

  The carrying amounts of cash and cash equivalents, accounts receivable and accrued revenue, accounts payable, accrued expenses and deposits approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company's lines of credit with commercial banks approximate fair value because the interest rates on these instruments change with market interest rates.

  The carrying value of mortgage notes payable is $68.3 million and $42.1 million at December 31, 1995 and 1994, respectively, while the estimated fair value is $70.9 million and $41.4 million, respectively. The estimated fair value is based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities. The estimated fair value of the Company's 8% convertible subordinated debentures, with a carrying value of $62.9 million at December 31, 1995 and 1994, was $54.2 million and $56.6 million, respectively, based upon the quoted market prices of the securities as of the end of the respective years.

  Fair value estimates are subject to certain inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented below are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                                     SCHEDULE II

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

              COLUMN A                COLUMN B   COLUMN C   COLUMN D   COLUMN E
              --------               ---------- ---------- ---------- ----------
                                     BALANCE AT ADDITIONS             BALANCE AT
                                     BEGINNING  CHARGED TO               END
                                     OF PERIOD  OPERATIONS DEDUCTIONS OF PERIOD
                                     ---------- ---------- ---------- ----------
Year ended December 31, 1995
  Allowance for doubtful accounts...  $321,000   $214,000   $369,000   $166,000
                                      --------   --------   --------   --------
    TOTAL...........................  $321,000   $214,000   $369,000   $166,000
                                      ========   ========   ========   ========
Year ended December 31, 1994
  Allowance for doubtful accounts...  $261,000   $134,000   $ 74,000   $321,000
                                      --------   --------   --------   --------
    TOTAL...........................  $261,000   $134,000   $ 74,000   $321,000
                                      ========   ========   ========   ========
Year ended December 31, 1993
  Allowance for doubtful accounts...  $206,000   $151,000   $ 96,000   $261,000
                                      --------   --------   --------   --------
    TOTAL...........................  $206,000   $151,000   $ 96,000   $261,000
                                      ========   ========   ========   ========

                                                                    SCHEDULE III

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

      COLUMN A        COLUMN B           COLUMN C           COLUMN D                  COLUMN E                  COLUMN F
      --------       ----------- ------------------------ ------------- ------------------------------------- ------------
                                                              COST
                                                           CAPITALIZED
                                                          SUBSEQUENT TO         GROSS AMOUNT AT WHICH
                                 INITIAL COST TO COMPANY   ACQUISITION       CARRIED AT CLOSE OF PERIOD
                                 ------------------------ ------------- -------------------------------------
                                             BUILDINGS &       NET                  BUILDINGS &               ACCUMULATED
    DESCRIPTION      ENCUMBRANCE    LAND     IMPROVEMENTS IMPROVEMENTS     LAND     IMPROVEMENTS    TOTAL     DEPRECIATION
    -----------      ----------- ----------- ------------ ------------- ----------- ------------ ------------ ------------
 Regional enclosed
 malls:
 Hammond Square
 Mall.............   $         0 $ 2,574,000 $ 23,664,000  $   924,000  $ 2,364,000 $ 24,798,000 $ 27,162,000 $ 5,541,000
 North Shore
 Square Mall......             0   4,000,000   30,150,000    2,681,000    4,034,000   32,797,000   36,831,000   1,575,000
 Southland Mall...             0   2,408,000   28,289,000   10,577,000    2,917,000   38,357,000   41,274,000   7,846,000
                     ----------- ----------- ------------  -----------  ----------- ------------ ------------ -----------
                               0   8,982,000   82,103,000   14,182,000    9,315,000   95,952,000  105,267,000  14,962,000
                     ----------- ----------- ------------  -----------  ----------- ------------ ------------ -----------
 Power shopping
 centers:
 Lantana Plaza....             0   6,000,000   14,107,000    2,270,000    7,808,000   14,569,000   22,377,000     864,000
 Westward.........             0   5,676,000   13,506,000    2,586,000    5,677,000   16,091,000   21,768,000   1,556,000
                     ----------- ----------- ------------  -----------  ----------- ------------ ------------ -----------
                                  11,676,000   27,613,000    4,856,000   13,485,000   30,660,000   44,145,000   2,420,000
                     ----------- ----------- ------------  -----------  ----------- ------------ ------------ -----------
 Community
 shopping centers:
 Airline Park.....             0     977,000    1,037,000       48,000      977,000    1,085,000    2,062,000     265,000
 Azalea Gardens...             0     574,000      806,000      488,000      574,000    1,294,000    1,868,000     267,000
 Camelot Plaza....     2,229,000     993,000    2,281,000      324,000    1,126,000    2,472,000    3,598,000     239,000
 Colonial.........             0     554,000      555,000      253,000      559,000      803,000    1,362,000     239,000
 Delchamps Plaza..     3,561,000     713,000    4,381,000       44,000      713,000    4,425,000    5,138,000     606,000
 Rainbow Square...     3,465,000     970,000    4,443,000       90,000      984,000    4,519,000    5,503,000     938,000
 Town & Country...             0     860,000    3,194,000      717,000    1,491,000    3,280,000    4,771,000     171,000
 Weeki Wachee.....             0   2,185,000    4,179,000      597,000    2,815,000    4,146,000    6,961,000     905,000
 Westgate.........             0   1,809,000    2,162,000      635,000    1,774,000    2,832,000    4,606,000     750,000
 Westland.........             0           0    3,068,000    1,980,000            0    5,048,000    5,048,000   1,046,000
                     ----------- ----------- ------------  -----------  ----------- ------------ ------------ -----------
                       9,255,000   9,635,000   26,106,000    5,176,000   11,013,000   29,904,000   40,917,000   5,426,000
                     ----------- ----------- ------------  -----------  ----------- ------------ ------------ -----------
 Apartments:
 Bel Air..........     3,250,000     500,000    3,674,000      589,000      500,000    4,263,000    4,763,000     362,000
 Bryn Mawr........     6,852,000   1,575,000    9,020,000      498,000    1,575,000    9,518,000   11,093,000     563,000
 Colonial Manor...             0     212,000      771,000      272,000      212,000    1,043,000    1,255,000     250,000
 Garden Lane......     3,600,000     500,000    3,117,000      689,000      500,000    3,806,000    4,306,000     331,000
 Georgian.........             0     839,000    2,420,000      941,000      839,000    3,361,000    4,200,000     326,000
 Hampton Park.....     5,460,000   1,305,000    6,616,000    1,517,000    1,305,000    8,133,000    9,438,000     601,000
 Jamestown........     3,220,000     712,000    4,035,000      397,000      712,000    4,432,000    5,144,000     108,000
 Lafayette Square.    12,025,000   2,632,000   14,282,000    3,477,000    2,632,000   17,759,000   20,391,000   1,336,000
 Lakeview Club....    16,000,000   4,400,000   23,200,000    1,308,000    4,400,000   24,508,000   28,908,000   1,113,000
 Magnolia Place...             0     175,000    2,050,000      335,000      175,000    2,385,000    2,560,000     328,000
 Pine Bend........     2,340,000     450,000    3,029,000      358,000      450,000    3,387,000    3,837,000     266,000
 Steeplechase.....     3,000,000     458,000    3,068,000      956,000      594,000    3,888,000    4,482,000     323,000
 Woodcliff........     3,315,000     695,000    4,047,000      473,000      695,000    4,520,000    5,215,000     326,000
                     ----------- ----------- ------------  -----------  ----------- ------------ ------------ -----------
                      59,062,000  14,453,000   79,329,000   11,810,000   14,589,000   91,003,000  105,592,000   6,233,000
                     ----------- ----------- ------------  -----------  ----------- ------------ ------------ -----------
  TOTAL...........   $68,317,000 $44,746,000 $215,151,000  $36,024,000  $48,402,000 $247,519,000 $295,921,000 $29,041,000
                     =========== =========== ============  ===========  =========== ============ ============ ===========
      COLUMN A           COLUMN G     COLUMN H   COLUMN I
      --------       ---------------- -------- ------------
                                                 LIFE ON
                                                  WHICH
                                               DEPRECIATION
                                                IN LATEST
                                                  INCOME
                         DATE OF        DATE    STATEMENTS
    DESCRIPTION          CONSTR.      ACQUIRED IS COMPLETED
    -----------      ---------------- -------- ------------
 Regional enclosed
 malls:
 Hammond Square
 Mall.............               1978   1987    10-40 Yrs.
 North Shore
 Square Mall......               1986   1994    10-40 Yrs.
 Southland Mall...   1970, 1981, 1994   1986    10-40 Yrs.
 Power shopping
 centers:
 Lantana Plaza....               1992   1993    10-40 Yrs.
 Westward.........   1961, 1990, 1995   1992    10-40 Yrs.
 Community
 shopping centers:
 Airline Park.....               1973   1987    10-40 Yrs.
 Azalea Gardens...               1950   1987    10-40 Yrs.
 Camelot Plaza....               1981   1992    10-40 Yrs.
 Colonial.........               1967   1987    10-40 Yrs.
 Delchamps Plaza..               1989   1991    10-40 Yrs.
 Rainbow Square...               1986   1988    10-40 Yrs.
 Town & Country...               1989   1993    10-40 Yrs.
 Weeki Wachee.....               1987   1988    10-40 Yrs.
 Westgate.........               1964   1987    10-40 Yrs.
 Westland.........               1966   1987    10-40 Yrs.
 Apartments:
 Bel Air..........         1968, 1974   1992    10-40 Yrs.
 Bryn Mawr........               1991   1993    10-40 Yrs.
 Colonial Manor...               1967   1987    10-40 Yrs.
 Garden Lane......         1966, 1971   1992    10-40 Yrs.
 Georgian.........         1951, 1980   1992    10-40 Yrs.
 Hampton Park.....               1977   1993    10-40 Yrs.
 Jamestown........          1971-1972   1995    10-40 Yrs.
 Lafayette Square.          1969-1972   1993    10-40 Yrs.
 Lakeview Club....               1992   1994    10-40 Yrs.
 Magnolia Place...               1984   1991    10-40 Yrs.
 Pine Bend........               1979   1992    10-40 Yrs.
 Steeplechase.....               1982   1992    10-40 Yrs.
 Woodcliff........               1977   1993    10-40 Yrs.
  TOTAL...........

Note: This schedule does not include the Company's 50% interest in a real estate partnership.

Note (a) Changes in real estate owned were as follows:

                                             1995         1994         1993
                                         ------------ ------------ ------------
   Balance at beginning of year......... $278,725,000 $202,530,000 $134,836,000
   Additions during period:
     Investment in properties...........    5,594,000   64,340,000   64,333,000
     Improvements.......................   11,602,000   11,855,000    3,361,000
                                         ------------ ------------ ------------
   Balance at end of year............... $295,921,000 $278,725,000 $202,530,000
                                         ============ ============ ============

Note (b) Changes in accumulated depreciation of real estate assets owned were as follows:

                                                1995        1994        1993
                                             ----------- ----------- -----------
   Balance at beginning of year............. $21,309,000 $15,409,000 $11,491,000
   Additions during period:
     Depreciation on real estate assets.....   7,732,000   5,900,000   3,918,000
                                             ----------- ----------- -----------
   Balance at end of year................... $29,041,000 $21,309,000 $15,409,000
                                             =========== =========== ===========

Note (c) The income tax basis of real estate, net of accumulated tax depreciation, is approximately $262,980,000 at December 31, 1995.

Note (d) Depreciation is provided by the straight-line method over the estimated useful lives, which are as follows:

   Buildings......................................................... 40 years
   Parking Lots...................................................... 20 years
   Tenant Improvements............................................... Lease term

Note (e) The Company holds its interest in the Westland Shopping Center under a long-term ground lease.

                               FORM 10-K EXHIBITS

 NUMBER                  TITLE                          METHOD OF FILING
 ------                  -----                          ----------------
  3.1A  Restated Certificate of Incorporation,    Incorporated by Reference(1)
         as amended
  3.1B  Amendment No. 1 to Restated Certificate   Incorporated by Reference(6)
         of Incorporation, as amended
  3.1C  Amendment No. 2 to Restated Certificate   Incorporated by Reference(12)
         of Incorporation, as amended
  3.2   Restated By-Laws as amended through       Incorporated by Reference(8)
         February 26, 1996
  4.0A  Form of Certificate for Common Stock,     Incorporated by Reference(3)
         $.01 par value
  4.1A  Indenture for the Registrant's 8%         Incorporated by Reference(13)
         Convertible Subordinated Debentures,
         due 2003
  4.2A  Debenture for the Registrant's 8%         Incorporated by Reference(13)
         Convertible Subordinated Debentures,
         due 2003
 10.1A  Management Agreement                      Incorporated by Reference(1)
 10.1B  Amendment No. 1 to Management Agreement   Incorporated by Reference(3)
 10.1C  Amendment No. 2 to Management Agreement   Incorporated by Reference(4)
 10.1D  Amendment No. 3 to Management Agreement   Incorporated by Reference(10)
 10.1E  Amendment No. 5 to Management Agreement   Incorporated by Reference(12)
 10.1F  Amendment No. 4 to Management Agreement   Filed herewith
 10.1G  Amendment No. 6 to Management Agreement   Filed herewith
 10.1H  Amendment No. 7 to Management Agreement   Filed herewith
 10.2   Form of Indemnification Agreement         Incorporated by Reference(1)
         (which the Company has entered into
         with each officer and director)
 10.3   Form of Right of First Refusal which      Incorporated by Reference(2)
         has been entered into by the Company
         and each of Sidney W. Lassen and
         Sizeler Realty Co., Inc.
 10.4   The Company's 1986 Stock Option Plan,     Incorporated by Reference(9)
         as amended through January 25, 1991*
 10.5   Form of Deferred Compensation Agreement   Incorporated by Reference(11)
         (the Company has such an agreement
         with Sidney W. Lassen)*
 10.6   The Company's 1989 Directors' Stock       Incorporated by Reference(5)
         Option Plan
 10.7   Sizeler Property Investors, Inc.          Incorporated by Reference(14)
         Incentive Award Plan*
 10.8   First Amendment to the Sizeler Property   Incorporated by Reference(14)
         Investors, Inc. Incentive Award Plan*
 10.9   Sizeler Property Investors, Inc. 1994     Incorporated by Reference(16)
         Directors' Stock Ownership Plan, as
         amended
 10.10  Agreement between the Company and         Incorporated by Reference(14)
         Sidney W. Lassen*
 10.11  Agreement between the Company and         Incorporated by Reference(15)
         Thomas A. Masilla, Jr.*
 10.12  Non-Elective Deferred Compensation        Incorporated by Reference(15)
         Agreement between Company and Thomas
         A. Masilla, Jr. (The Company also has
         a Non-Elective Deferred Compensation
         Agreement with Sidney W. Lassen, which
         is identical to Mr. Masilla's
         agreement).*
 19.1   The Company's Shareholder Rights Plan     Incorporated by Reference(7)
         dated as of April 28, 1989

 NUMBER                 TITLE                         METHOD OF FILING
 ------                 -----                         ----------------
 19.2   First Amendment to Shareholder Rights   Incorporated by Reference(8)
         Plan
 21     List of Subsidiaries                    Filed herewith
 24.1   Consent of KPMG Peat Marwick LLP        Filed herewith
 24.2   Consent of Ernst & Young LLP            Filed herewith
 27     Financial Data Schedule                 Filed herewith

--------

(1) Incorporated by reference to the exhibits filed on November 5, 1986, with the Company's original registration statement on Form S-11 (No. 33-9973).
(2) Incorporated by reference to the exhibits filed on November 24, 1986, with Amendment No. 1 to the Company's registration statement on Form S-11.
(3) Incorporated by reference to the exhibits filed on January 14, 1987, with Amendment No. 3 to the Company's registration statement on Form S-11.
(4) Incorporated by reference to the exhibits filed on February 6, 1987, with Post-Effective Amendment No. 1 to the Company's registration statement on Form S-11.
(5) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated March 23, 1989.
(6) Incorporated by reference to the exhibits to the Company's Form 10-K for the year ended December 31, 1988.
(7) Incorporated by reference to the exhibit to the Company's Form 8-A, filed on May 4, 1989.
(8) Incorporated by reference to the exhibits to the Company's Form 8-K, dated February 27, 1996.
(9) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated April 5, 1991.
(10) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1990.
(11) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1991.
(12) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1992.
(13) Incorporated by reference to the exhibits filed with the Company's Form 8-K, dated May 26, 1993.
(14) Incorporated by reference to the exhibits filed on March 7, 1994, with the Company's registration statement on Form S-3 (No. 33-76134).
(15) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(16) Incorporated by reference to Exhibit B to the Company's definitive proxy material for its 1996 Annual Meeting of Stockholders.
  *  Management compensation plan agreements.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF OF THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Sizeler Property Investors, Inc.

                                                 /s/  Sidney W. Lassen
                                          By: _________________________________
                                                     Sidney W. Lassen
                                             Chairman of the Board (Principal
                                                    Executive Officer)

DATE: MARCH 27, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
By:    /s/ Sidney W. Lassen             Chairman of the Board        March 27, 1996
------------------------------------     (Principal Executive
          Sidney W. Lassen                     Officer)


By:  /s/ Thomas A. Masilla, Jr.       Vice Chairman, President and   March 27, 1996
------------------------------------      Director (Principal
       Thomas A. Masilla, Jr.           Operating and Financial
                                               Officer)


By:  /s/ David A. O'Flynn, Jr.           Controller/Secretary        March 27, 1996
------------------------------------     (Principal Accounting
       David A. O'Flynn, Jr.                   Officer)


By:   /s/ J. Terrell Brown                     Director              March 27, 1996
------------------------------------
          J. Terrell Brown

By:  /s/ Francis L. Fraenkel                   Director              March 27, 1996
------------------------------------
        Francis L. Fraenkel

By:  /s/ Harold B. Judell                      Director              March 27, 1996
------------------------------------
          Harold B. Judell

By: /s/ James W. McFarland                     Director              March 27, 1996
------------------------------------
         James W. McFarland


By: /s/ Richard L. Pearlstone                  Director              March 27, 1996
------------------------------------
       Richard L. Pearlstone

By:  /s/ Theodore H. Strauss                   Director              March 27, 1996
------------------------------------
        Theodore H. Strauss