Form 10-Q
period 1996-03-31
SIZELER PROPERTY INVESTORS INC
filed 1996-05-14
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ___________

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 1996
                              ----------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     --------------

                  Commission file number        1-9349
                                        -----------------------

                     SIZELER PROPERTY INVESTORS, INC.
- - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                      72-1082589
- - ----------------------------------         ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                70062
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code (504) 471-6200
                                                   --------------

- - --------------------------------------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.


          Indicate by Check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       [X]       No
                                               ---------------    -------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes     [X]       No
                          -------------     -----------------

          APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          8,422,369 shares of Common Stock ($.01 Par Value) were outstanding as of May 6, 1996.



                               Page 1 of 13 Pages

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                PAGE
                                                                               ------
Part I:  FINANCIAL INFORMATION
         ---------------------
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

                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                               March 31,      December 31,
                                             -------------   --------------
                                                  1996            1995
                                             -------------   --------------
      ASSETS
Real estate investments:
 Land                                         $ 48,434,000     $ 48,402,000
 Buildings and improvements, net of
  accumulated depreciation of $31,103,000
  in 1996 and $29,041,000 in 1995              218,397,000      218,478,000
 Investment in real estate partnership             958,000          963,000
                                              ------------     ------------
                                               267,789,000      267,843,000

Cash and cash equivalents                        1,129,000        1,274,000
Accounts receivable and accrued revenue,
 net of allowance for doubtful accounts
 of $187,000 in 1996 and $166,000 in 1995        2,765,000        3,088,000
Prepaid expenses and other assets                9,269,000        9,652,000
                                              ------------     ------------
     Total Assets                             $280,952,000     $281,857,000
                                              ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                        $ 68,445,000     $ 68,317,000
Notes payable                                   52,879,000       51,419,000
Accounts payable and accrued expenses            2,378,000        2,762,000
Tenant deposits and advance rents                  878,000          896,000
Commitments and contingencies                          ---              ---
Minority interest in real estate
 partnerships                                      262,000          262,000
                                              ------------     ------------
                                               124,842,000      123,656,000
Convertible subordinated debentures             62,878,000       62,878,000
                                              ------------     ------------
     Total Liabilities                         187,720,000      186,534,000
                                              ------------     ------------

SHAREHOLDERS' EQUITY
Preferred stock, 3,000,000 shares
 authorized, none issued                               ---              ---
Common stock, par value $.01 per share,
 15,000,000 shares authorized, shares
 issued and outstanding--8,946,069
 in 1996 and 8,930,069 in 1995                      90,000           89,000
Additional paid-in capital                     127,417,000      127,273,000
Accumulated distributions in excess of
 net earnings                                  (29,305,000)     (27,580,000)
                                              ------------     ------------
                                                98,202,000       99,782,000
Treasury shares, at cost, 523,700 shares
 in 1996 and 460,900 in 1995                    (4,969,000)      (4,454,000)
Unrealized loss on securities                       (1,000)          (5,000)
                                              ------------     ------------
     Total Shareholders' Equity                 93,232,000       95,323,000
                                              ------------     ------------
     Total Liabilities and
       Shareholders' Equity                   $280,952,000     $281,857,000
                                              ============     ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                        Quarter Ended Mar. 31,
                                                           1996        1995
                                                        ----------  -----------
OPERATING REVENUE

 Rents and other income                                $10,824,000  $10,498,000
 Equity in income of partnership                            25,000       22,000
                                                       -----------  -----------
                                                        10,849,000   10,520,000
                                                       -----------  -----------

OPERATING EXPENSES
 Management & leasing fees                                 534,000      522,000
 Utilities                                                 448,000      440,000
 Real estate taxes                                         792,000      788,000
 Operations & maintenance                                1,504,000    1,512,000
 Administrative expenses                                   524,000      512,000
 Other operating expenses                                  612,000      563,000
 Depreciation & amortization                             2,218,000    1,945,000
                                                       -----------  -----------
                                                         6,632,000    6,282,000
                                                       -----------  -----------
    INCOME FROM OPERATIONS                               4,217,000    4,238,000
                                                       -----------  -----------

OTHER INCOME (EXPENSES)
 Interest, dividends, and other income                      46,000        8,000
 Interest expense                                       (3,672,000)  (3,551,000)
                                                       -----------  -----------
                                                        (3,626,000)  (3,543,000)
                                                       -----------  -----------
    INCOME BEFORE EXTRAORDINARY ITEM                       591,000      695,000
                                                       -----------  -----------
Extraordinary item--early extinguishment
 of debt                                                  (449,000)         ---
                                                       -----------  -----------

    NET INCOME                                         $   142,000  $   695,000
                                                       ===========  ===========
    PER SHARE DATA:

      Income before extraordinary item                 $      0.07  $      0.08
                                                       ===========  ===========
      Extraordinary item                                     (0.05)         ---
                                                       ===========  ===========
      Net income                                       $      0.02  $      0.08
                                                       ===========  ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                       THREE MONTHS ENDED MARCH 31,
                                                          1996           1995
                                                       -----------    ------------
OPERATING ACTIVITIES:
 Net income                                             $   142,000   $   695,000
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                         2,218,000     1,945,000
     Extraordinary item--early extinguishment
       of debt                                              449,000           ---
     (Increase) decrease in accounts receivable
       and accrued revenue                                  323,000       (56,000)
     Decrease in prepaid expenses and other
       assets                                                12,000       125,000
     Decrease in accounts payable and accrued
       expenses                                            (384,000)   (1,214,000)
     Other, net                                              26,000        66,000
                                                        -----------   -----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES        2,786,000     1,561,000
                                                        -----------   -----------

INVESTING ACTIVITIES:
 Acquisitions of real estate investments, net
   of debt assumed                                              ---    (4,747,000)
 Improvements to real estate investments                 (2,008,000)   (3,356,000)
                                                        -----------   -----------
         NET CASH USED IN INVESTING ACTIVITIES           (2,008,000)   (8,103,000)
                                                        -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable and notes
   payable to banks                                       1,635,000    19,825,000
 Principal payments on mortgage notes payable
   and notes payable to banks                               (47,000)   (9,032,000)
 Debt issuance costs and mortgage escrow deposits          (217,000)     (884,000)
 Cash dividends paid                                     (1,866,000)   (2,500,000)
 Issuance of shares pursuant to stock option
   plans                                                     88,000           ---
 Purchases of treasury shares                              (516,000)     (157,000)
 Minority interest in real estate
   partnerships                                                 ---         4,000
                                                        -----------   -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES         (923,000)    7,256,000
                                                        -----------   -----------
 Net increase (decrease) in cash and cash
   equivalents                                             (145,000)      714,000
 Cash and cash equivalents at
   beginning of year                                      1,274,000     1,423,000
                                                        -----------   -----------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 1,129,000   $ 2,137,000
                                                        ===========   ===========

                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1996

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The consolidated balance sheet at December 31, 1995, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.


PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Sizeler Property Investors, Inc. and its majority-owned subsidiaries and partnerships (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company's investment in a real estate partnership at March 31, 1996 and 1995 represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.


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


FEDERAL INCOME TAXES: The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code and intends to maintain its qualification as a REIT in the future. As a REIT, the Company is allowed to reduce taxable income by all or a portion of its distribution to shareholders. As distributions have exceeded taxable income, no provision for federal or state income taxes has been recorded.

A real estate investment trust is required to distribute to shareholders at least 95% of its ordinary taxable income. Taxable income differs from net income for financial reporting purposes principally because of differences in the method and timing of depreciation of the properties.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1996

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE: Primary earnings per share is based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,463,000 and 8,924,000 for the three months ended March 31, 1996 and 1995, respectively.

Fully-diluted per share amounts are similarly computed, but include the effect, when dilutive, of the Company's common stock equivalents. The Company's outstanding debentures and options are excluded in these calculations for 1996 and 1995, due to their antidilutive effect.

EXTRAORDINARY ITEM: Unamortized financing costs in connection with the early extinguishment of two mortgage notes payable, totalling approximately $20 million, are reflected in the Consolidated Statement of Income as an extraordinary item.


NOTE B -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. The respective book values of the mortgaged properties and related mortgage balances at March 31, 1996, are as follows:


Interest     Maturity         Book       Mortgage
Rate           Date          Value        Balance
- - --------  --------------  ------------  -----------

   9.75%  Sep. 1, 1996    $  4,544,000  $ 3,452,000
   9.00%  Mar. 1, 1997       3,344,000    2,220,000
  10.88%  Dec. 1, 1999       4,499,000    3,553,000
   7.44%  Feb. 1, 2001      19,035,000   12,200,000
   7.44%  Feb. 1, 2001      12,397,000    7,800,000
   8.35%  May  1, 2000      27,671,000   16,000,000
   8.25%  Jul. 1, 2000      10,499,000    6,835,000
   7.70%  Nov. 1, 2000       3,764,000    3,000,000
   7.70%  Nov. 1, 2000       4,002,000    3,600,000
   7.70%  Nov. 1, 2000       4,387,000    3,250,000
   7.70%  Nov. 1, 2000       5,062,000    3,220,000
   7.70%  Nov. 1, 2000       4,900,000    3,315,000
                          ------------  -----------
                          $104,104,000  $68,445,000
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

RESULTS OF OPERATIONS
- - ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

   Income from operations totalled $4.22 million for the period ended March 31, 1996, compared to $4.24 million for the same period in 1995. Income from operations before depreciation increased $263,000 (4%), due principally to the operating performance of the Company's real estate properties experiencing overall income growth, and, to a lesser extent, the acquisition of an apartment property in mid-January of 1995. Operating revenue from shopping centers and apartments increased $70,000 and $260,000, respectively, a combined total increase of $330,000 (3%), and were 92% and 97% leased, respectively. Operating expenses before depreciation experienced a slight increase of $67,000 (2%). Depreciation increased $273,000 (14%) primarily due to capital improvements made to the Company's real estate portfolio during 1995.

 Interest expense increased $121,000 for the quarter ended March 31, 1996, compared to that of 1995, attributable to the following: (1) an increase of $80,000 in mortgage interest expense resulting from mortgage financings completed after the first quarter of 1995 ($32.6 million principal amount at an average interest rate of 7.9%), offset by a reduction in mortgage debt resulting from repaying $25.8 million after the first quarter of 1995; and (2) an increase of $41,000 of interest expense on bank debt (average bank borrowings were approximately $52.1 million and $41.0 million, with an average rate of interest of 7.2% and 8.7% for the first quarter of 1996 and 1995, respectively).

 In January of 1996, the Company completed the refinancing of two mortgages, totalling approximately $20 million, whereby the Company realized a reduction in the interest rate on those borrowings of approximately 200 basis points. As a result thereof, net income for the three months ended March 31, 1996, compared to that of the same period in 1995, decreased in the aggregate and on a per-share basis, principally attributable to an extraordinary charge of $449,000, resulting from expensing deferred financing costs associated with the refinancing of mortgage debt, and also attributable to increased depreciation expense due to additional investment in real estate properties, and interest expense resulting from increased borrowings from capital improvements to real estate properties.

LIQUIDITY AND CAPITAL RESOURCES

 The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At March 31, 1996, the Company had $1.1 million of cash and cash equivalents and bank commitments for a total of $95.0 million of lines of credit, of which approximately $42 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

 Net cash flows provided by operating activities increased $1.2 million in the first quarter of 1996 compared to the same period in 1995, attributable to an increase in income from operations before depreciation, as described in the previous section, in addition to changes in operating assets; offset by a decrease in accrued payables primarily from the payment of six months' accrued interest on the Company's convertible subordinated debentures in January 1996.

 Net cash flows used in investing activities decreased $6.1 million in 1996 from 1995, attributable to a decrease in the acquisition of real estate property, and, to a lesser extent, a decrease in improvements to existing properties. The decrease in improvements to existing properties was the result of the completion of renovation programs at two of the Company's shopping centers during 1995. These renovation programs were under non-cancellable construction contracts with non-affiliated companies. The Company had no major commitments for capital improvements at March 31, 1996.

 Net cash flows provided by financing activities decreased $8.2 million in the first three months of 1996 from that of 1995, primarily attributable to mortgage debt financing completed in the first quarter of 1995, and treasury shares repurchased in the first quarter of 1996. In 1995, the Company completed mortgage debt financing totalling $19.8 million, from which the Company paid down variable-rate bank debt, and funded investing activity and other requirements, with the remaining proceeds. Bank lines were also used to finance capital improvements and other investments, which resulted in subsequent increases in bank debt. The principal purpose of the debt financing was to limit exposure to rising interest rates by replacing a substantial amount of the Company's variable-rate, short-term debt with fixed-rate, long-term debt.

 As of March 31, 1996, thirteen of the Company's properties, comprising approximately 37% of its gross investment in real estate, were subject to a total of $68.4 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remainder of the portfolio may be available for additional debt financing, if determined appropriate. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations,
(iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

 The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On May 10, 1996, the Company's Board of Directors declared a cash dividend with respect to the period January 1, 1996 through March 31, 1996, of $.22 per share, payable on June 6, 1996, to shareholders of record as of May 24, 1996.


FUNDS FROM OPERATIONS

 On January 1, 1996, the Company adopted a new definition of funds from operations, in keeping with industry guidelines as established by the National Association of Real Estate Investment Trusts (NAREIT). Real estate industry analysts utilize the concept of funds from operations as an important analytical measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

 Funds from operations is defined by the Company as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, nor is it indicative that cash flows are adequate to fund all cash needs. Funds from operations is not to be considered as an alternative to net income as defined by generally accepted accounting principles or to cash flows as a measure of liquidity.

 For the quarter ended March 31, 1996, funds from operations totalled $2.65 million, compared to $2.52 million for the same period in 1995, an increase of $130,000 (5.0%). The increase in funds from operations is the result of an increase in income from operations before depreciation, attributable to the operating performance of the Company's real estate properties which experienced overall income growth, primarily from higher rental rates and, to a lesser extent, the acquisition of an apartment property in mid-January 1995; offset by a slight increase in interest expense due to higher average borrowings. Under the new definition of funds from operations, the Company's funds from operations for the three months ended March 31, 1996 and 1995, is calculated as follows:


                                                         1996          1995
                                                     ------------  ------------
Net Income                                            $  142,000    $  695,000
Adjustments:
   Depreciation                                        2,218,000     1,945,000
   Extraordinary item                                    449,000           ---
   Equity in depreciation of real estate
     partnerships                                         (3,000)        2,000
                                                      ----------    ----------
          Funds From Operations (old definition)       2,806,000     2,642,000
                                                      ----------    ----------
Adjustments:
   Depreciation and amortization*                       (154,000)     (123,000)
                                                      ----------    ----------
          Funds From Operations (new definition)      $2,652,000    $2,519,000
                                                      ==========    ==========

- - -------------------
* includes depreciation and/or amortization on deferred financing costs and non-real estate assets.

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

                                     PART II
                               OTHER INFORMATION
                               -----------------



ITEM 1.     LEGAL PROCEEDINGS.

            There are no pending legal proceedings to which the Company is a party or to which any of its properties is subject, which in the opinion of management has resulted or will result in any material adverse effect on the financial position of the Company.

ITEM 2.     CHANGES IN SECURITIES.

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            At the Company's Annual Meeting of Shareholders, held on May 10, 1996, the following matters were submitted for voting by the shareholders:

            (1) Election of Two Directors - The shareholders re-elected Francis
L. Fraenkel and Sidney W. Lassen to serve until the Annual Meeting of Shareholders in 1999 or until their successors are duly elected and qualified (the terms of office of J. Terrell Brown, Harold B. Judell, James W. McFarland, Thomas A. Masilla, Jr., Richard L. Pearlstone, and Theodore H. Strauss continued after the meeting).


                                      Votes            Votes
             Directors                 For             Withheld
             ---------                -----            --------
             Francis L. Fraenkel      7,006,670.713    200,027.157
             Sidney W. Lassen         7,006,370.713    200,327.157


             (2) Ratification of the 1996 Stock Option Plan -

             Votes                    Votes           Votes
              For                    Against        Abstaining
             -----                   -------        ----------
             6,570,706.75            371,930.024    264,061.096

             (3) Ratification of an Amendment to the 1994 Directors' Stock Ownership Plan -

             Votes                    Votes           Votes
              For                    Against        Abstaining
             -----                   -------        ----------
             6,560,652.081           377,683.589    268,362.2



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



                                   SIZELER PROPERTY INVESTORS, INC.
                                --------------------------------------
                                             (Registrant)



                              BY:     /s/  Thomas A. Masilla, Jr.
                                  -----------------------------------
                                           Thomas A. Masilla, Jr.
                                        Vice Chairman and President
                                        (Principal Operating and
                                           Financial Officer)

Date:  May 14, 1996