Form 10-Q
period 1996-06-30
SIZELER PROPERTY INVESTORS INC
filed 1996-08-14
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ___________

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1996
                                 ------------------

 OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES

For the transition period from           to

                       Commission file number    1-9349
                                              -------------


                       SIZELER PROPERTY INVESTORS, INC.
            (Exact name of registrant as specified in its charter)


        DELAWARE                                      72-1082589
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA               70062
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area
code                                                 (504) 471-6200
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.


          Indicate by Check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X         No ______________
                                               -------------

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

          8,422,669 shares of Common Stock ($.01 Par Value) were outstanding as of August 6, 1996.



                               Page 1 of 12 Pages

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


                                     PART I
                              FINANCIAL STATEMENTS



ITEM 1.  FINANCIAL STATEMENTS
               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                June 30,           December 31,
                                                --------           ------------
                                                  1996                 1995
                                                  ----                 ----

        ASSETS
Real estate investments:
 Land                                         $ 48,440,000               $ 48,402,000
 Buildings and improvements, net of
  accumulated depreciation of $33,201,000
  in 1996 and $29,041,000 in 1995              218,052,000                218,478,000
 Investment in real estate partnership             954,000                    963,000
                                              ------------               ------------
                                               267,446,000                267,843,000

Cash and cash equivalents                          600,000                  1,274,000
Accounts receivable and accrued revenue,
 net of allowance for doubtful accounts
 of $204,000 in 1996 and $166,000 in 1995        2,543,000                  3,088,000
Prepaid expenses and other assets, net           9,175,000                  9,652,000
                                              ------------               ------------

        Total Assets                          $279,764,000               $281,857,000
                                              ============               ============


        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                        $ 68,408,000               $ 68,317,000
Notes payable                                   50,900,000                 51,419,000
Accounts payable and accrued expenses            4,541,000                  2,762,000
Tenant deposits and advance rents                  851,000                    896,000
Commitments and contingencies                          ---                        ---
Minority interest in real estate
 partnerships                                      262,000                    262,000
                                              ------------               ------------
                                               124,962,000                123,656,000
Convertible subordinated debentures             62,878,000                 62,878,000
                                              ------------               ------------

        Total Liabilities                      187,840,000                186,534,000
                                              ------------               ------------


SHAREHOLDERS' EQUITY
Preferred stock, 3,000,000 shares
 authorized, none issued                               ---                        ---
Common stock, par value $.01 per share,
 15,000,000 shares authorized, shares
 issued and outstanding--8,946,369
 in 1996 and 8,930,069 in 1995                      90,000                     89,000
Additional paid-in capital                     127,420,000                127,273,000
Accumulated distributions in excess of
 net earnings                                  (30,613,000)               (27,580,000)
                                              ------------               ------------
                                                96,897,000                 99,782,000

Treasury shares, at cost, 523,700 shares
 in 1996 and 460,900 in 1995                    (4,969,000)                (4,454,000)
Unrealized loss on securities                       (4,000)                    (5,000)
                                              ------------               ------------
        Total Shareholders' Equity              91,924,000                 95,323,000
                                              ------------               ------------

        Total Liabilities and
           Shareholders' Equity               $279,764,000               $281,857,000
                                              ============               ============


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------


                                                                     Quarter Ended June 30,        Six Months Ended June 30,
                                                                       1996         1995              1996          1995
                                                                    ----------   -----------       -----------   -----------

OPERATING REVENUE                                                   $10,889,000  $10,580,000       $21,714,000   $21,078,000

 Rents and other income                                                  25,000       31,000            50,000        53,000
                                                                    -----------  -----------       -----------   -----------
 Equity in income of partnership                                     10,914,000   10,611,000        21,764,000    21,131,000
                                                                    -----------  -----------       -----------   -----------

OPERATING EXPENSES
 Management & leasing                                                   537,000      441,000         1,071,000       963,000
 Utilities                                                              497,000      457,000           945,000       896,000
 Real estate taxes                                                      789,000      790,000         1,582,000     1,578,000
 Operations & maintenance                                             1,584,000    1,567,000         3,088,000     3,084,000
 Administrative expenses                                                516,000      527,000         1,040,000     1,039,000
 Other operating expenses                                               596,000      596,000         1,208,000     1,155,000
 Depreciation &   amortization                                        2,260,000    2,101,000         4,478,000     4,046,000
                                                                    -----------  -----------       -----------   -----------
                                                                      6,779,000    6,479,000        13,412,000    12,761,000
                                                                    -----------  -----------       -----------   -----------

   INCOME FROM OPERATIONS                                             4,135,000    4,132,000         8,352,000     8,370,000
                                                                    -----------  -----------       -----------   -----------

OTHER INCOME (EXPENSES)
 Interest, dividends, and   other income                                 13,000       16,000            59,000        24,000
 Interest expense                                                    (3,602,000)  (3,527,000)       (7,274,000)   (7,078,000)
                                                                    -----------  -----------       -----------   -----------
                                                                     (3,589,000)  (3,511,000)       (7,215,000)   (7,054,000)
                                                                    -----------  -----------       -----------   -----------

   INCOME BEFORE
     EXTRAORDINARY ITEM                                                 546,000      621,000         1,137,000     1,316,000
                                                                    -----------  -----------       -----------   -----------

 Extraordinary item--early
  extinguishment of debt                                                    ---          ---          (449,000)          ---
                                                                    -----------  -----------       -----------   -----------
   NET INCOME                                                       $   546,000  $   621,000       $   688,000   $ 1,316,000
                                                                    ===========  ===========       ===========   ===========

   PER SHARE DATA:
Income before extraordinary item                                    $      0.06  $      0.07       $      0.13   $      0.15
                                                                    ===========  ===========       ===========   ===========
Extraordinary item                                                          ---          ---             (0.05)          ---
                                                                    ===========  ===========       ===========   ===========
   Net income                                                       $      0.06  $      0.07       $      0.08   $      0.15
                                                                    ===========  ===========       ===========   ===========



                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                          SIX MONTHS ENDED JUNE 30,
                                                              1996          1995
                                                          -----------   ------------

OPERATING ACTIVITIES:
  Net income                                              $   688,000   $  1,316,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                         4,478,000      4,046,000
       Extraordinary item--early extinguishment
         of debt                                              449,000            ---
       (Increase) decrease in accounts receivable
          and accrued revenue                                 545,000        (32,000)
       (Increase) decrease in prepaid expenses and
          other assets                                        428,000       (120,000)
        Decrease in accounts payable and accrued
          expenses                                          1,779,000        826,000
        Other, net                                             (4,000)       165,000
                                                          -----------   ------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES        8,363,000      6,201,000
                                                          -----------   ------------

INVESTING ACTIVITIES:
  Acquisitions of real estate investments, net
    of debt assumed                                               ---     (4,747,000)
  Improvements to real estate investments                  (3,763,000)    (6,867,000)
                                                          -----------   ------------

           NET CASH USED IN INVESTING ACTIVITIES           (3,763,000)   (11,614,000)
                                                          -----------   ------------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks                                          175,000     35,825,000
  Principal payments on mortgage notes payable
    and notes payable to banks                               (603,000)   (21,620,000)
  Debt issuance costs and mortgage escrow deposits           (701,000)    (2,214,000)
  Cash dividends paid                                      (3,719,000)    (4,969,000)
  Issuance of shares pursuant to stock option
    plans                                                      90,000         16,000
  Purchases of treasury shares                               (516,000)    (1,955,000)
  Minority interest in real estate
    partnerships                                                  ---         10,000
                                                          -----------   ------------

           NET CASH (USED IN) PROVIDED BY
             FINANCING ACTIVITIES                          (5,274,000)     5,093,000
                                                          -----------   ------------

  Net decrease in cash and cash equivalents                  (674,000)      (320,000)
  Cash and cash equivalents at
    beginning of year                                       1,274,000      1,423,000
                                                          -----------   ------------

           CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                             $   600,000   $  1,103,000
                                                          ===========   ============




                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The consolidated balance sheet at December 31, 1995, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B -- EXTRAORDINARY ITEM

Unamortized financing costs in connection with the early extinguishment of two mortgage notes payable, totalling approximately $20 million, are reflected in the Consolidated Statements of Income as an extraordinary item.

NOTE C -- EARNINGS PER SHARE

Primary earnings per share is based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,423,000 and 8,791,000 for the three months ended June 30, 1996 and 1995, respectively and 8,443,000 and 8,857,000 for the six months ended June 30, 1996 and 1995, respectively.

NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At June 30, 1996, mortgage notes payable totalled $68.4 million. Individual notes ranged from $2.2 million to $16.0 million, with fixed rates of interest ranging from 7.44% to 10.88%, and maturity dates ranging from September 1, 1996, to November 1, 2000. Book values of properties securing these mortgage notes payable totalled $104.2 million at June 30, 1996, with individual property book values ranging from $3.3 million to $27.5 million.

RESULTS OF OPERATIONS
- ---------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

   Income from operations totalled $4.14 million for the three-month period ended June 30, 1996, compared to $4.13 million for the same period in 1995. Operating revenue from shopping centers and apartments increased $55,000 and $254,000, respectively; the combined total increase was $309,000 (3%), attributable primarily to higher rental rates coupled with higher occupancy. The shopping centers and apartments were 92% and 98% leased at June 30, 1996, respectively. Operating expenses before depreciation increased $459,000 (5%), and income from operations before depreciation increased $162,000 (3%). Depreciation increased $159,000 (8%) primarily due to capital improvements made to the Company's real estate properties during 1995 and 1996.

Interest expense increased $75,000 for the quarter ended June 30, 1996, compared to that of 1995, attributable to the following: (1) an increase of $290,000 of interest expense on bank debt (average bank borrowings were approximately $51.9 million and $37.3 million, with an average interest rate of 7.0% and 8.2% for the second quarter of 1996 and 1995, respectively), offset by; (2) a net decrease of $215,000 in mortgage interest expense due to: (i) repayment of approximately $25.0 million of mortgage debt after the second quarter of 1995,
(ii) mortgage debt financings totalling approximately $16.4 million completed after the second quarter of 1995, and (iii) refinancing existing mortgage debt of approximately $20.0 million in the first quarter of 1996, whereby there was a reduction in the interest rate of approximately 200 basis points.

 Net income for the three months ended June 30, 1996, compared to that of the same period in 1995, decreased in the aggregate and on a per-share basis, principally due to increased depreciation expense as explained above, and increased interest expense resulting from a higher level of borrowings.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

   Income from operations totalled $8.35 million for the six-month period ended June 30, 1996, compared to $8.37 million for the same period in 1995. Operating revenue from shopping centers and apartments increased $122,000 and $514,000, respectively; the combined total increase was $636,000 (3%), attributable primarily to higher rental rates coupled with higher occupancy, and to a lesser extent, the acquisition of an apartment property in mid-January of 1995. Operating expenses before depreciation increased $219,000 (3%), and income from operations before depreciation increased $414,000 (3%). Depreciation increased $432,000 (11%) due to capital improvements made to the Company's real estate properties during 1995 and 1996.

Interest expense increased $196,000 for the six months ended June 30, 1996, compared to that of 1995, attributable to the following: (1) an increase of $330,000 in interest expense on bank debt (average bank borrowings were approximately $51.2 million and $41.6 million, with an average interest rate of 7.2% and 8.3% for the six month period in 1996 and 1995, respectively), offset by; (2) a net decrease of $134,000 in mortgage interest expense for the same reasons as stated above in the discussion of the three month comparison.

 In January of 1996, the Company completed the refinancing of two mortgages, totalling approximately $20 million, whereby the Company realized a reduction in the interest rate on those borrowings of approximately 200 basis points. Net income for the six months ended June 30, 1996, compared to that of the same period in 1995, decreased in the aggregate and on a per-share basis, due principally to an extraordinary charge of $449,000, resulting from the expensing of deferred financing costs associated with the refinancing of the $20 million in mortgage debt, combined with the increase in depreciation expense and interest expense previously explained.


LIQUIDITY AND CAPITAL RESOURCES

 The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At June 30, 1996, the Company had $600,000 of cash and cash equivalents and bank commitments totalling $95 million in lines of credit, of which approximately $44 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

 Net cash flows provided by operating activities increased $2.16 million in the first six months of 1996 compared to the same period in 1995, attributable to an increase in income from operations before depreciation, the recognition of an extraordinary item associated with the early extinguishment of mortgage debt, and a net decrease in operating assets offset by a net increase in operating liabilities.

 Net cash flows used in investing activities decreased $7.85 million in 1996 from 1995, attributable to a decrease in the acquisition of and capital improvements made to real estate properties. The decrease in improvements to properties was the result of the completion in 1995 of renovation programs at two of the Company's shopping centers. The Company had no material commitments for capital improvements at June 30, 1996.

 Net cash flows provided by financing activities decreased $10.37 million in the first six months of 1996 from that of 1995, primarily due to mortgage debt financings completed in the first six months of 1995, and a decrease in treasury shares purchased in the first six months of 1996 compared to 1995. In the first six months of 1995, the Company completed mortgage debt financing totalling $35.8 million, which the Company utilized to reduce variable-rate bank debt, and to fund investment activity. The principal purpose of the mortgage debt financing was to limit exposure to rising interest rates by replacing a substantial amount of the Company's variable-rate, short-term bank debt with fixed-rate, long-term debt. Bank debt was subsequently increased due to the financing of capital improvements to real estate properties.

 As of June 30, 1996, thirteen of the Company's properties, comprising approximately 38% of its gross investment in real estate, were subject to a total of $68.4 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remainder of the portfolio may be available for additional debt financing, if determined appropriate. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders in accordance with Internal Revenue Code requirements for a Real Estate Investment Trust ("REIT"), (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

 The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of most non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On August 1, 1996, the Company's Board of Directors declared a cash dividend with respect to the period April 1, 1996,
through   June 30, 1996, of $.22 per share, payable on September 4, 1996, to shareholders of record as of August 20, 1996.


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

 Funds from operations is defined by the Company as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, nor is it necessarily indicative that cash flows are adequate to fund all cash needs. Funds from operations is not to be considered an alternative to net income, as defined by generally accepted accounting principles, or to cash flows as a measure of liquidity.

 For the quarter ended June 30, 1996, funds from operations totalled $2.65 million, compared to $2.57 million for the same period in 1995, an increase of 3.0%. For the six months ended June 30, 1996, funds from operations increased approximately $200,000 (4.1%), from $5.09 million in 1995 to $5.30 million in 1996. The increase in funds from operations is attributable to the operating performance of the Company's real estate properties which experienced overall income growth, primarily from higher rental rates coupled with higher occupancy and, to a lesser extent, the acquisition of an apartment property in mid-January 1995; offset by a slight increase in interest expense due to a higher level of average borrowings.

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



                                   SIZELER PROPERTY INVESTORS, INC.
                                   --------------------------------
                                              (Registrant)



                                   BY: /s/ Thomas A. Masilla, Jr.
                                      -----------------------------
                                          Thomas A. Masilla, Jr.
                                       Vice Chairman and President
                                         (Principal Operating and
                                            Financial Officer)


Date: August 13, 1996