Form 10-Q
period 1996-09-30
SIZELER PROPERTY INVESTORS INC
filed 1996-11-14
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ___________

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 1996
                               ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------


                     Commission file number    1-9349
                                            -------------


                       SIZELER PROPERTY INVESTORS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                     72-1082589
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                        70062
-------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code    (504) 471-6200
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


     Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X           No
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

          8,422,669 shares of Common Stock ($.01 Par Value) were outstanding as of November 11, 1996.



                               Page 1 of 10 Pages

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE
                                                                           ----

Part I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets                                    3
              Consolidated Statements of Income                              4
              Consolidated Statements of Cash Flows                          5
              Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              7 - 9


Part II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             10

     Item 2.  Changes in Securities                                         10

     Item 3.  Defaults upon Senior Securities                               10

     Item 4.  Submission of Matters to a Vote
              of Security Holders                                           10

     Item 5.  Other Information                                             10

     Item 6.  Exhibits and Reports on Form 8-K                              10

SIGNATURES                                                                  10

                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS
               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                             September 30,       December 31,
                                             --------------     --------------
                                                  1996               1995
                                             --------------     ---------------

        ASSETS
Real estate investments:
 Land                                         $ 48,641,000        $ 48,402,000
 Buildings and improvements, net of
  accumulated depreciation of $35,343,000
  in 1996 and $29,041,000 in 1995              217,395,000         218,478,000
 Investment in real estate partnership             950,000             963,000
                                              ------------        ------------
                                               266,986,000         267,843,000

Cash and cash equivalents                          398,000           1,274,000
Accounts receivable and accrued revenue,
 net of allowance for doubtful accounts
 of $215,000 in 1996 and $166,000 in 1995        3,049,000           3,088,000
Prepaid expenses and other assets, net           8,901,000           9,652,000
                                              ------------        ------------
Total Assets                                  $279,334,000        $281,857,000
                                              ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                        $ 68,365,000        $ 68,317,000
Notes payable                                   52,139,000          51,419,000
Accounts payable and accrued expenses            4,242,000           2,762,000
Tenant deposits and advance rents                  838,000             896,000
Commitments and contingencies                          ---                 ---
Minority interest in real estate
 partnerships                                      272,000             262,000
                                              ------------        ------------
                                               125,856,000         123,656,000
Convertible subordinated debentures             62,878,000          62,878,000
                                              ------------        ------------
Total Liabilities                              188,734,000         186,534,000
                                              ------------        ------------


SHAREHOLDERS' EQUITY
Preferred stock, 3,000,000 shares
 authorized, none issued                               ---                ---
Common stock, par value $.01 per share,
 15,000,000 shares authorized, shares
 issued and outstanding--8,946,369
 in 1996 and 8,930,069 in 1995                      90,000              89,000
Additional paid-in capital                     127,420,000         127,273,000
Accumulated distributions in excess of
 net earnings                                  (31,935,000)        (27,580,000)
                                              ------------        ------------
                                                95,575,000          99,782,000
Treasury shares, at cost, 523,700 shares
 in 1996 and 460,900 in 1995                    (4,969,000)         (4,454,000)
Unrealized loss on securities                       (6,000)             (5,000)
                                              ------------        ------------
Total Shareholders' Equity                      90,600,000          95,323,000
                                              ------------        ------------

Total Liabilities and
   Shareholders' Equity                       $279,334,000        $281,857,000
                                              ============        ============


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                     Quarter Ended                     Nine Months Ended
                                                     September 30,                        September 30,
                                                   1996          1995                    1996          1995
                                               ------------  ------------            ------------  ------------
OPERATING REVENUE

 Rents and other income                         $11,142,000   $10,734,000             $32,856,000  $ 31,812,000
 Equity in income of partnership                     25,000        24,000                  75,000        77,000
                                               ------------   -----------             -----------  ------------
                                                 11,167,000    10,758,000              32,931,000    31,889,000
                                               ------------   -----------             -----------  ------------
OPERATING EXPENSES
 Management & leasing                               548,000       446,000               1,619,000     1,409,000
 Utilities                                          548,000       521,000               1,494,000     1,417,000
 Real estate taxes                                  892,000       806,000               2,473,000     2,384,000
 Operations & maintenance                         1,618,000     1,557,000               4,706,000     4,641,000
 Administrative expenses                            517,000       424,000               1,557,000     1,464,000
 Other operating expenses                           591,000       529,000               1,799,000     1,684,000
 Depreciation & amortization                      2,303,000     2 137,000               6,781,000     6,183,000
                                               ------------   -----------             -----------  ------------
                                                  7,017,000     6,420,000              20,429,000    19,182,000
                                               ------------   -----------             -----------  ------------
  INCOME FROM OPERATIONS                          4,150,000     4,338,000              12,502,000    12,707,000
                                               ------------   -----------             -----------  ------------

OTHER INCOME (EXPENSES)
 Interest, dividends, and other income               12,000        10,000                  71,000        34,000
 Interest expense                                (3,631,000)   (3,656,000)            (10,905,000)  (10,733,000)
                                               ------------   -----------             -----------  ------------
                                                 (3,619,000)   (3,646,000)            (10,834,000)  (10,699,000)
                                               ------------   -----------             -----------  ------------
  INCOME BEFORE EXTRAORDINARY ITEM                  531,000       692,000               1,668,000     2,008,000
                                               ------------   -----------             -----------  ------------
  Extraordinary item--early
  extinguishment of debt                                ---           ---                (449,000)          ---
                                               ------------   -----------             -----------  ------------

   NET INCOME                                   $   531,000   $   692,000             $ 1,219,000  $  2,008,000
                                               ============   ===========             ===========  ============

   PER SHARE DATA:
   Income before
     extraordinary item                         $      0.06   $      0.08             $      0.19  $       0.23
                                               ============   ===========             ===========  ============
   Extraordinary item                           $       ---   $       ---             $     (0.05) $        ---
                                               ============   ===========             ===========  ============
   Net income                                   $      0.06   $      0.08             $      0.14   $      0.23
                                               ============   ===========             ===========  ============




                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                            1996           1995
                                                                   -------------------  -------------

OPERATING ACTIVITIES:
 Net income                                                                $ 1,219,000   $  2,008,000
 Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                           6,781,000      6,183,000
      Extraordinary item--early extinguishment
        of debt                                                                449,000            ---
      Decrease in accounts receivable and
        accrued revenue                                                         39,000         85,000
      (Increase) decrease in prepaid expenses
         and other assets                                                      580,000       (302,000)
     Increase (decrease) in accounts payable
       and accrued expenses                                                  1,480,000       (541,000)
     Other, net                                                                (20,000)       146,000
                                                                           -----------   ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                         10,528,000      7,579,000
                                                                           -----------   ------------

INVESTING ACTIVITIES:
 Acquisitions of real estate investments, net
   of debt assumed                                                                 ---     (4,747,000)
 Improvements to real estate investments                                    (5,445,000)    (9,016,000)
                                                                           -----------   ------------

          NET CASH USED IN INVESTING ACTIVITIES                             (5,445,000)   (13,763,000)
                                                                           -----------   ------------

FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable and notes
   payable to banks                                                            895,000     45,008,000
 Principal payments on mortgage notes payable
   and notes payable to banks                                                 (127,000)   (25,986,000)
 Debt issuance costs and mortgage escrow deposits                             (739,000)    (2,328,000)
 Cash dividends paid                                                        (5,572,000)    (7,437,000)
 Issuance of shares pursuant to stock option
   plans                                                                        90,000         25,000
 Purchases of treasury shares                                                 (516,000)    (3,642,000)
 Minority interest in real estate
   partnerships                                                                 10,000         15,000
                                                                           -----------   ------------

          NET CASH (USED IN) PROVIDED BY
            FINANCING ACTIVITIES                                            (5,959,000)     5,655,000
                                                                           -----------   ------------

 Net decrease in cash and cash equivalents                                    (876,000)      (529,000)
 Cash and cash equivalents at
   beginning of year                                                         1,274,000      1,423,000
                                                                           -----------   ------------

          CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                               $   398,000   $    894,000
                                                                           ===========   ============




                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1996



NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The consolidated balance sheet at December 31, 1995, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.



NOTE B -- EXTRAORDINARY ITEM

Unamortized financing costs in connection with the early extinguishment of two mortgage notes payable, totalling approximately $20 million, are reflected in the Consolidated Statements of Income as an extraordinary item.



NOTE C -- EARNINGS PER SHARE

Primary earnings per share is based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,423,000 and 8,557,000 for the three months ended September 30, 1996 and 1995, respectively and 8,436,000 and 8,757,000 for the nine months ended September 30, 1996 and 1995, respectively.



NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At September 30, 1996, mortgage notes payable totalled $68.4 million. Individual notes ranged from $2.2 million to $16.0 million, with fixed rates of interest ranging from 7.44% to 10.88%, and maturity dates ranging from March 1, 1997, to September 30, 2001. Net book values of properties securing these mortgage notes payable totalled $104.2 million at September 30, 1996, with individual property net book values ranging from $3.3 million to $27.4 million.

RESULTS OF OPERATIONS
---------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


  Income from operations for the quarters ended September 30, 1996 and 1995, totalled $4.2 million and $4.3 million, respectively. Operating revenue from shopping centers and apartments increased approximately $125,000 and $275,000, respectively, resulting in a combined increase of $400,000, attributable to higher rental rates on new and renewed leases, coupled with higher occupancy levels. The shopping centers and apartments were 92% and 98% leased at September 30, 1996, respectively. The shopping center leased percentage of 92% does not include a lease that has been executed between the Company and a single retail tenant for approximately 85,000 square feet of space, subject to certain conditions which the Company expects to be fulfilled in the fourth quarter of 1996. Operating expenses, before depreciation, increased $431,000, hence income from operations, before depreciation, totalled $6.5 million, and is flat in comparison to the same period a year ago. Depreciation increased $166,000 primarily due to capital improvements made to the Company's real estate properties during 1995 and 1996.

  Interest expense decreased $25,000 for the quarter ended September 30, 1996, compared to the same period in 1995, attributable to the following: (1) a decrease of approximately $45,000 of interest expense on bank debt (average bank borrowings were approximately $51.3 million and $45.9 million, with an average interest rate of 7.1% and 8.4% for the third quarter of 1996 and 1995, respectively), offset by; (2) an increase of approximately $20,000 in mortgage interest expense due to: (i) mortgage debt financings totalling approximately $16.4 million completed during the fourth quarter of 1995, (ii) repayment of approximately $25.0 million of mortgage debt during the third quarter of 1995, and (iii) refinancing existing mortgage debt of approximately $20.0 million in the first quarter of 1996, whereby there was a reduction in the interest rate of approximately 200 basis points.

  Net income for the quarter ended September 30, 1996, compared to the same period a year ago, decreased in the aggregate and on a per-share basis, primarily due to increased depreciation as explained above.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

  Income from operations totalled $12.5 million for the nine-month period ended September 30, 1996, compared to $12.7 million for the same period in 1995. Operating revenue from shopping centers and apartments increased approximately $250,000 and $790,000, respectively, resulting in a combined total increase of $1.0 million (3%), attributable primarily to higher rental rates coupled with higher occupancy, and to a lesser extent, the acquisition of an apartment property in mid-January of 1995. Operating expenses, before depreciation, increased $649,000 (5%), and income from operations, before depreciation, increased $393,000 (2%). Depreciation increased $598,000 (10%) due to capital improvements made to the Company's real estate properties during 1995 and 1996.

  Interest expense increased $172,000 for the nine months ended September 30, 1996, compared to that of 1995, attributable to the following: (1) an increase of $288,000 in interest expense on bank debt (average bank borrowings were approximately $51.8 million and $43.2 million, with an average interest rate of 7.1% and 7.6% for the nine month periods in 1996 and 1995, respectively), offset by; (2) a net decrease of $116,000 in mortgage interest expense for the same reasons as stated above in the discussion of the three month comparison.

  In January of 1996, the Company completed the refinancing of two mortgages, totalling approximately $20 million, whereby the Company realized a reduction in the interest rate on those borrowings of approximately 200 basis points. This refinancing resulted in an extraordinary charge of $449,000. Net income for the nine months ended September 30, 1996, compared to that of the same period in 1995, decreased in the aggregate and on a per-share basis, due principally to the extraordinary charge, combined with the increase in depreciation expense, and interest expense previously explained.

LIQUIDITY AND CAPITAL RESOURCES

  The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At September 30, 1996, the Company had $400,000 of cash and cash equivalents and bank commitments totalling $95 million in lines of credit, of which approximately $43 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

  Net cash flows provided by operating activities increased $2.9 million in the first nine months of 1996 compared to the same period in 1995, attributable to an increase in income from operations before depreciation, the recognition of an extraordinary item associated with the early extinguishment of mortgage debt, and a net decrease in operating assets offset by a net increase in operating liabilities.

  Net cash flows used in investing activities decreased $8.3 million in 1996 from 1995, attributable to a decrease in the acquisition of and capital improvements made to real estate properties. The decrease in improvements to properties was the result of the completion in 1995 of renovation programs at two of the Company's shopping centers. The Company had no material commitments for capital improvements at September 30, 1996.

  Net cash flows provided by financing activities decreased $11.6 million in the first nine months of 1996 from that of 1995, primarily due to mortgage debt financings completed in the first nine months of 1995, offset by a decrease in treasury shares purchased in the first nine months of 1996 compared to 1995. In the first nine months of 1995, the Company completed mortgage debt financing totalling $35.8 million, which the Company utilized to reduce variable-rate bank debt, and to fund investment activity. The principal purpose of the mortgage debt financing was to limit exposure to rising interest rates by replacing a substantial amount of the Company's variable-rate, short-term bank debt with fixed-rate, long-term debt. Bank debt was subsequently increased due to the financing of capital improvements to real estate properties.

  As of September 30, 1996, thirteen of the Company's properties, comprising approximately 38% of its gross investment in real estate, were subject to a total of $68.4 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remainder of the portfolio may be available for additional debt financing, if determined appropriate. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders in accordance with Internal Revenue Code requirements for a Real Estate Investment Trust ("REIT"), (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

  The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of most non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On November 7, 1996, the Company's Board of Directors declared a cash dividend with respect to the period July 1, 1996, through September 30, 1996, of $.22 per share, payable on December 10, 1996, to shareholders of record as of November 26, 1996.

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


  Funds from operations is defined by the Company, in keeping with the definition established by NAREIT, as net income, excluding gains (or losses) from sales of property and other non-operating extraordinary items, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles, nor is it necessarily indicative that cash flows are adequate to fund all cash needs. Funds from operations is not to be considered an alternative to net income, as defined by generally accepted accounting principles, or to cash flows as a measure of liquidity.

  For each of the quarters ended September 30, 1996 and 1995, funds from operations totalled $2.7 million. For the nine months ended September 30, 1996, funds from operations increased approximately $210,000 (3%), from $7.8 million in 1995 to $8.0 million in 1996. The increase in funds from operations is attributable to the operating performance of the Company's real estate properties which experienced overall income growth, primarily from higher rental rates coupled with higher occupancy and, to a lesser extent, the acquisition of an apartment property in mid-January 1995; offset by a slight increase in interest expense due to a higher level of average borrowings.


EFFECTS OF INFLATION

  Substantially all of the Company's retail leases contain provisions designed to provide the Company with a hedge against inflation. Most of the Company's retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. Also, the majority of the Company's retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to contribute towards property operating expenses, thereby reducing the Company's exposure to higher costs caused by inflation. Apartment leases are written for short terms, generally nine to twelve months.

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



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SIZELER PROPERTY INVESTORS, INC.
                                   (Registrant)



                         BY:    /s/ THOMAS A. MASILLA, JR.
                            _____________________________________
                                   Thomas A. Masilla, Jr.
                                 Vice Chairman and President
                                (Principal Operating and
                                   Financial Officer)
Date:    November 13, 1996