Form 10-K
period 1996-12-31
SIZELER PROPERTY INVESTORS INC
filed 1997-03-27
CIK 805419

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the Fiscal Year Ended December 31, 1996  Commission File Number 1-9349

                        SIZELER PROPERTY INVESTORS, INC.
            (Exact name of registrant, as specified in its charter)

            Delaware                                         72-1082589
  (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

         2542 Williams Blvd.                                  70062
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No______ .
                                       ______

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of the Registration S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X ).
                                             _____

The aggregate market value of voting stock held by non-affiliates of the registrant was $78,347,000 at March 20, 1997.

The number of shares of common stock outstanding at March 24, 1997, was 8,419,669.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders to be held in May 1997 are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

Sizeler Property Investors, Inc. (the "Company") was organized as a Delaware corporation with perpetual existence on October 28, 1986.

The Company is a self-administered equity real estate investment trust ("REIT") that invests in income-producing shopping center and apartment properties in the southern United States. At December 31, 1996, the Company's investment portfolio included interests in three enclosed regional shopping malls, two power shopping centers, eleven community shopping centers, and thirteen apartment communities. The properties are located in Louisiana (15), Florida
(9), Alabama (4), and Texas (1). Leasable area of the retail properties totalled approximately 2.7 million s.f., and the apartment communities contained 3,157 units. At December 31, 1996, the Company's retail and apartment properties were approximately 95% and 98% leased, respectively.

The Company has elected to qualify and be treated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws, at the corporate level on income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.

INVESTMENT OBJECTIVE AND STRATEGIC PLAN

The Company's fundamental investment objective is to create long-term value for its shareholders. The Company expects to achieve this objective through an overall strategy, focused on making opportunistic property acquisitions and employing an effective value-added asset management program, which emphasizes cash flow growth and the appreciation of property values. The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership.

The Company's strategy for future growth is to acquire shopping center and apartment properties in fundamentally strong markets in the southern United States and to improve the operating performance of those properties through its effective and efficient leasing and management programs. The Company also intends, from time to time, to implement programs of redevelopment or expansion of certain of its properties and, subject to market conditions, develop new properties within its geographical region. The Company believes that its regional concentration and substantial knowledge of the markets in which it operates affords it a competitive advantage in the identification of real estate trends and investment opportunities within those markets.

At December 31, 1996, approximately 64% of the Company's portfolio consisted of investments in shopping centers. In order to provide a degree of portfolio risk diversification, while maintaining a focused approach to asset management, the Company has elected to expand its ownership of apartment properties and, to the extent practical, intends to achieve a balanced portfolio of investments in shopping centers and apartments.

The Company considers numerous factors in the evaluation of potential real estate investments, including, but not limited to, the following:

    -purchase price and initial cash flow in relation to yield objective;

    -the potential to increase cash flow through effective property management;

    -geographic area and demographic profile;

    -property size and composition of tenants;

    -availability of financing, including the possibility of assuming existing financing or the potential for refinancing;

    -condition, quality of design, construction, and other attributes;

    -economic environment of local and regional real estate markets;

    -the presence of or proximity to potential environmental problems;

    -current and historical occupancy levels;

    -current and historical sales levels of retail tenants;

    -other characteristics of existing tenants, including credit-worthiness;

    -anticipated future treatment under applicable federal, state, and local tax laws and regulations; and

    -potential for appreciation in value.

Although the Company presently makes equity investments in real estate, it may invest in mortgages and other types of interests in real estate. The Company may also invest in the securities of other entities engaged in real estate activities or securities of other issuers, subject to the limitations of such investments necessary to maintain REIT qualification.

An important part of the Company's overall strategic initiative is to increase cash flow and to enhance the value of its existing portfolio through: (1) maximizing rental income by achieving an optimum level of rental rates and occupancy levels; (2) operating properties in a cost-effective manner; (3) renovating properties in order to maintain or improve their competitive position and performance in the marketplace; and (4) accessing the most cost effective sources of capital to finance its properties.

The Company expects to hold its properties as long-term investments and has no maximum period for retention of each investment. Under ordinary circumstances, the Company would not expect to sell property held for less than four years.

COMPETITION

There are numerous real estate entities which compete with the Company in seeking properties for acquisition and tenants for occupancy in its market area. The Company believes that the principal competitive factors affecting the attraction and retention of its tenants are property location, visibility, and accessibility, as well as the quality, condition, and overall appearance of its properties. The Company also competes with other entities for capital funds necessary to support its investment activities and asset growth.

ENVIRONMENTAL MATTERS

Investments in real property have the potential for environmental liability on the part of the owner of such property. The Company is not aware of any environmental liabilities relating to the Company's investment properties which would have a material adverse effect on the Company's business, assets, or results of operations.

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


The executive officers of the Company are as follows:


          NAME                        AGE                            POSITION(S) WITH THE COMPANY
          ----                        ---                            ----------------------------
Sidney W. Lassen                       62      Chairman of the Board, Chief Executive Officer,  and Director

Thomas A. Masilla, Jr.                 50      Vice Chairman, President, Principal Operating and Chief Financial
                                                Officer, and Director

Mr. Lassen has been an executive officer of the Company since its inception in 1986, and has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties for approximately 40 years. He has previously served as a trustee of the International Council of Shopping Centers, the national association for the shopping center industry. Mr. Lassen is Chairman of the Board and Chief Executive Officer of Sizeler Realty Co., Inc., and a director of the Hibernia Corporation.

Mr. Masilla was elected to the position of Vice Chairman in 1994, Principal Operating Officer and President in 1995, and Chief Financial Officer in
1996. Mr. Masilla, a certified public accountant, was a consultant to the Company from 1992 to 1994, was a consultant to Sizeler Realty Co., Inc. from 1992 to 1994, and has been a member of the Company's Board of Directors since 1986. Mr. Masilla has been a corporate executive and manager for more than 25 years, with extensive experience in commercial bank management.

PROPERTY MANAGEMENT

The Company has a management agreement with Sizeler Real Estate Management Co., Inc. (the "Management Company"), which is wholly-owned by Sizeler Realty Co., Inc. ("Sizeler Realty"). Sizeler Realty is a diversified real estate services company in which a beneficial minority interest is directly owned by Sidney W. Lassen and the balance is owned by members of the family of Mr. Lassen's wife, her mother, and her father's estate.

Under the terms of the management agreement with the Company, the Management Company performs leasing and management services with respect to the Company's properties, including, for each property, the annual preparation of detailed operating and capital budgets, accounting, data processing, collection of rents, repairs, cleaning, maintenance, and other operating services. Upon request of the Company, the Management Company also performs, or causes to be performed, additional services, such as advertising, promotion, market research, and other management information.

The Management Company is paid a fee based on the Company's gross investment in real estate, subject to adjustment for year-to-year increases or decreases in funds from operations per share of the Company.

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

The Louisiana economy has since experienced a recovery, as reflected in higher levels of employment and an increase in general economic activity. The national economy also has an impact on Louisiana, particularly as it affects the tourism and convention industry, which is an important segment of the Louisiana economy.

To diversify its portfolio and reduce the risks of geographic concentration and economic dependency on a primary industry, the Company began a program in 1988 of acquiring properties in other states of the Gulf South region.

ITEM 2. PROPERTIES

As of December 31, 1996, the Company's real estate portfolio included interests in sixteen shopping centers and thirteen apartment communities. The Company holds, directly, or indirectly through partnerships, a fee interest in all of its properties, with the exception of the Southwood Shopping Center in Gretna, Louisiana, and the Westland Shopping Center, in Kenner, Louisiana, in which it holds its interests under long-term ground leases. Thirteen of the Company's properties were subject to mortgage loans at December 31, 1996.

In the opinion of Management, all of the Company's properties are well-maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance. The Company does not presently maintain insurance coverage for environmental liabilities.

The following table sets forth certain information concerning the Company's real estate investments as of December 31, 1996:

                                                                                         PERCENT LEASED
                                                               GROSS LEASABLE AREA        DECEMBER 31,
                                      YEAR          YEAR LAST   IN SQUARE FEET OR       ----------------
           DESCRIPTION             COMPLETED        RENOVATED    RENTABLE UNITS          1996     1995
           -----------             ----------       ---------  -------------------      -------  -------
REGIONAL ENCLOSED MALLS (3)
Hammond Square (b)                       1978           1992          364,035 s.f.          84%      88%
   (Hammond, Louisiana)                                               434,439 (a)
North Shore Square (b)                   1986           1995          356,085               97%      94%
   (Slidell, Louisiana)                                               624,134/(a)
Southland Mall (b)                 1970, 1981           1995          469,637/              96%      96%
   (Houma, Louisiana)                                                 623,309 (a)
POWER SHOPPING CENTERS (2)
Lantana Plaza                            1993           ----          275,928               98%      96%
   (Palm Beach County, Florida)
Westward                           1961, 1990           1995          226,547              100%      98%
   (W. Palm Beach, Florida)
COMMUNITY SHOPPING CENTERS (11)
Airline Park (b)                         1973           1986           71,368               88%     100%
   (Metairie, Louisiana)
Azalea Gardens (b)                       1950           1986           45,032              100%     100%
   (Jefferson, Louisiana)
Camelot Plaza                            1981           ----           80,760               94%      94%
   (San Antonio, Texas)
Colonial (b)                             1967           1987           43,230               42%     100%
   (Harahan, Louisiana)
Delchamps Plaza (b)                      1989           ----           72,649              100%     100%
   (Gonzales, Louisiana)                                              186,649 (a)
Rainbow Square                           1986           ----           74,746              100%     100%
   (Dunnellon, Florida)                                               116,746 (a)
Southwood (c)                            1986           ----           40,000               96%      92%
   (Gretna, Louisiana)
Town & Country                           1993           ----          148,782               99%      99%
   (Palatka, Florida)
Weeki Wachee Village                     1987           ----           82,349               96%      93%
   (Weeki Wachee, Florida)
Westgate (b)                             1964           1987          207,519               98%      50%
   (Alexandria, Louisiana)
Westland (b)                             1966           1990          108,418               98%      99%
                                                                  -----------              ----     ----
   (Kenner, Louisiana)
                                                                    2,667,085               95%      92%
                                                                  ===========              ====     ====
APARTMENTS (13)
Bel Air                            1968, 1974           ----        202 units               98%      98%
   (Mobile, Alabama)
Bryn Mawr                                1991           ----        240 units              100%     100%
   (Naples, Florida)
Colonial Manor (b)                       1967           1992         48 units               98%      94%
   (Harahan, Louisiana)
Garden Lane (b)                    1966, 1968           ----        261 units               99%     100%
   (Gretna, Louisiana)             1971, 1972
Georgian (b)                             1951     1980, 1993        135 units               85%      82%
   (New Orleans, Louisiana)
Hampton Park                             1977           1995        300 units               99%      94%
   (Mobile, Alabama)
Jamestown Estates                  1971, 1972           ----        177 units               97%      99%
   (Pensacola, Florida)
Lafayette Square                   1969, 1972           1995        675 units               96%      95%
   (Mobile, Alabama)
Lakeview Club                       1990-1992           ----        443 units               98%      91%
   (Ft. Lauderdale, Florida)
Magnolia Place (b)                       1984           ----        148 units               99%      97%
   (New Iberia, Louisiana)
Pine Bend                                1979           ----        152 units               98%      98%
   (Mobile, Alabama)
Steeplechase (b)                         1982           ----        192 units              100%      98%
   (Lafayette, Louisiana)
Woodcliff                                1977           ----        184 units              100%     100%
                                                                  -----------              ----     ----
   (Pensacola, Florida)
                                                                  3,157 units               98%      96%
                                                                  ===========              ====     ====

(a) The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. The Hammond Square and the Southland Mall Shopping Centers have stores owned by Dillard Department Stores, Inc., comprising 70,404 s.f. and 153,672 s.f. of space, respectively; the North Shore Square Shopping Mall has stores owned by Maison Blanche, Inc., a subsidiary of Mercantile Stores Co., Inc., Mervyn's, and Dillard Department Stores, Inc., comprising 115,776 s.f., 75,319 s.f., and 76,954 s.f. of space, respectively; the Delchamps Plaza and the Rainbow Square Shopping Centers have stores owned by Wal-Mart Stores, Inc., comprising 114,000 s.f. and 42,000 s.f., respectively.

(b)  The Company has a 99% partnership interest in these properties.

(c)  The Company has a 50% partnership interest in Southwood Shopping Center.

(d) Percent leased for retail is computed as the ratio of total space leased, including anchor stores, to total leasable space, expressed as a percentage. The computation excludes owner-occupied stores in which the Company has no ownership interest.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Company's liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's shares of common stock ("Shares") and its 8% convertible subordinated debentures are listed for trading on the New York Stock Exchange under the symbol "SIZ" and "SIZ 03," respectively.

The following table sets forth the high and low sales price of the shares for the periods indicated, as reported by the New York Stock Exchange, and the dividends paid per share in such periods.


                                                            DIVIDENDS
1996                                     HIGH      LOW        PAID
----                                    -------  -------    ---------
1st Quarter                              $ 9 3/4  $ 7 3/8      $0.22
2nd Quarter                                9        7 7/8      $0.22
3rd Quarter                                9        8 1/2      $0.22
4th Quarter                                9 7/8    8 7/8      $0.22

1995
----
1st Quarter                              $11      $10          $0.28
2nd Quarter                               10 3/8    9 3/8      $0.28
3rd Quarter                               10 1/8    9 3/8      $0.28
4th Quarter                                9 5/8    8 1/2      $0.28


As of March 24, 1997, there were 531 individually-listed owners of record of the Company's shares. Approximately 74.5% of the Company's outstanding shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company ("DTC"), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

The Company has paid dividends in each quarter since its inception as a publicly-owned company in 1987, with a cumulative total of approximately $63 million paid to shareholders over this time period. Cash dividends paid to shareholders in 1996 amounted to 69% of 1996 funds from operations.

Under the REIT rules of the Internal Revenue Code, the Company must pay at least 95% of its ordinary taxable income as dividends in order to avoid taxation as a regular corporation. The declaration of dividends is a discretionary decision of the Board of Directors and depends upon the Company's distributable funds, financial requirements, tax considerations, and other factors. A portion of the Company's dividends paid may be deemed capital gain income, a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividend.

The federal income tax status of dividends per share paid for each of the five years ended December 31 was as follows:


                                          1996   1995   1994   1993   1992
                                          -----  -----  -----  -----  -----
Ordinary Income                           $0.37  $0.40  $0.72  $0.59  $0.53
Return of Capital                          0.51   0.72   0.38   0.43   0.46
Capital Gain                                  -      -      -   0.03   0.02
                                          -----  -----  -----  -----  -----
Total                                     $0.88  $1.12  $1.10  $1.05  $1.01
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

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data (in thousands, except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein.

                                                                    YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------
                                                       1996       1995       1994       1993       1992
                                                     ---------  ---------  ---------  ---------  ---------
OPERATING DATA (1)
 Operating Revenue
  Rents and other income                             $ 44,255   $ 43,087   $ 36,621   $ 25,005   $ 14,786
  Equity in income of partnerships                        103        106         75         72         88
                                                     --------   --------   --------   --------   --------
                                                       44,358     43,193     36,696     25,077     14,874
 Operating Expenses                                    27,630     26,044     21,382     14,733      8,714
                                                     --------   --------   --------   --------   --------
   INCOME FROM OPERATIONS                              16,728     17,149     15,314     10,344      6,160
                                                     --------   --------   --------   --------   --------
 Other Income (Expenses)
  Interest and dividend income                             98         42         82      1,240        270
  Interest expense                                    (14,542)   (14,497)   (10,248)    (7,529)    (3,807)
                                                     --------   --------   --------   --------   --------
                                                      (14,444)   (14,455)   (10,166)    (6,289)    (3,537)
                                                     --------   --------   --------   --------   --------
   INCOME BEFORE GAIN (LOSS) ON SALE
    OF REAL ESTATE                                      2,284      2,694      5,148      4,055      2,623
                                                     --------   --------   --------   --------   --------
 Gain (Loss) on Sale of Real Estate Investments
 and Costs Associated with Proposed Real
 Estate Investment                                          -          -          8        285       (528)
                                                     --------   --------   --------   --------   --------
INCOME BEFORE EXTRAORDINARY ITEM                        2,284      2,694      5,156      4,340      2,095
 Extraordinary item-early extinguishment
 of debt                                                 (449)         -          -     (1,611)         -
                                                     --------   --------   --------   --------   --------
   NET INCOME                                        $  1,835   $  2,694   $  5,156   $  2,729   $  2,095
                                                     ========   ========   ========   ========   ========
Funds From Operations (2)                            $ 10,771   $ 10,492   $ 11,118   $  8,026   $  5,255
Net Cash Provided by (Used in):
 Operating activities                                $ 13,583   $ 10,117   $ 10,615   $  9,767   $  4,633
 Investing activities                                $ (7,555)  $(17,857)  $(52,748)  $(59,510)  $(33,277)
 Financing activities                                $ (6,834)  $  7,591   $ 37,257   $ 54,465   $ 19,311
Dividends Paid                                       $  7,425   $  9,723   $  9,806   $  7,181   $  4,784
Per Share Data:
 Net income                                          $   0.22   $   0.31   $   0.58   $   0.37   $   0.44
 Dividends Paid                                      $   0.88   $   1.12   $   1.10   $   1.05   $   1.01
Weighted Average Shares Outstanding                     8,433      8,690      8,914      7,346      4,736

                                                                    YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1996       1995       1994       1993       1992
                                                     --------   --------   --------   --------   --------
BALANCE SHEET DATA
 Gross Investment in Real
 Estate                                              $304,424   $296,884   $279,698   $203,529   $137,047
 Total Assets                                         278,380    281,857    269,923    202,904    132,178
 Mortgage Notes Payable                                68,080     68,317     42,139     19,704     41,572
 Notes Payable                                         52,639     51,419     52,987      5,000     24,113
 Convertible Subordinated
 Debentures                                            62,878     62,878     62,878     62,955          -
 Total Liabilities                                    189,013    186,534    163,213     91,737     67,032
 Shareholders' Equity                                  89,367     95,323    106,710    111,167     65,146


(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding factors such as property acquisitions and dispositions and other transactions which have affected operating performance during the periods indicated.

(2) Using guidelines established by the National Association of Real Estate Investment Trusts, funds from operations has been defined by the Company as net income, excluding gains or losses from sales of property and other non-operating extraordinary items, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. Historical results and percentage relationships set forth in the consolidated statements of income contained in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations.

The Company's real estate investment portfolio is composed of sixteen shopping center properties and thirteen apartment properties. As of December 31, 1996, the Company's gross investment in real estate totalled $304 million, and consisted of approximately 64%, or $195 million, in shopping centers, and approximately 36%, or $109 million, in apartments. Total revenue for 1996 was $44 million, and consisted of approximately 57%, or $25 million, generated by shopping centers, and approximately 43%, or $19 million, generated by apartments.

RESULTS OF OPERATIONS

Comparison of the years ended December 31, 1996 and 1995.

For the year ended December 31, 1996, operating revenue from shopping centers and apartments increased $143,000 and $1.0 million, respectively, resulting in a combined total increase of approximately $1.2 million. The overall increase in operating revenue is primarily attributable to higher rental rates coupled with higher occupancy, and, to a lesser extent, the acquisition of an apartment property in mid-January 1995. Income from operations totalled $16.7 million, compared to $17.1 million reported in 1995. Operating expenses, before depreciation, in 1996 increased approximately $850,000 compared to 1995, thus income from operations, before depreciation, increased approximately $350,000 over 1995. The increases in operating expenses are attributable to the following items: (i) an increase in management and leasing fees due to increases in investments in real estate properties, increase in the rate, .65% to .688%, used to calculate the management fee due to the increase in funds from operations in 1996 over 1995, and an increase in leasing fees due to leasing activity in 1996;
(ii) an increase in real estate taxes due to increased property value assessments at several properties; (iii) an increase in administrative expenses due to higher payroll costs, professional fees, and other administrative costs associated with the Company's real estate portfolio; and (iv) an increase in operations and maintenance costs due to maintenance projects completed in 1996. Depreciation increased $732,000 due to capital improvements made to the Company's properties during 1996 and 1995.

Interest and dividend income increased in 1996 over 1995 due to interest earnings on mortgage escrow deposits associated with the mortgage debt financings completed in 1995.

Interest expense increased $45,000 over 1995, attributable to the following:
(1) an increase of $292,000 in interest on bank debt (average bank borrowings were approximately $51.9 million and $44.0 million, with an average interest rate of 7.6% and 8.6% in 1996 and 1995, respectively) offset by (2) a net decrease of approximately $247,000 in mortgage interest due to: (i) repayment of approximately $25.9 million of mortgage debt during the third quarter of 1995, (ii) mortgage debt financings totalling approximately $16.4 million completed during the forth quarter of 1995, and (iii) refinancing of existing mortgage debt of approximately $19.8 million in the first quarter of 1996, and $3.4 million in the third quarter of 1996, whereby there were reductions in the interest rates of approximately 200 and 113 basis points, respectively.

The 1996 refinancing described above resulted in an extraordinary non-cash charge of $449,000, due to expensing deferred financing costs associated with the original financing.

Net income in 1996, compared to 1995, decreased in the aggregate and on a per-share basis, due principally to the extraordinary non-cash charge, combined with the increase in depreciation expense, as explained above; the impact on net income was $0.05 and $0.09 per share, respectively.

Comparison of the years ended December 31, 1995 and 1994.

For the year ended December 31, 1995, results of operations reflected increases over corresponding 1994 amounts, resulting primarily from the Company's acquisition of properties during 1995 and 1994, as shown below:


                                               GROSS INVESTMENT (A)
                                                 (IN MILLIONS)
                                              -------------------
                                              1995   1994   Total
                                              -----  -----  -----
       Shopping Centers                       $ 0.9  $39.3  $40.2
       Apartments                               5.1   29.3   34.4
                                              -----  -----  -----
           TOTAL                              $ 6.0  $68.6  $74.6
                                              =====  =====  =====

------------------

(a) Gross investment is initial purchase price plus costs capitalized subsequent to acquisition through December 31, 1995.

Operating revenue from all properties in the portfolio for the year ended December 31, 1995, compared to 1994, increased by $6.5 million, due principally to newly-acquired properties and, to a lesser extent, higher rental rates on properties which were a part of the portfolio during both comparative periods. Revenue from shopping centers and apartments increased by $3.8 million and $2.7 million, respectively. Income from operations totalled $17.1 million, compared to $15.3 million reported in 1994. Operating expenses, before depreciation, from all properties increased $2.6 million and income from operations, before depreciation, from all properties increased $3.9 million. The reported increases in operating revenue, operating expenses, and income from operations were due principally to newly-acquired properties.

Operating revenue from shopping center and apartment properties owned during both comparable periods increased 4% in 1995, compared to 1994, attributable to higher average rental rates. Direct operating expenses from these same properties increased 7% over the same period a year ago, principally attributable to higher depreciation expenses resulting from renovation projects at several of the Company's properties. As a result, income from rental operations from shopping center and apartment properties owned during both comparable periods increased 1%.

Interest, dividend, and other income decreased $40,000 for the year 1995, compared to 1994, due to disposition of marketable securities in 1994.

Interest expense increased $4.2 million (41%) for the year ended December 31, 1995, compared to 1994, attributable to the following: (1) increase of $1.1 million in interest expense on bank debt, due to higher average borrowings to fund acquisitions and capital improvements, and higher interest rates (average borrowings were approximately $44.0 million and $32.5 million, with a weighted average interest rate of 8.6% and 7.7% in 1995 and 1994, respectively), and (2) an increase of $3.1 million in interest expense on mortgage debt, due to higher mortgage debt outstanding during 1995, net of the Company's repayment of mortgage debt in 1995. To mitigate the future impact of interest rate changes on the Company's borrowing costs, the Company focused on refinancing short-term debt with long-term, fixed-rate debt. Accordingly, during 1995, the Company completed new mortgage financing totalling $52.2 million, repaid mortgage debt totalling $25.9 million, and paid down bank lines with the remaining proceeds. Bank lines were also used to finance capital improvements and other investments, which resulted in subsequent increases in bank debt to a level approximately $1.5 million below year-end 1994.

The reduction in net income between 1995 and 1994 was, in the aggregate and on a per-share basis, principally attributable to the increase in depreciation expense due to additional investment in real estate properties, interest expense resulting from increased borrowings from acquisitions and capital improvements, and higher interest rate levels during 1995 over those of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At December 31, 1996, the Company had $468,000 in cash and cash equivalents, and commitments for a total of $95.0 million of bank lines of credit, of which approximately $42.4 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

Net cash flows from operating activities increased $3.5 million in 1996 from 1995, and decreased $498,000 in 1995 from 1994. The increase between 1996 and 1995 is attributable to an increase in income from operations before depreciation, the recognition of an extraordinary item in connection with the early extinguishment of mortgage debt, a net decrease in operating assets, and a net increase in operating liabilities. The decrease between 1995 and 1994 was primarily attributable to higher interest charged on the Company's borrowings and changes in operating liabilities caused by growth in the Company's investment portfolio.

Net cash flows used in investing activities decreased $10.3 million in 1996 from 1995, attributable to a decrease in the acquisition of and capital improvements made to real estate properties. The decrease in capital improvements to existing properties was the result of the completion in 1995 of renovation programs at two of the Company's retail centers, a mall and power center. The Company had no material commitments for capital improvements at December 31, 1996.

Net cash flows used in investing activities decreased $34.9 million in 1995 from 1994, attributable to a decrease in the addition of investment properties, offset by an increase in improvements to existing properties. In 1995, the Company acquired an apartment community for approximately $4.75 million, and additional land adjoining two of its existing shopping centers during 1995, at a combined cost of $847,000. The increase in improvements to real estate investments during 1995 was attributable to the completion of renovation programs at two of the Company's shopping centers and on-going renovation projects at certain existing apartment properties. The renovation programs completed at the shopping centers during 1995 were under non-cancellable construction contracts with non-affiliated companies, for total contract amounts of $5.0 million. The Company had no major commitments for capital improvements at December 31, 1995.

Net cash flows used in financing activities increased $14.4 million in 1996 from 1995. The increase was primarily due to mortgage debt financings completed in 1996 compared to 1995, offset by a decrease in treasury shares purchased and cash dividends paid, in 1996 compared to 1995. In 1996, the Company completed mortgage debt refinancing totalling $23.4 million, from which the Company realized a reduction in the interest rates ranging from 113 to 200 basis points. In 1995, the Company completed mortgage debt financing totalling $52.2 million, which the Company utilized to reduce variable-rate debt, and to fund investment activity. The principal purpose of the 1995 mortgage debt financing was to limit exposure to rising interest rates by replacing a substantial amount of the Company's variable-rate, short-term bank debt with fixed-rate, long-term debt. Bank debt was subsequently increased due to the financing of capital improvements to real estate properties. Pursuant to the Company's stock repurchase program initiated in 1995, during 1996, 62,800 shares were repurchased at a total cost of $516,000, compared to 460,900 shares repurchased in 1995 at a total cost of $4.5 million.

Net cash flows provided by financing activities decreased $29.7 million in 1995 from 1994. The decrease was primarily attributable to the Company's increased principal payments on mortgage notes payable and notes payable to banks, increased debt issuance costs, and the repurchase of 460,900 shares of treasury stock. As stated above, in 1995, the Company completed mortgage debt financing totalling $52.2 million. With these proceeds, the Company repaid other mortgage debt totalling $25.9 million, and paid down variable rate bank debt with the remaining proceeds. Bank lines were also used to finance capital improvements and other investments, which resulted in subsequent increases in bank debt to a level approximately $1.5 million below year-end 1994.

As of December 31, 1996, thirteen of the Company's properties, comprising approximately 38% of its gross investment in real estate, were subject to a total of $68.1 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remaining sixteen properties in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on January 30, 1997, declared a cash dividend with respect to the period October 1, 1996, through December 31, 1996, of $.22 per share, to shareholders of record as of February 20, 1997.

FUNDS FROM OPERATIONS

Real estate industry analysts utilize the concept of funds from operations as an important analytical measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

On January 1, 1996, the Company adopted a new definition of funds from operations, in keeping with industry guidelines as established by the National Association of Real Estate Investment Trusts (NAREIT). Accordingly, for years prior to 1996, funds from operations have been restated to reflect it on a consistent basis. Funds from operations is defined by the Company as net income, excluding gains or losses from sales of property and other non-operating extraordinary items, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles, nor is it indicative that cash flows are adequate to fund all cash needs. Funds from operations should not be considered as an alternative to net income as defined by generally accepted accounting principles or to cash flows as a measure of liquidity.

For the year ended December 31, 1996, funds from operations totalled $10.8 million, compared to $10.5 million in 1995, an increase of approximately $300,000. This increase in funds from operations is attributable to the operating performance of the Company's real estate properties, which experienced overall income growth, primarily from higher rental rates coupled with higher occupancy, and to a lesser extent, the acquisition of an apartment property in mid-January 1995, offset by a slight increase in interest expense due to a higher level of average borrowings.

Funds from operations decreased approximately $600,000 in 1995, compared to $11.1 million reported in 1994. The decrease in funds from operations in 1995 is due primarily to higher interest charges on the Company's borrowings and amortization of deferred financing costs in connection with mortgage debt financings completed in 1995, offset by an increase in income from rental operations, primarily due to new property acquisitions in 1995 and 1994.

FUTURE RESULTS

This Form 10-K and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities [Bare cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including (a) the inability to lease currently vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies; (e) decreases in rental rates available from tenants; (f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) increases in interest rates; (i) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (j) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (k) the competitive factors described in "Item 1 - Competition" of this report.

EFFECTS OF INFLATION

Substantially all of the Company's retail leases contain provisions designed to provide the Company with a hedge against inflation. Most of the Company's retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. The majority of the Company's retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to pay a contribution towards property operating expenses, thereby reducing the Company's exposure to higher costs caused by inflation. The Company's apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's Consolidated Balance Sheets as of December 31, 1996 and 1995, and its Consolidated Statements of Income, Shareholders' Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 1996, 1995, and 1994, together with the Reports of Independent Auditors thereon, are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in the Notes to Consolidated Financial Statements are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have be no disagreements with Accountants on accounting and financial disclosures.

                                   PART  III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information regarding the executive officers of the Company, see "Executive Officers" in Part I, Item 1 of this report. The other information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedules



                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE
                                                                          -----
Reports of Independent Auditors                                           16-17

Consolidated Balance Sheets as of December 31, 1996 and 1995                 18

Consolidated Statements of Income for the years ended December 31,
 1996, 1995, and 1994                                                        19

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1996, 1995, and 1994                                            20

Consolidated Statements of Cash Flows for the years ended December 31,
1996, 1995, and 1994                                                         21

Notes to Consolidated Financial Statements                                22-31

Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts                               32

Schedule III. Real Estate and Accumulated Depreciation                    33-34


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Sizeler Property Investors, Inc.

We have audited the consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with general accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG PEAT MARWICK LLP

New Orleans, Louisiana
January 30, 1997

                        REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Sizeler Property Investors, Inc.

We have audited the accompanying related consolidated statements of income, shareholders' equity, and cash flows of Sizeler Property Investors, Inc. and subsidiaries for the year ended December 31, 1994. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Sizeler Property Investors, Inc. and subsidiaries and their cash flows for the year ended December 31, 1994, in conformity with general accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

Jackson, Mississippi
February 3, 1995

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       1996           1995
                                                                                   -------------  -------------
ASSETS
Real estate investments (Notes B and D)
   Land                                                                            $ 48,645,000   $ 48,402,000
   Buildings and improvements, net of accumulated depreciation of
    $37,518,000 in 1996 and $29,041,000 in 1995                                     217,313,000    218,478,000
   Investments in real estate partnership (Note A)                                      948,000        963,000
                                                                                   ------------   ------------
                                                                                    266,906,000    267,843,000
Cash and cash equivalents                                                               468,000      1,274,000
Accounts receivable and accrued revenue, net of allowance for
 doubtful accounts of $204,000 in 1996 and $166,000 in 1995                           3,028,000      3,088,000
Prepaid expenses and other assets, net                                                7,978,000      9,652,000
                                                                                   ------------   ------------
       Total Assets                                                                $278,380,000   $281,857,000
                                                                                   ============   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Note D)                                                    $ 68,080,000   $ 68,317,000
Notes payable (Note D)                                                               52,639,000     51,419,000
Accounts payable and accrued expenses                                                 4,372,000      2,762,000
Tenant deposits and advance rents                                                       832,000        896,000
Commitments and contingencies (Note J)                                                        -              -
Minority interest in real estate partnerships (Note K)                                  212,000        262,000
                                                                                   ------------   ------------
                                                                                    126,135,000    123,656,000
Convertible subordinated debentures (Note D)                                         62,878,000     62,878,000
                                                                                   ------------   ------------
       Total Liabilities                                                            189,013,000    186,534,000
                                                                                   ------------   ------------
SHAREHOLDERS' EQUITY (Notes E and L)
Preferred stock, 3,000,000 shares authorized, none issued                                     -              -
Common stock, par value $.01 per share, 15,000,000 shares authorized,
 shares issued and outstanding-8,946,369 in 1996 and 8,930,069 in 1995                   89,000         89,000
Additional paid-in capital                                                          127,420,000    127,273,000
Accumulated distributions in excess of net income (Note G)                          (33,170,000)   (27,580,000)
                                                                                   ------------   ------------
                                                                                     94,339,000     99,782,000
Treasury shares, at cost, 523,700 shares in 1996 and 460,900 shares in 1995          (4,970,000)    (4,454,000)
Unrealized loss on securities (Note A)                                                   (2,000)        (5,000)
                                                                                   ------------   ------------
       Total Shareholders' Equity                                                    89,367,000     95,323,000
                                                                                   ------------   ------------
       Total Liabilities and Shareholders' Equity                                  $278,380,000   $281,857,000
                                                                                   ============   ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                        YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------------
                                                                                   1996           1995           1994
                                                                               -------------  -------------  -------------
OPERATING REVENUE (Notes C and F)
 Rents and other income                                                        $ 44,255,000   $ 43,087,000   $ 36,621,000
 Equity in income of partnership                                                    103,000        106,000         75,000
                                                                               ------------   ------------   ------------
                                                                                 44,358,000     43,193,000     36,696,000
                                                                               ------------   ------------   ------------
OPERATING EXPENSES
 Management and leasing (Note F)                                                  2,228,000      1,969,000      1,495,000
 Utilities                                                                        1,977,000      1,918,000      1,737,000
 Real estate taxes                                                                3,363,000      3,189,000      2,625,000
 Administrative expenses                                                          2,194,000      2,028,000      1,886,000
 Operations and maintenance (Note F)                                              6,391,000      6,228,000      5,301,000
 Other operating expenses                                                         2,358,000      2,325,000      1,995,000
 Depreciation                                                                     9,119,000      8,387,000      6,343,000
                                                                               ------------   ------------   ------------
                                                                                 27,630,000     26,044,000     21,382,000
                                                                               ------------   ------------   ------------
        INCOME FROM OPERATIONS                                                   16,728,000     17,149,000     15,314,000
                                                                               ------------   ------------   ------------
OTHER INCOME (EXPENSES)
 Interest, dividends, and other income                                               98,000         42,000         82,000
 Interest expense (Note D)                                                      (14,542,000)   (14,497,000)   (10,248,000)
                                                                               ------------   ------------   ------------
                                                                                (14,444,000)   (14,455,000)   (10,166,000)
                                                                               ------------   ------------   ------------
       INCOME BEFORE GAIN ON SALE OF
        REAL ESTATE AND EXTRAORDINARY ITEM                                        2,284,000      2,694,000      5,148,000
                                                                               ------------   ------------   ------------
 Gain on sale of investments in real estate companies
  and other securities                                                                    -              -          8,000
                                                                               ------------   ------------   ------------
                                                                                          -              -          8,000
                                                                               ------------   ------------   ------------

       INCOME BEFORE EXTRAORDINARY ITEM                                           2,284,000      2,694,000      5,156,000
 Extraordinary item-early extinguishment of debt (Note A)                          (449,000)             -              -
                                                                               ------------   ------------   ------------
       NET INCOME                                                              $  1,835,000   $  2,694,000   $  5,156,000
                                                                               ============   ============   ============
       PER SHARE DATA:
       Income before extraordinary item                                        $       0.27   $       0.31   $       0.58
                                                                               ============   ============   ============
       Extraordinary item                                                      $      (0.05)  $          -   $          -
                                                                               ============   ============   ============
       Net income                                                              $       0.22   $       0.31   $       0.58
                                                                               ============   ============   ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              ACCUMULATED
                                          COMMON STOCK       ADDITIONAL      DISTRIBUTION                UNREALIZED
                                       -------------------     PAID-IN       IN EXCESS OF      TREASURY    LOSS ON
                                        SHARES     AMOUNT      CAPITAL        NET INCOME         STOCK    SECURITIES    TOTAL
                                       ---------   -------   ------------    ------------    -----------  ----------  ------------
Balance at January 1, 1994             8,901,704   $89,000   $126,979,000    $(15,901,000)   $        --  $     --   $111,167,000
                                       ---------   -------   ------------    ------------    -----------  --------   ------------
Conversion of debentures                   5,922                   77,000                                                  77,000
Offering costs from 1993 offering                                 (10,000)                                                (10,000)
Net income for 1994                                                             5,156,000                               5,156,000
Cash dividends declared and paid
 ($1.10 per share) (Note G)                                                    (9,806,000)                             (9,806,000)
Exercise of stock options (Note E)        10,693                   95,000                                                  95,000
Shares issued pursuant to Directors'
 Stock Ownership Plan (Note E)             4,500                   58,000                                                  58,000
Unrealized loss on securities (Note A)                                                                     (27,000)       (27,000)
                                       ---------   -------   ------------    ------------    -----------  --------   ------------
Balance at December 31, 1994           8,922,819   $89,000   $127,199,000    $(20,551,000)   $        --  $     --   $106,710,000
                                       ---------   -------   ------------    ------------    -----------  --------   ------------
Net income for 1995                                                             2,694,000                               2,694,000
Cash dividends declared and paid
 ($1.12 per share) (Note G)                                                    (9,723,000)                             (9,723,000)
Exercise of stock options (Note E)         2,000                   17,000                                                  17,000
Shares issued pursuant to Directors'
 Stock Ownership Plan (Note E)             5,250                   57,000                                                  57,000
Unrealized loss on securities (Note A)                                                                      22,000         22,000
Purchase of treasury shares, 460,900
 shares                                                                                       (4,454,000)              (4,454,000)
                                       ---------   -------   ------------    ------------    -----------  --------   ------------
Balance at December 31, 1995           8,930,069   $89,000   $127,273,000    $(27,580,000)   $(4,454,000) $ (5,000)  $ 95,323,000
Net income for 1996                                                             1,835,000                               1,835,000
Cash dividends declared and paid
 ($.88 per share) (Note G and H)                                               (7,425,000)                             (7,425,000)
Exercise of stock options (Note E)        10,000                   88,000                                                  88,000
Shares issued pursuant to Directors'
 Stock Ownership Plan (Note E)             6,000                   56,000                                                  56,000
Shares issued pursuant to Incentive
 Award Plan                                  300                    3,000                                                   3,000
Unrealized loss on securities (Note A)                                                                       3,000          3,000
Purchase of treasury shares, 62,800
 shares                                                                                          (516,000)               (516,000)
                                       ---------   -------   ------------    ------------    ------------ --------   ------------
Balance at December 31, 1996           8,946,369   $89,000   $127,420,000    $(33,170,000)   $(4,970,000) $ (2,000)  $ 89,367,000
                                       =========   =======   ============    ============    ===========  ========   ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                            1996           1995            1994
                                                                        -------------  -------------  ---------
----
OPERATING ACTIVITIES:
 Net income                                                             $  1,835,000   $  2,694,000   $   5,156,000
 Adjustments to reconcile net income to net cash  provided
 by operating activities:
  Depreciation and amortization                                            9,119,000      8,387,000       6,343,000
  Gain on sale of  investments in real estate companies
   and other securities                                                            -              -          (8,000)
  Extraordinary item-early extinguishment of debt                            449,000              -               -

 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable and
   accrued revenue                                                            60,000       (157,000)       (354,000)
  (Increase) decrease in prepaid expenses and
   other assets                                                              538,000       (242,000)     (1,039,000)
  Increase (decrease) in accounts payable and
   accrued expenses                                                        1,610,000       (686,000)        421,000
  Other, net                                                                 (28,000)       121,000          96,000
                                                                        ------------   ------------   -------------
       Net Cash Provided by Operating Activities                          13,583,000     10,117,000      10,615,000
                                                                        ------------   ------------   -------------
INVESTING ACTIVITIES:
  Acquisitions of real estate investments, net of debt
   assumed                                                                         -     (5,594,000)    (41,564,000)
  Improvements to real estate investments                                 (7,555,000)   (12,263,000)    (11,184,000)
                                                                        ------------   ------------   -------------
       Net Cash Used in Investing Activities                              (7,555,000)   (17,857,000)    (52,748,000)
                                                                        ------------   ------------   -------------
FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
   payable to banks                                                       24,649,000     52,210,000      50,987,000
  Principal payments on mortgage notes payable and
   notes payable to banks                                                (23,664,000)   (27,600,000)     (3,315,000)
  Debt issuance costs and mortgage escrow deposits                            82,000     (2,876,000)       (735,000)
  Cash dividends paid                                                     (7,425,000)    (9,723,000)     (9,806,000)
  Issuance of shares pursuant to stock option plans                           90,000         17,000          95,000
  Minority interest in real estate partnerships                              (50,000)        17,000          31,000
  Purchases of treasury shares                                              (516,000)    (4,454,000)              -
                                                                        ------------   ------------   -------------
       Net Cash (Used In) Provided by Financing Activities                (6,834,000)     7,591,000      37,257,000
                                                                        ------------   ------------   -------------
  Net decrease in cash and cash equivalents                                 (806,000)      (149,000)     (4,876,000)
  Cash and cash equivalents at beginning of year                           1,274,000      1,423,000       6,299,000
                                                                        ------------   ------------   -------------
       CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    468,000   $  1,274,000   $   1,423,000
                                                                        ============   ============   =============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995, and 1994

NOTE A: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Sizeler Property Investors, Inc., and its majority-owned and controlled subsidiaries and partnerships (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a real estate partnership at December 31, 1996 and 1995, represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

Cash and Cash Equivalents. Cash equivalents represent investments that are highly liquid and have a maturity of three months or less at the time the investment is made.

Real Estate Investments. Real estate investments are recorded at cost. Depreciation of buildings and improvements is provided by the straight-line method over the estimated useful lives of the assets, ranging from ten to forty years. Betterments and major replacements are capitalized, and the replaced asset and accumulated depreciation are removed from the accounts. Tenant improvement costs are depreciated using the straight-line method over the term of the related leases. Maintenance and repairs are expensed in the period incurred.

The Company adopted the provisions of the Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1995. Accordingly, the Company reviews real estate (and other long-lived assets) and certain identifiable intangibles to be held and used, whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. If it is indicated that the carrying amount may not be recoverable from future cash flows generated by the asset, an impairment loss will be recognized. The adoption of Statement No. 121 had no effect on the 1996 or 1995 financial statements. No real estate is held for sale at December 31, 1996.

Securities. The Company has adopted the provisions of the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Investment securities have been classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity.

Deferred Charges. Debt issuance costs in connection with issuance of the Company's 8% Convertible Subordinated Debentures (the "Debentures"), and other financings are included in prepaid expense and other costs and are being amortized over the term of the related obligations. Unamortized costs are charged to expense upon prepayment of financing. Unamortized costs related to the Debentures are offset against shareholders' equity upon conversion by debenture-holders. Costs incurred in connection with the execution of leases are included in prepaid expenses and other assets, and are amortized over the term of the respective leases. Unamortized costs are charged to expense upon cancellation of leases prior to expiration of lease terms.

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

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A real estate investment trust is required to distribute to shareholders at least 95% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 1996, the income tax basis, net of accumulated tax depreciation, of the Company's real estate properties was approximately $261 million.

Earnings Per Share. Primary earnings per share are based upon weighted average number of shares outstanding during each period for capital stock and stock options, when dilutive. The weighted average number of shares outstanding were 8,432,676 in 1996, 8,690,063 in 1995, and 8,914,054 in 1994.

Fully-diluted per-share amounts are similarly computed, but also include the effect, when dilutive, of the Company's outstanding Debentures. The Company's outstanding Debentures are excluded in these calculations for 1996, 1995 and 1994, due to their antidilutive effect.

Preferred Stock. The rights and preferences of the Company's authorized preferred stock may be fixed by the Board of Directors.

Stock Option Plans. Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Extraordinary Item. Net income for 1996 includes an extraordinary non-cash charge of $449,000 resulting from deferred financing costs expensed in connection with the refinancing of approximately $20 million of mortgage debt.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

Reclassifications. Certain reclassifications have been made in the 1995 and 1994 Consolidated Financial Statements to conform to the 1996 financial statement presentation.

NOTE B: REAL ESTATE INVESTMENTS

There were no acquisitions of real estate properties made by the Company in 1996. Certain real estate with a book value of approximately $104,000,000 at December 31, 1996 is pledged as collateral for notes payable described in Note
D. In addition, certain notes are secured by assignments of rents and leases on such real estate. Certain real estate is located on land subject to long-term ground leases expiring at dates through 2046.

In 1995, the Company acquired an apartment property and additional outparcels and other developable land adjacent to several retail centers owned by the Company for approximately $5,594,000.

In 1994, the Company acquired a regional enclosed shopping mall, an apartment property, and additional outparcels

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and other developable land adjacent to several retail centers owned by the Company for approximately $64,340,000. In connection with the acquisition of these properties, the Company assumed mortgage notes payable totalling $22,750,000, all of which was repaid in 1995.

NOTE C: REAL ESTATE OPERATIONS

The Company's principal business is investing in shopping centers and apartment communities located in the southern United States. Tenants in the Company's shopping centers include national, regional, and local retailers. Most of the Company's shopping center leases provide for the payment of fixed monthly rentals (minimum rents), reimbursement of common area maintenance, utilities, taxes and insurance expenses, and payment of additional rents based upon a percentage of retail sales in excess of stated minimums. The non-cancellable portions of such lease terms range from one to forty years.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents with high credit-quality financial institutions. With respect to accounts receivable and accrued revenue, the Company believes that such items do not represent significant concentrations of credit risk due to diversity in the Company's tenant base and its geographical dispersion throughout the southern United States.

Rents and other income in the Company's Consolidated Statements of Income include reimbursed expenses comprised of the following items:

                                              YEAR ENDED DECEMBER 31,
                                        ----------------------------------
                                           1996        1995        1994
                                        ----------  ----------  ----------
       Common area maintenance          $2,802,000  $2,841,000  $2,159,000
       Real estate tax and insurance     1,796,000   1,631,000   1,407,000
       Utility charges                     949,000   1,011,000     898,000
       Other tenant income                 877,000     817,000     800,000
       Other income                        460,000     717,000     381,000
                                        ----------  ----------  ----------
                                        $6,884,000  $7,017,000  $5,645,000
                                        ==========  ==========  ==========

The Company's shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancellable operating leases at December 31, 1996, are as follows:


       YEAR                                                      AMOUNT
       ----                                                   ------------
       1997                                                   $ 16,827,000
       1998                                                     15,715,000
       1999                                                     14,652,000
       2000                                                     12,976,000
       2001                                                     11,931,000
       Thereafter                                               72,780,000
                                                              ------------
                                                              $144,881,000
                                                              ============

The above amounts do not include rental income that is based on tenants' sales or reimbursed expenses.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE D: NOTES PAYABLE

The Company's mortgage notes payable at December 31, 1996 and 1995, are as follows:


                                          SECURED BY LAND,             BALANCE
                                          BUILDINGS, AND            OUTSTANDING AT
                                          IMPROVEMENTS,              DECEMBER 31,
       PRINCIPAL           INTEREST     WITH BOOK VALUE ON ----------------------------
       MATURITY             RATE(D)     DECEMBER 31, 1996       1996           1995
------------------------  -----------  ------------------  --------------  ------------

March 1, 1998 (a)             9.00%          $  3,310,000     $ 1,984,000   $ 2,229,000
December 1, 1999             10.88%             4,442,000       3,527,000     3,561,000
May 1, 2000                   8.35%            27,235,000      16,000,000    16,000,000
July 1, 2000                  8.25%            10,415,000       6,783,000     6,852,000
November 1, 2000              7.70%             3,801,000       3,000,000     3,000,000
November 1, 2000              7.70%             4,052,000       3,600,000     3,600,000
November 1, 2000              7.70%             4,366,000       3,250,000     3,250,000
November 1, 2000              7.70%             5,149,000       3,220,000     3,220,000
November 1, 2000              7.70%             4,870,000       3,315,000     3,315,000
February 1, 2001 (b)          7.44%            19,052,000      12,200,000    12,025,000
February 1, 2001 (b)          7.44%            12,798,000       7,800,000     7,800,000
September 30, 2001 (c)        8.63%             4,443,000       3,401,000     3,465,000
                                             ------------     -----------   -----------
                                             $103,933,000     $68,080,000   $68,317,000
                                             ============     ===========   ===========

(a) In November 1996, the term of this mortgage note was extended one year pursuant to the mortgage note agreement whereby the Company made a principal payment of $210,000, which equaled 10% of the mortgage note balance. Pursuant to the mortgage note agreement, the Company has the option to extend the term for an additional one year period.

(b) In January 1996, the Company refinanced these mortgage notes, thereby reducing the fixed rates of interest from 9.47% to 7.44%.

(c) In September 1996, the Company refinanced this mortgage note, thereby reducing the fixed rate of interest from 9.75% to 8.63%.

(d) The weighted average interest rate on mortgage debt at December 31, 1996, was 8.08%.

Future principal payments on the Company's mortgage notes payable at December 31, 1996, are as follows:


             YEAR                                           AMOUNT
            ------                                        -----------
             1997                                         $   293,000
             1998                                           2,173,000
             1999                                           3,679,000
             2000                                          39,081,000
             2001                                          22,854,000
                                                          -----------
                                                          $68,080,000
                                                          ===========

In May 1993, the Company completed an offering of $65 million of 8% Convertible Subordinated Debentures, due 2003 (less $2.6 million of underwriting costs). The debentures are convertible into common stock of the Company, based on $13.00 per share, at any time prior to maturity, unless previously redeemed. During 1994, $77,000 of debentures were converted into 5,922 shares of common stock. No debentures were converted in 1996 or 1995.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company has commitments for lines of credit from commercial banks totalling $95 million, of which $42.4 million was available at December 31, 1996. The weighted average interest rate was 7.64% and 8.55% for the years ended December 31, 1996 and 1995, respectively. The terms of the agreements for the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of any material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios. The Company was in compliance with the bank debt covenant agreements at December 31, 1996.

NOTE E: STOCK OPTION AND OWNERSHIP PLANS

On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 10-year options may be granted to key employees, and are annually granted to directors at the fair market value of the Company's common stock on the date of grant. A total of 350,000 shares of common stock of the Company shall be available for grant, of which a maximum of 125,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% six months from the grant date. No options will be granted under the 1996 Plan after February 1, 2006. During 1996, the Company granted 16,500 options under the 1996 Plan, with exercise prices ranging from $8.56 to $9.13 per share. No options were exercisable under the 1996 Plan at December 31, 1996.

The Company had a 1986 Stock Option Plan (the "1986 Plan"), which terminated in October 1996. Under the 1986 Plan, 10-year options were granted to key employees and were annually granted to directors at the fair market value of the Company's common stock at the date of grant. At December 31, 1996, there were a total of 311,000 shares of common stock reserved for issuance upon exercise of options granted under the 1986 Plan. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% six months from the grant date.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to pro forma amounts indicated below:


                             AS REPORTED             PRO FORMA RESULTS
                        ----------------------    -----------------------
                           1996        1995          1996         1995
                        ----------  ----------    ----------   ----------
Net income              $1,835,000  $2,694,000    $1,821,000   $2,686,000
                        ==========  ==========    ==========   ==========
Net income per share    $     0.22  $     0.31    $     0.22   $     0.31
                        ==========  ==========    ==========   ==========

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following assumptions used for grants in 1996 and 1995:

                             1996       1995
                           ---------  ---------
Risk free interest rate         6.6%       6.8%
Expected life               10 years   10 years
Expected volatility            29.5%      29.5%
Expected dividend              10.5%      11.2%


The following summary is on the Company's 1996 and 1986 Plans combined for the years ended December 31, 1996 and 1995:


                                          1996                1995                 1994
                                    ------------------  ------------------  --------------------
                                              WEIGHTED            WEIGHTED              WEIGHTED
                                              AVERAGE             AVERAGE                AVERAGE
                                              EXERCISE            EXERCISE              EXERCISE
                                     SHARES    PRICE     SHARES    PRICE      SHARES      PRICE
                                    --------  --------  --------  --------  ---------   --------
Outstanding at beginning of year    309,500     $12.83  275,500     $13.15    296,500    $ 13.08
Granted                             115,500       8.67   36,000      10.14     22,000      12.86
Exercised                           (10,000)      8.75   (2,000)      8.63    (10,000)      8.75
Expired                             (87,500)     13.02        0       0.00    (33,000)     13.68
                                    -------     ------  -------     ------   --------    -------
Outstanding at end of year          327,500     $11.44  309,500     $12.83   $275,500    $ 13.15
                                    =======     ======  =======     ======   ========    =======

Options exercisable at
 December 31,                       205,500     $13.00  279,500     $13.07    221,750    $ 13.14
                                    =======     ======  =======     ======   ========    =======

The weighted-average grant-date fair value of options granted in 1996 and 1995 was $8.67 and $10.14, respectively.

The following table summarizes information about the Company's stock option plans outstanding at December 31, 1996:


                         OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
----------------------------------------------------------------------------       ----------------------------------------
                       NUMBER          WEIGHTED-AVERAGE                                 NUMBER
   RANGE OF         OUTSTANDING AT        REMAINING         WEIGHTED-AVERAGE         EXERCISABLE AT       WEIGHTED-AVERAGE
EXERCISE PRICES    DECEMBER 31, 1996   CONTRACTUAL LIFE      EXERCISE PRICE        DECEMBER 31, 1996       EXERCISE PRICE
----------------------------------------------------------------------------       ----------------------------------------
 $8.50-$10.13         145,500              8.6 yrs.             $ 8.77                 36,000                  $ 9.13
$10.18-$12.94          56,000              7.5 yrs.              11.46                 43,500                   11.82
$13.56-$17.38         126,000              4.2 yrs.              14.51                126,000                   14.51
                   ---------------------------------------------------------       ----------------------------------------
                      327,500              6.7 yrs.             $11.44                205,500                  $13.00
                   =========================================================       ========================================


The 1994 Directors' Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, are entitled to receive an annual director's fee of 750 shares. The number of shares entitled was amended to 1,000 shares, effective January 1, 1996, and amended to 1,500 shares, effective January 1, 1997. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. In 1996, 1995, and 1994, 6,000, 5,250 and 4,500 shares were issued, respectively.

The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the Company's achievement of planned growth in funds from operations per share. The Plan is administered by a committee of the Board of Directors of the Company, composed of those members of the Compensation Committee. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company awarded 2,000 and 300 shares, in 1996 and 1995, respectively, recognizing compensation costs totaling $35,000 and $5,000 respectively.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

The management fee is based on the Company's gross investment in real estate, adjusted for year-to-year increases (or decreases) in funds from operations per share. The annual management fee, which is calculated based upon .65% of the Company's gross investment in real estate at the beginning of each year, is paid ratably on a monthly basis, adjusted for acquisitions or dispositions of property during a year. At the end of each year, the management fee for that year will be adjusted (either upward or downward) by the percentage increase or decrease in the Company's funds from operations per share, compared to the previous year. Accordingly, the management fee paid to the Management Company for 1996 was based upon .688% of the Company's gross investment in real estate due to an increase in 1996 funds from operations per share as compared to 1995. In 1995, the rate was adjusted to .643% of the Company's gross investment in real estate due to a small decline in 1995 funds from operations per share as compared to 1994. The Management Company also receives a leasing fee equal to 3% of the total fixed minimum rent payable for retail properties during the term of a new lease (2.5% on renewal leases). In addition to management and leasing fees, the Management Company is reimbursed for certain administrative expenses of the Company.

Under the management contract, the Company made cash payments to the Management Company of $2,448,000, $2,388,000, and $1,779,000 in 1996, 1995, and 1994,
respectively. At December 31, 1996, $110,000 was accrued and payable, and no amounts were accrued or payable at December 31, 1995.

The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $100,000 in 1996, $96,000 in 1995, and $94,000 in
1994. The lease provides for three five-year renewal options.

The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease, expiring on December 31, 2046, with Trusts of certain family members of an officer and director of the Company. The Company was charged $52,000 in 1996 and in 1995, and $51,000 in 1994 under this lease.

In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center ("Southwood") from Sizeler Realty (LaPalco), Inc. ("LaPalco"), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease from certain family members of an officer and director of the Company, expiring on March 31, 2031. The rent under the ground lease is 50% of cash flow up to a maximum of $225,000, and, in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. No ground rent was payable under the lease agreement in 1996, 1995, or 1994. LaPalco is the primary obligor on a mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. At December 31, 1996, the balance of the mortgage note payable was $1,291,000. Although the Company is not an obligor on the mortgage note payable, the partnership's interest in Southwood is subordinated to the mortgage encumbering the property.

The Company incurred $41,000, $33,000, and $34,000 in 1996, 1995, and 1994,
respectively, for maintenance services provided by an affiliate of the Management Company.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A director and officer of the Company is a director of Hibernia National Bank ("Hibernia"). At December 31, 1996, $20,000,000 of the Company's $95,000,000
bank lines of credit was provided by Hibernia. The Company had borrowings under this line totalling $12,000,000 at December 31, 1996 and 1995.

NOTE G: DIVIDEND DISTRIBUTION

The dividends paid in 1996, 1995, and 1994 for federal income tax purposes were as follows:


                            1996               1995               1994
                     -----------------  -----------------  -----------------
                                  PER                PER                PER
                       TOTAL     SHARE    TOTAL     SHARE    TOTAL     SHARE
                     ----------  -----  ----------  -----  ----------  -----
Ordinary income      $3,118,000  $0.37  $3,080,000  $0.40  $6,156,000  $0.72
Return of capital     4,307,000   0.51   6,643,000   0.72   3,650,000   0.38
                     ----------  -----  ----------  -----  ----------  -----
                     $7,425,000  $0.88  $9,723,000  $1.12  $9,806,000  $1.10
                     ==========  =====  ==========  =====  ==========  =====

NOTE H: SUBSEQUENT EVENTS (UNAUDITED)

On March 4, 1997, the Company paid a $.22 per share quarterly dividend, to shareholders of record as of February 20, 1997.

NOTE I: CASH FLOWS

The Company, during 1996, refinanced three mortgage notes payable, whereby it reduced fixed rates of interest from a high of 9.75% and 9.47% to a low of 8.63% and 7.44%, respectively, and extended the maturity dates ranging from one to five years. The Company also exercised an option to extend the maturity date on another mortgage note payable for one year (see Note D).

The Company, during 1995, completed mortgage financing involving nine apartment properties incurring mortgage notes payable totalling $52,210,000. A mortgage note payable totalling $22,750,000, assumed in connection with the purchase of a regional enclosed mall in 1994, was repaid in 1995.

Cash interest payments made in 1996, 1995, and 1994 totalled $14,659,000, $14,631,000, and $10,250,000, respectively.

NOTE J: COMMITMENTS AND CONTINGENCIES

The Company's officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $114,000, $294,000, and $218,000, in 1996, 1995, and 1994, respectively.

The Company, from time to time, may be subject to litigation arising from the conduct of its business. Management of the Company does not believe that any existing litigation involving the Company will materially affect its financial condition or future results of operations.

NOTE K: MINORITY INTEREST IN REAL ESTATE PARTNERSHIPS

The Company, directly or through wholly-owned subsidiaries, owns its interests in its Louisiana-based properties (with the exception of the Southwood Shopping Center) through separate partnerships, in which the Company has a 99% interest and its partner has a 1% interest. In each case, its partner is a wholly-owned subsidiary of Sizeler Realty (see Note F). The Company's consolidated financial statements include 100% of the assets, liabilities, and operations of its

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Louisiana-based properties. Sizeler Realty's ownership portion is reflected in the Company's consolidated financial statements as minority interest.

NOTE L: SHAREHOLDERS' RIGHTS PLAN

In 1989, the Company's Board of Directors adopted a shareholders' rights plan (the "Plan") and simultaneously declared a dividend of one share purchase right ("right") for each outstanding share of the Company's Common Stock outstanding at May 19, 1989, and any stock subsequently issued. The rights do not become exercisable until the earlier of (i) the date of the Company's public announcement that a person or affiliated group has acquired, or obtained the right to, beneficial ownership of 20% or more of the Company's Common Stock,
(ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group owning 30% or more of the Company's Common Stock, or (iii) ten business days after the Company's Board of Directors determines that a person or affiliated group has become the beneficial owner of at least 15% of the Company's Common Stock and that person or affiliated group intends to sell these shares back to the Company causing a material adverse impact to the Company.

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

Fair value estimates are subject to certain inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented below are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying value of mortgage notes payable is $68.1 million and $68.3 million at December 31, 1996 and 1995, respectively, while the estimated fair value is $67.7 million and $70.9 million, respectively. The estimated fair value is based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities. The estimated fair value of the Company's 8% convertible subordinated debentures, with a carrying value of $62.9 million at December 31, 1996 and 1995, was $57.5 million and $54.2 million, respectively, based upon the quoted market prices of the securities as of the end of the respective years.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE N: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized (unaudited) quarterly financial data for the years ended 1996 and 1995 are as follows (in thousands, except per share data):


                                             THREE MONTHS ENDED IN 1996
                                    --------------------------------------------
                                    MARCH 31  JUNE 30  SEPTEMBER 30  DECEMBER 31
                                    --------  -------  ------------  -----------
Revenues                             $10,849  $10,914       $11,167      $11,428
Income before gains (losses) and
 extraordinary item                  $   591  $   546       $   531      $   616
Net income                           $   142  $   546       $   531      $   616
Net income per share                 $  0.02  $  0.07       $  0.06      $  0.07


                                            THREE MONTHS ENDED IN 1995
                                    --------------------------------------------
                                    MARCH 31  JUNE 30  SEPTEMBER 30  DECEMBER 31
                                    --------  -------  ------------  -----------
Revenues                             $10,520  $10,611       $10,759      $11,303
Income before gains (losses) and
 extraordinary item                  $   695  $   621       $   693      $   685
Net income                           $   695  $   621       $   693      $   685
Net income per share                 $  0.08  $  0.07       $  0.08      $  0.08


                                                                     SCHEDULE II

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS


                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


         COLUMN A                   COLUMN B    COLUMN C    COLUMN D   COLUMN E
                                   ----------  ---------   ----------- --------
                                   BALANCE AT  ADDITIONS                BALANCE
                                   BEGINNING   CHARGED TO               AT END
                                   OF PERIOD   OPERATIONS  DEDUCTIONS  OF PERIOD
                                   ----------  ----------  ----------  ---------
Year ended December 31, 1996
Allowance for doubtful accounts      $166,000    $191,000    $153,000   $204,000
                                     ========    ========    ========   ========
Year ended December 31, 1995
Allowance for doubtful accounts      $321,000    $214,000    $369,000   $166,000
                                     ========    ========    ========   ========
Year ended December 31, 1994
Allowance for doubtful accounts      $261,000    $134,000    $ 74,000   $321,000
                                     ========    ========    ========   ========

                                                            SCHEDULE III

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996

                                                                      COLUMN D
  COLUMN A                     COLUMN B            COLUMN C         -------------                COLUMN E
-----------                   -----------   -----------------------     COST       ----------------------------------------
                                                                     CAPITALIZED
                                                                    SUBSEQUENT TO          GROSS AMOUNT AT WHICH
                                            INITIAL COST TO COMPANY  ACQUISITION         CARRIED AT CLOSE OF PERIOD
                                            ----------------------- ------------   ----------------------------------------
                                                       BUILDINGS &       NET                     BUILDING &
DESCRIPTION                   ENCUMBRANCE     LAND     IMPROVEMENTS  IMPROVEMENTS      LAND     IMPROVEMENTS      TOTAL
-----------                   -----------   ---------- ------------  ------------  ------------ -------------  ------------
Regional enclosed malls:
  Hammond Square              $         0  $ 2,574,000  $ 23,664,000   $ 1,649,000  $ 2,559,000  $ 25,328,000  $ 27,887,000
  North Shore Square                    0    4,000,000    30,150,000     3,481,000    4,058,000    33,573,000    37,631,000
  Southland                             0    2,408,000    28,289,000    11,134,000    2,937,000    38,894,000    41,831,000
                              -----------  -----------  ------------   -----------  -----------  ------------  ------------
                                        0    8,982,000    82,103,000    16,264,000    9,554,000    97,795,000   107,349,000
                              -----------  -----------  ------------   -----------  -----------  ------------  ------------
Power shopping centers:
  Lantana Plaza                         0    6,000,000    14,107,000     3,460,000    7,808,000    15,759,000    23,567,000
  Westward Plaza                        0    5,676,000    13,506,000     2,856,000    5,677,000    16,361,000    22,038,000
                              -----------  -----------  ------------   -----------  -----------  ------------  ------------
                                        0   11,676,000    27,613,000     6,316,000   13,485,000    32,120,000    45,605,000
                              -----------  -----------  ------------   -----------  -----------  ------------  ------------
Community shopping centers:
  Airline Park                          0      977,000     1,037,000        67,000      977,000     1,104,000     2,081,000
  Azalea Gardens                        0      574,000       806,000       496,000      574,000     1,302,000     1,876,000
  Camelot Plaza                 1,984,000      993,000     2,281,000       346,000    1,126,000     2,494,000     3,620,000
  Colonial                              0      554,000       555,000       259,000      559,000       809,000     1,368,000
  Delchamps Plaza               3,527,000      713,000     4,381,000        91,000      713,000     4,472,000     5,185,000
  Rainbow Square                3,401,000      970,000     4,443,000       104,000      984,000     4,533,000     5,517,000
  Town & Country                        0      860,000     3,194,000       746,000    1,491,000     3,309,000     4,800,000
  Weeki Wachee                          0    2,185,000     4,179,000       636,000    2,819,000     4,181,000     7,000,000
  Westgate                              0    1,809,000     2,162,000       761,000    1,774,000     2,958,000     4,732,000
  Westland (e)                          0            0     3,068,000     2,039,000            0     5,107,000     5,107,000
                              -----------  -----------  ------------   -----------  -----------  ------------  ------------
                                8,912,000    9,635,000    26,106,000     5,545,000   11,017,000    30,269,000    41,286,000
                              -----------  -----------  ------------   -----------  -----------  ------------  ------------
Apartments:
  Bel Air                       3,250,000      500,000     3,674,000       718,000      500,000     4,392,000     4,892,000
  Bryn Mawr                     6,783,000    1,575,000     9,020,000       670,000    1,575,000     9,690,000    11,265,000
  Colonial Manor                        0      212,000       771,000       321,000      212,000     1,092,000     1,304,000
  Garden Lane                   3,600,000      500,000     3,117,000       931,000      500,000     4,048,000     4,548,000
  Georgian                              0      839,000     2,420,000     1,133,000      839,000     3,553,000     4,392,000
  Hampton Park                  5,460,000    1,305,000     6,616,000     2,447,000    1,305,000     9,063,000    10,368,000
  Jamestown                     3,220,000      712,000     4,035,000       666,000      712,000     4,701,000     5,413,000
  Lafayette Square             12,200,000    2,632,000    14,282,000     4,465,000    2,632,000    18,747,000    21,379,000
  Lakeview Club                16,000,000    4,400,000    23,200,000     1,463,000    4,400,000    24 663,000    29,063,000
  Magnolia Place                        0      175,000     2,050,000       391,000      175,000     2,441,000     2,616,000
  Pine Bend                     2,340,000      450,000     3,029,000       485,000      450,000     3,514,000     3,964,000
  Steeplechase                  3,000,000      458,000     3,068,000     1,137,000      594,000     4,069,000     4,663,000
  Woodcliff                     3,315,000      695,000     4,047,000       627,000      695,000     4,674,000     5,369,000
                              -----------  -----------  ------------   -----------  -----------  -----------   ------------
                               59,168,000   14,453,000    79,329,000    15,454,000   14,589,000    94,647,000   109,236,000
                              -----------  -----------  ------------   -----------  -----------  ------------  ------------
      TOTAL                   $68,080,000  $44,746,000  $215,151,000   $43,579,000  $48,645,000  $254,831,000  $303,476,000
                              ===========  ===========  ============   ===========  ===========  ============  ============


                                 COLUMN F          COLUMN G    COLUMN H        COLUMN I
                                ------------     ------------  --------     --------------
                                                                               LIFE ON
                                                                                WHICH
                                                                             DEPRECIATION
                                                                              IN LATEST
                                                                               INCOME
                                ACCUMULATED        DATE OF       DATE        STATEMENTS IS
DESCRIPTIONS                    DEPRECIATION     CONSTRUCTION  ACQUIRED       COMPLETED
------------                    ------------     ------------  --------     --------------
Regional enclosed malls:
  Hammond Square                $  6,306,000              1978     1987        10-40 yrs
  North Shore Square               2,778,000              1986     1994        10-40 yrs
  Southland                        9,018,000   1970, 1981,1994     1986        10-40 yrs
                                ------------              1994
                                  18,102,000
                                ------------
Power shopping centers:
  Lantana Plaza                    1,249,000              1992     1993        10-40 yrs
  Westward Plaza                   2,072,000    1961,1990,1995     1992        10-40 yrs
                                ------------
                                   3,321,000
                                ------------
Community shopping centers:
  Airline Park                       296,000              1973     1987        10-40 yrs
  Azalea Gardens                     331,000              1950     1987        10-40 yrs
  Camelot Plaza                      310,000              1981     1992        10-40 yrs
  Colonial                           260,000              1967     1987        10-40 yrs
  Delchamps Plaza                    743,000              1989     1991        10-40 yrs
  Rainbow Square                   1,074,000              1986     1988        10-40 yrs
  Town & Country                     254,000              1989     1993        10-40 yrs
  Weeki Wachee                     1,037,000              1987     1988        10-40 yrs
  Westgate                           846,000              1964     1987        10-40 yrs
  Westland (e)                     1,262,000              1966     1987        10-40 yrs
                              --------------
                                   6,413,000
                              --------------
Apartments:
  Bel Air                            526,000         1968,1974     1992        10-40 yrs
  Bryn Mawr                          850,000              1991     1993        10-40 yrs
  Colonial Manor                     293,000              1967     1987        10-40 yrs
  Garden Lane                        496,000         1966,1971     1992        10-40 yrs
  Georgian                           480,000         1951,1980     1992        10-40 yrs
  Hampton Park                       989,000              1977     1993        10-40 yrs
  Jamestown                          264,000         1971-1972     1995        10-40 yrs
  Lafayette Square                 2,153,000         1969-1972     1993        10-40 yrs
  Lakeview Club                    1,831,000              1992     1994        10-40 yrs
  Magnolia Place                     429,000              1984     1991        10-40 yrs
  Pine Bend                          386,000              1979     1992        10-40 yrs
  Steeplechase                       485,000              1982     1992        10-40 yrs
  Woodcliff                          500,000              1977     1993        10-40 yrs
                                 -----------
                                   9,682,000
                                 -----------
      TOTAL                      $37,518,000
                                 ===========

NOTE:  This schedule does not incude the Company's 50% interest in a real estate partnership.



Note (a)  Changes in real estate owned were as follows:
                                                                                      1996              1995          1994
                                                                                   ------------     ------------   ------------
     Balance at beginning of year                                                  $295,921,000     $278,725,000   $202,530,000
     Additions during period:
      Investments in properties                                                               -        5,594,000     64,340,000
      Improvements                                                                    7,555,000       11,602,000     11,855,000
                                                                                   ------------     ------------   ------------
     Balance at end of year                                                        $303,476,000     $295,921,000   $278,725,000
                                                                                   ============     ============   ============

Note (b)  Changes in accumulated depreciation of real estate assets owned were as follows:

                                                                                      1996              1995          1994
                                                                                   ------------     ------------   ------------
     Balance at beginning of year                                                  $ 29,041,000     $ 21,309,000   $ 15,409,000
     Additions during period:
      Depreciation on real estate assets                                              8,477,000        7,732,000      5,900,000
                                                                                   ------------     ------------   ------------
     Balance at end of year                                                        $ 37,518,000     $ 29,041,000   $ 21,309,000
                                                                                   ============     ============   ============

Note (c)  The income tax basis of real estate, net of accumulated tax depreciation, is approximate     ly $261,355,000 at
          December 31, 1996.

Note (d)  Depreciation is provided by the straight-line method over the estimated useful lives, wh     ich are as follows:

                             Buildings and improvements         10-40 years
                             Parking lots                       20 years
                             Tenant improvements                Lease term

Note (e)  The Company holds its interest in the Westland Shopping Center under a long-term ground lease.


                           FORM 10-K EXHIBITS


 NUMBER                           TITLE                                             METHOD OF FILING
 ------                           -----                                             ----------------
  3.1A     Restated Certificate of Incorporation, as amended                Incorporated by Reference (1)
  3.1B     Amendment No. 1 to Restated Certificate of                       Incorporated by Reference (6)
            Incorporation, as amended
  3.1C     Amendment No. 2 to Restated Certificate of                        Incorporated by Reference (12)
            Incorporation, as amended
  3.2      Restated By-Laws as amended through February 26, 1996             Incorporated by Reference (8)
  4.0A     Form of Certificate for Common Stock, $.01 par value              Incorporated by Reference (3)
  4.1A     Indenture for the Registrant's 8% Convertible                     Incorporated by Reference (13)
            Subordinated Debentures, due 2003
  4.2A     Debenture for the Registrant's 8% Convertible                     Incorporated by Reference (13)
            Subordinated Debentures, due 2003
 10.1A     Management Agreement                                              Incorporated by Reference (1)
 10.1B     Amendment No. 1 to Management Agreement                           Incorporated by Reference (3)
 10.1C     Amendment No. 2 to Management Agreement                           Incorporated by Reference (4)
 10.1D     Amendment No. 3 to Management Agreement                           Incorporated by Reference (10)
 10.1E     Amendment No. 5 to Management Agreement                           Incorporated by Reference (12)
 10.1F     Amendment No. 4 to Management Agreement                           Incorporated by Reference (16)
 10.1G     Amendment No. 6 to Management Agreement                           Incorporated by Reference (16)
 10.1H     Amendment No. 7 to Management Agreement                           Incorporated by Reference (16)
 10.2      Form of Indemnification Agreement (which the Company              Incorporated by Reference (1)
            has entered into with each officer and director)
 10.3      Form of Right of First Refusal which has been                     Incorporated by Reference (2)
            Entered into by the Company and each of Sidney W.
            Lassen and Sizeler Realty Co., Inc.
 10.4      The Company's 1986 Stock Option Plan, as amended                  Incorporated by Reference (9)
            through January 25, 1991*
 10.5      Form of Deferred Compensation Agreement (the                      Incorporated by Reference (11)
            Company has such an agreement with Sidney W.
            Lassen)*
 10.6      The Company's 1989 Directors Stock Option Plan                    Incorporated by Reference (5)
 10.7      Sizeler Property Investors, Inc. Incentive Award                  Incorporated by Reference (14)
            Plan*
 10.8      First Amendment to the Sizeler Property Investors,                Incorporated by Reference (14)
            Inc. Incentive Award Plan*
 10.9      Sizeler Property Investors, Inc. 1994 Directors'                  Incorporated by Reference (17)
            Stock Ownership Plan, as amended
 10.10     Agreement between the Company and Sidney W. Lassen*               Incorporated by Reference (14)
 10.11     Agreement between the Company and Thomas A.
           Masilla, Jr.*                                                     Incorporated by Reference (15)
 10.12     Non-Elective Deferred Compensation Agreement                      Incorporated by Reference (15)
            between Company and Thomas A. Masilla, Jr.
            (The Company also has a Non-Elective Deferred
            Compensation Agreement with Sidney W. Lassen,
            which is identical to Mr. Masilla's Agreement).*
 10.13     The Company's 1996 Stock Option Plan, as amended                  Incorporated by Reference (17)
 19.1      The Company's Shareholder Rights Plans dated as of                Incorporated by Reference (7)
            April 28, 1989
 19.2      First Amendment to Shareholder Rights Plan                        Incorporated by Reference (8)
 21.       List of Subsidiaries                                              Filed herewith
 24.1      Consent of KPMG Peat Marwick LLP                                  Filed herewith
 24.2      Consent of Ernst & Young LLP                                      Filed herewith


---------------
(1) Incorporated by reference to the exhibits filed on November 5, 1986, with the Company's original registration statement on Form S-11 (No. 33-9973).
(2) Incorporated by reference to the exhibits filed on November 24, 1986, with Amendment No. 1 to the Company's registration statement on Form S-11.
(3) Incorporated by reference to the exhibits filed on January 14, 1987, with Amendment No. 3 to the Company's registration statement on Form S-11.
(4) Incorporated by reference to the exhibits filed on February 6, 1987, with Post-Effective Amendment No. 1 to the Company's registration statement on Form S-11.
(5) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated March 23, 1989.
(6) Incorporated by reference to the exhibits to the Company's Form 10-K for the year ended December 31, 1988.
(7) Incorporated by reference to the exhibit to the Company's Form 8-A, filed on May 4, 1989.
(8) Incorporated by reference to the exhibits to the Company's Form 8-K, dated February 27, 1996.
(9) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated April 5, 1991.
(10) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1990.
(11) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1991.
(12) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 1992.
(13) Incorporated by reference to the exhibits filed with the Company's Form 8-K, dated May 26, 1993.
(14) Incorporated by reference to the exhibits filed on March 7, 1994, with the Company's registration statement on Form S-3 (No. 33-76134).
(15) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(16) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(17) Incorporated by reference to the exhibits to the Company's definitive proxy material for its 1997 Annual Meeting of Stockholders.

*    Management compensation plan agreements.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        Sizeler Property Investors, Inc.


                                        By: /s/Sidney W. Lassen
                                            ---------------------------
                                               Sidney W. Lassen
                                              Chairman of the Board
                                          (Principal Executive Officer)
Date: March 26, 1997

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


          Signature                             Title                 Date
          ---------                             -----                 ----
By: /s/ SIDNEY W. LASSEN                Chairman of the Board         March 26, 1997
    ----------------------------     (Principal Executive Officer)
        Sidney W. Lassen


By: /s/ THOMAS A. MASILLA, JR.       Vice Chairman, President and     March 26, 1997
    ---------------------------      Director (Principal Operating
        Thomas A. Masilla, Jr.       and Chief Financial Officer)


By: /s/ DAVID A. O'FLYNN, JR.            Controller/Secretary         March 26, 1997
    ---------------------------      (Principal Accounting Officer)
        David A. O'Flynn, Jr.

By: /s/ J. TERRELL BROWN                        Director              March 26, 1997
    ---------------------------
        J. Terrell Brown

By: /s/ FRANCIS L. FRAENKEL                     Director              March 26, 1997
    ---------------------------
        Francis L. Fraenkel

By: /s/ HAROLD B. JUDELL                        Director              March 26, 1997
    ---------------------------
        Harold B. Judell

By: /s/ JAMES W. McFARLAND                      Director              March 26, 1997
    ---------------------------
        James W. McFarland

By: /s/ RICHARD L. PEARLSTONE                   Director              March 26, 1997
    ---------------------------
        Richard L. Pearlstone

By: /s/ THEODORE H. STRAUSS                     Director              March 26, 1997
    ---------------------------
        Theodore H. Strauss

                                       37