Form 10-Q
period 1997-03-31
SIZELER PROPERTY INVESTORS INC
filed 1997-05-12
CIK 805419

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  -----------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended    MARCH 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


                        Commission file number   1-9349


                        SIZELER PROPERTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          72-1082589
-------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)



2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                          70062
------------------------------------------                        ----------
 (Address of principal executive offices)                         (Zip code)

    Registrant's telephone number, including area code:     (504) 471-6200



--------------------------------------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

     Indicate by Checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X        No
                                                    ---          ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes        No
                               ---       ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     8,419,669 shares of Common Stock ($.01 Par Value) were outstanding as of May 9, 1997.


                               Page 1 of 10 Pages

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                      PAGE
                                                                      ----

Part I:  FINANCIAL INFORMATION
         ---------------------

  Item 1. Financial Statements

          Consolidated Balance Sheets                                   3
          Consolidated Statements of Income                             4
          Consolidated Statements of Cash Flows                         5
          Notes to Consolidated Financial Statements                    6

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        7-9


Part II:  OTHER INFORMATION

       Item 1.  Legal Proceedings                                       9

       Item 2.  Changes in Securities                                   9

       Item 3.  Defaults upon Senior Securities                         9

       Item 4.  Submission of Matters to a Vote of Security Holders  9-10

       Item 5.  Other Information                                      10

       Item 6.  Exhibits and Reports on Form 8-K                       10

SIGNATURES                                                             10

                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                   March 31,      December 31,
ASSETS                                                               1997            1996
                                                                  -------------   ------------
Real estate investments:
  Land                                                            $ 48,653,000    $ 48,645,000
  Buildings and improvements, net of
   accumulated depreciation of $39,716,000
   in 1997 and $37,518,000 in 1996                                 216,752,000     217,313,000
  Investment in real estate partnership                                943,000         948,000
                                                                  ------------    ------------
                                                                   266,348,000     266,906,000

Cash and cash equivalents                                              826,000         468,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $195,000 in 1997 and $204,000 in 1996         2,353,000       3,028,000
Prepaid expenses and other assets                                    8,672,000       7,978,000
                                                                  ------------    ------------

          Total Assets                                            $278,199,000    $278,380,000
                                                                  ============    ============


      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                                            $ 68,013,000    $ 68,080,000
Notes payable                                                       55,153,000      52,639,000
Accounts payable and accrued expenses                                3,008,000       4,372,000
Tenant deposits and advance rents                                      852,000         832,000
Commitments and contingencies                                              ---             ---
Minority interest in real estate partnerships                          212,000         212,000
                                                                  ------------    ------------
                                                                   127,238,000     126,135,000
Convertible subordinated debentures                                 62,878,000      62,878,000
                                                                  ------------    ------------
       Total Liabilities                                           190,116,000     189,013,000
                                                                  ------------    ------------

SHAREHOLDERS' EQUITY
Preferred stock, 3,000,000 shares authorized, none issued                  ---             ---
Common stock, par value $.01 per share, 15,000,000 shares
  authorized, shares issued and outstanding -- 8,957,369
  in 1997 and 8,946,369 in 1996                                         90,000          89,000
Additional paid-in capital                                         127,527,000     127,420,000
Accumulated distributions in excess of net earnings                (34,421,000)    (33,170,000)
                                                                  ------------    ------------
                                                                    93,196,000      94,339,000
Treasury shares, at cost, 537,700 shares in 1997 and
  523,700 in 1996                                                   (5,115,000)     (4,970,000)
Unrealized gain or (loss) on securities                                  2,000          (2,000)
                                                                  ------------    ------------
       Total Shareholders' Equity                                   88,083,000      89,367,000
                                                                  ------------    ------------

       Total Liabilities and Shareholders' Equity                 $278,199,000    $278,380,000
                                                                  ============    ============




                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                                                 Quarter Ended March 31,
                                                               ---------------------------
                                                                    1997          1996
                                                               ------------   ------------
OPERATING REVENUE

 Rents and other income                                         $11,307,000   $10,824,000
 Equity in income of partnership                                     25,000        25,000
                                                                -----------   -----------
                                                                 11,332,000    10,849,000
                                                                -----------   -----------

OPERATING EXPENSES
 Management & leasing fees                                          615,000       534,000
 Utilities                                                          482,000       448,000
 Real estate taxes                                                  850,000       792,000
 Operations & maintenance                                         1,602,000     1,504,000
 Administrative expenses                                            617,000       524,000
 Other operating expenses                                           581,000       612,000
 Depreciation & amortization                                      2,365,000     2,218,000
                                                                -----------   -----------
                                                                  7,112,000     6,632,000
                                                                -----------   -----------

  INCOME FROM OPERATIONS                                          4,220,000     4,217,000
                                                                -----------   -----------

OTHER INCOME (EXPENSES)
 Interest, dividends, & other income                                 40,000        46,000
 Interest expense                                                (3,654,000)   (3,672,000)
                                                                -----------   -----------
                                                                 (3,614,000)   (3,626,000)
                                                                -----------   -----------

  INCOME BEFORE EXTRAORDINARY ITEM                                  606,000       591,000
                                                                -----------   -----------

Extraordinary item--early extinguishment of debt                        ---      (449,000)
                                                                -----------   -----------

  NET INCOME                                                    $   606,000   $   142,000
                                                                ===========   ===========

PER SHARE DATA:
  Income before extraordinary item                              $      0.07   $      0.07
                                                                ===========   ===========
  Extraordinary item                                            $       ---   $     (0.05)
                                                                ===========   ===========
  Net income                                                    $     0.07    $      0.02
                                                                ==========    ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                  1997           1996
                                                                             -------------   ------------
OPERATING ACTIVITIES:
  Net income                                                                   $   606,000   $  142,000
  Adjustments to reconcile net cash income to net
    cash provided by operating activities:
       Depreciation                                                              2,365,000    2,218,000
       Extraordinary item--early extinguishment of debt                                ---      449,000
       Decrease in accounts receivable and accrued revenue                         675,000      323,000
       Decrease in prepaid expenses and other assets                                95,000       12,000
       Decrease in accounts payable and accrued expenses                        (1,365,000)    (384,000)
       Other, net                                                                   84,000       26,000
                                                                               -----------   ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,460,000    2,786,000
                                                                               -----------   ----------
INVESTING ACTIVITIES:
  Improvements to real estate investments                                       (1,645,000)  (2,008,000)
                                                                               -----------  -----------

          NET CASH USED IN INVESTING ACTIVITIES                                 (1,645,000)  (2,008,000)
                                                                               -----------  -----------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks                                                             2,514,000    1,635,000
  Principal payments on mortgage notes payable and
    notes payable to banks                                                         (67,000)     (47,000)
  Debt issuance costs and mortgage escrow deposits                                (904,000)    (217,000)
  Cash dividends paid                                                           (1,855,000)  (1,866,000)
  Issuance of shares pursuant to stock option plans                                    ---       88,000
  Purchase of treasury shares                                                     (145,000)    (516,000)
                                                                               -----------  -----------
          NET CASH USED IN FINANCING ACTIVITIES                                   (457,000)    (923,000)
                                                                               -----------  -----------

  Net increase (decrease) in cash and cash equivalents                             358,000     (145,000)
  Cash and cash equivalents at beginning of year                                   468,000    1,274,000
                                                                               -----------  -----------
           CASH AND CASH EQUIVALENTS
               AT END OF PERIOD                                                $   826,000  $ 1,129,000
                                                                               ===========  ===========


                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1997



NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The consolidated balance sheet at December 31, 1996, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B -- EXTRAORDINARY ITEM

Net income for 1996 includes an extraordinary non-cash charge of $449,000 resulting from deferred financing costs expensed in connection with the refinancing of approximately $20 million of mortgage debt.

NOTE C -- EARNINGS PER SHARE

Primary earnings per share is based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,426,000 and 8,463,000 for the three months ended March 31, 1997 and 1996, respectively.

NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At March 31, 1997, mortgage notes payable totalled $68.0 million. Individual notes ranged from $2.0 million to $16.0 million, with fixed rates of interest ranging from 7.44% to 10.88%, and maturity dates ranging from March 1, 1998, to September 30, 2001. Net book values of properties securing these mortgage notes payable totalled $103.5 million at March 31, 1997, with individual property net book values ranging from $3.3 million to $27.1 million.

NOTE E -- NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued two new accounting statements which are effective for periods ending after December 15, 1997. FASB Statement No. 128, Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share (EPS), and was issued to simplify the computation of EPS. FASB Statement No. 129, Disclosure of Information about Capital Structure, prescribes certain information to be disclosed concerning the Company's capital structure and various securities outstanding. The Company has reviewed the statements and management does not believe that these pronouncements will have a material impact on its fiscal 1997 consolidated financial statements.

RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Operating revenue totalled $11.3 million, reflecting a 5% increase over the same period a year ago, which totalled $10.8 million. Operating revenue for retail centers and apartments were $6.4 million and $4.9 million, respectively, an increase of 3% and 7%, respectively. The increase in operating revenue is due primarily to increases in rental rates and sustained higher occupancy levels
at the properties.   Income from operations, before depreciation, increased
$150,000, while depreciation expense increased $147,000, thus income from operations had a slight increase. The Company's retail centers and apartment communities were 95% and 98% leased, respectively, at March 31, 1997. Operating expenses increased due to fees resulting from improved operating performance at the Company's properties, higher real estate taxes, higher maintenance expenses, and an increase in franchise taxes.

     Interest expense decreased $18,000 attributable to the following: (1) a decrease of $42,000 in mortgage interest expense resulting from mortgage debt refinanced at lower interest rates in 1996; offset by (2) an increase of $24,000 in interest expense on bank debt (average bank borrowings were approximately $55.2 million and $53.4 million for the first quarter of 1997 and 1996, respectively, with an average rate of interest of 7.1% for both periods.)

     Net income totalled $606,000, or $0.07 per share, compared to $142,000, or $0.02 per share, for the same period in 1996. Net income for the first quarter in 1996 included an extraordinary charge of $449,000 resulting from deferred financing costs expensed in connection with the refinancing of mortgage debt.


LIQUIDITY AND CAPITAL RESOURCES

     The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At March 31, 1997, the Company had $826,000 of cash and cash equivalents and bank commitments for $100 million of lines of credit, of which approximately $45 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

     Net cash flows provided by operating activities decreased $326,000 in the first quarter of 1997 compared to the same period in 1996, attributable primarily to a decrease in accounts payable and accrued expenses from the payment of accrued interest on the Company's convertible subordinated debentures in January 1997, offset by an increase in income from operations before depreciation, as described in the previous section, in addition to changes in operating assets.

     Net cash flows used in investing activities decreased $363,000 in 1997 from 1996, attributable to a decrease in expenditures for capital improvements due to the completion of a roofing project at one of the Company's retail centers in 1996. The Company had no major commitments for capital improvements at March 31, 1997.

     Net cash flows used in financing activities decreased $466,000, primarily attributable to a reduction in treasury shares repurchased and stock options exercised.

     As of March 31, 1997, thirteen of the Company's properties, comprising approximately 38% of its gross investment in real estate, were subject to a total of $68.0 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remaining sixteen properties in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

     The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On May 9, 1997, the Company's Board of Directors declared a cash dividend with respect to the quarter ending March 31, 1997, of $0.22 per share, payable on June 3, 1997, to shareholders of record as of May 30, 1997.

     The Financial Accounting Standards Board (FASB) has issued two new accounting statements which are effective for periods ending after December 15, 1997. FASB Statement No. 128, Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share (EPS), and was issued to simplify the computation of EPS. FASB Statement No. 129, Disclosure of Information about Capital Structure, prescribes certain information to be disclosed concerning the Company's capital structure various securities outstanding. The Company has reviewed the statements and management does not believe that these pronouncements will have a material impact on its fiscal 1997 consolidated financial statements.


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

     For the three-month period ended March 31, 1997, funds from operations totalled $2.81 million, compared to $2.65 million for the same period in 1996, an increase of approximately $160,000. The increase in funds from operations is characterized by internal growth and improved operating performance by the Company's retail and apartment properties.


FUTURE RESULTS

     This Form 10-Q and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including (a) the inability to lease currently vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies; (e) decreases in rental rates available from tenants; (f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) increases in interest rates; and (i) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties.


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

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At the Company's Annual Meeting of Shareholders, held on May 9, 1997, the following matters were submitted for voting by the shareholders:

      (1) Election of Three Directors - The shareholders re-elected Thomas A. Masilla, Jr., James W. McFarland, and Theodore H. Strauss to serve until the Annual Meeting of Shareholders in 2000 or until their successors are duly elected and qualified (the terms of office of J. Terrell Brown, Francis L. Fraenkel, Harold B. Judell, Sidney W. Lassen and Richard L. Pearlstone continued after the meeting).

                                           Votes               Votes
          Directors                         For              Withheld
          ---------                        -----             --------

          Thomas A. Masilla, Jr.         7,505,131            269,652
          James W. McFarland             7,504,818            269,965
          Theodore H. Strauss            7,497,691            277,092

      (2) Ratification of an Amendment to the Sizeler Property Investors, Inc. 1994 Director's Stock Ownership Plan -


          Votes                      Votes                    Votes
           For                      Against                 Abstaining
          -----                     -------                 ----------
         7,226,543                  444,916                  103,324


      (3) Ratification of an amendment to the Sizeler Property Investors, Inc. 1996 Stock Option Plan -

          Votes                      Votes                    Votes
           For                      Against                 Abstaining
          -----                     -------                 ----------
         7,220,169                  450,647                  103,967


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



                                          SIZELER PROPERTY INVESTORS, INC.
                                          --------------------------------
                                                    (Registrant)


                                          By: /s/ Thomas A. Masilla, Jr.
                                              ---------------------------------
                                                   Thomas A. Masilla, Jr.
                                                 Vice Chairman and President
                                               (Principal Operating and  Chief
                                                     Financial Officer)

Date: May 12, 1997