Form 10-Q
period 1997-06-30
SIZELER PROPERTY INVESTORS INC
filed 1997-08-13
CIK 805419

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ___________

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended    JUNE 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

                        Commission file number   1-9349

                        SIZELER PROPERTY INVESTORS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       72-1082589
  -------------------------                           ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                  70062
------------------------------------------            -----------------
(Address of principal executive offices)                  (Zip code)

    Registrant's telephone number, including area code:  (504) 471-6200
                                                         --------------
--------------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

     Indicate by Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X     No
                                                    ---       ---

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

            8,425,319 shares of Common Stock ($.01 Par Value) were
                      outstanding as of August 13, 1997.



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


                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                    June 30,      December 31,
                   ASSETS                                            1997            1996
                   ------                                         --------------  --------------
Real estate investments:
  Land                                                            $ 48,653,000    $ 48,645,000
  Buildings and improvements, net of accumulated depreciation
    of $41,935,000 in 1997 and $37,518,000 in 1996                 215,676,000     217,313,000
  Investment in real estate partnership                                917,000         948,000
                                                                  ------------    ------------
                                                                   265,246,000     266,906,000

Cash and cash equivalents                                              690,000         468,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $242,000 in 1997 and $204,000 in 1996         2,085,000       3,028,000
Prepaid expenses and other assets                                    8,662,000       7,978,000
                                                                  ------------    ------------
        Total Assets                                              $276,683,000    $278,380,000
                                                                  ============    ============


      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                                            $ 67,948,000    $ 68,080,000
Notes payable                                                       51,626,000      52,639,000
Accounts payable and accrued expenses                                6,354,000       4,372,000
Tenant deposits and advance rents                                      841,000         832,000
Commitments and contingencies                                              ---             ---
Minority interest in real estate partnerships                          209,000         212,000
                                                                  ------------    ------------
                                                                   126,978,000     126,135,000
Convertible subordinated debentures                                 62,878,000      62,878,000
                                                                  ------------    ------------
       Total Liabilities                                           189,856,000     189,013,000
                                                                  ------------    ------------
SHAREHOLDERS' EQUITY
Preferred stock, 3,000,000 shares authorized, none issued                  ---             ---
Common stock, par value $.01 per share, 15,000,000 shares
  authorized, shares issued and outstanding -- 8,957,369
  in 1997 and 8,946,369 in 1996                                         90,000          89,000
Additional paid-in capital                                         127,527,000     127,420,000
Accumulated distributions in excess of net earnings                (35,643,000)    (33,170,000)
                                                                  ------------    ------------
                                                                    91,974,000      94,339,000
Treasury shares, at cost, 540,800 shares in 1997 and
  523,700 in 1996                                                   (5,146,000)     (4,970,000)
Unrealized loss on securities                                           (1,000)         (2,000)
                                                                  ------------    ------------
       Total Shareholders' Equity                                   86,827,000      89,367,000
                                                                  ------------    ------------
       Total Liabilities and Shareholders' Equity                 $276,683,000    $278,380,000
                                                                  ============    ============




                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------




                                    Quarter Ended June 30,              Six Months Ended June 30,
                                 ------------------------------      -------------------------------
                                    1997               1996              1997               1996
                                 ------------       -----------      ------------       ------------
OPERATING REVENUE

  Rents and other income          $11,462,000       $10,889,000       $22,770,000        $21,714,000
  Equity in income of
   partnership                         24,000            25,000            48,000             50,000
                                  -----------       -----------       -----------        -----------
                                   11,486,000        10,914,000        22,818,000         21,764,000
                                  -----------       -----------       -----------        -----------

OPERATING EXPENSES
  Management & leasing fees           575,000           537,000         1,190,000          1,071,000
  Utilities                           488,000           497,000           970,000            945,000
  Real estate taxes                   857,000           789,000         1,707,000          1,582,000
  Operations & maintenance          1,701,000         1,584,000         3,303,000          3,088,000
  Administrative expenses             609,000           516,000         1,226,000          1,040,000
  Other operating expenses            615,000           596,000         1,197,000          1,208,000
  Depreciation &
   amortization                     2,390,000         2,260,000         4,754,000          4,478,000
                                  -----------       -----------       -----------        -----------
                                    7,235,000         6,779,000        14,347,000         13,412,000
                                  -----------       -----------       -----------        -----------

    INCOME FROM OPERATIONS          4,251,000         4,135,000         8,471,000          8,352,000
                                  -----------       -----------       -----------        -----------

OTHER INCOME (EXPENSES)
  Interest, dividends, &
   other income                        12,000            13,000            51,000             59,000
  Interest expense                 (3,633,000)       (3,602,000)       (7.287,000)        (7.274,000)
                                  -----------       -----------       -----------        -----------
                                   (3.621.000)       (3,589,000)       (7,236,000)        (7,215,000)
                                  -----------       -----------       -----------        -----------
    INCOME BEFORE
     EXTRAORDINARY ITEM               630,000           546,000         1,235,000          1,137,000
                                  -----------       -----------       -----------        -----------
Extraordinary item--early
 extinguishment of debt                   ---               ---               ---           (449,000)
                                  -----------       -----------       -----------        -----------
    NET INCOME                    $   630,000       $   546,000       $ 1,235,000        $   688,000
                                  ===========       ===========       ===========        ===========

PER SHARE DATA:
  Income before
   extraordinary item             $      0.07       $      0.06       $      0.15        $      0.13
                                  ===========       ===========       ===========        ===========
  Extraordinary item              $       ---       $       ---       $       ---        $     (0.05)
                                  ===========       ===========       ===========        ===========
  Net income                      $      0.07       $      0.06       $      0.15        $      0.08
                                  ===========       ===========       ===========        ===========




                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------



                                                                       Six Months Ended June 30,
                                                                     -----------------------------
                                                                         1997             1996
                                                                     -----------       -----------
OPERATING ACTIVITIES:
  Net income                                                         $ 1,235,000       $   688,000
  Adjustments to reconcile net cash income to net cash provided by operating activities:
       Depreciation                                                    4,754,000         4,478,000
       Extraordinary item--early extinguishment of debt                      ---           449,000
       Decrease in accounts receivable and accrued revenue               943,000           545,000
       (Increase) decrease in prepaid expenses and other assets         (185,000)          428,000
       Increase in accounts payable and accrued expenses               1,982,000         1,779,000
       Other, net                                                         93,000            (4,000)
                                                                     -----------       -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                      8,822,000         8,363,000
                                                                     -----------       -----------

INVESTING ACTIVITIES:
  Improvements to real estate investments                             (2,788,000)       (3,763,000)
                                                                     -----------       -----------
          NET CASH USED IN INVESTING ACTIVITIES                       (2,788,000)       (3,763,000)
                                                                     -----------       -----------
FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks                                                         ---           175,000
  Principal payments on mortgage notes payable and
    notes payable to banks                                            (1,147,000)         (603,000)
  Debt issuance costs and mortgage escrow deposits                      (796,000)         (701,000)
  Cash dividends paid                                                 (3,706,000)       (3,719,000)
  Issuance of shares pursuant to stock option plans                       17,000            90,000
  Minority interest in real estate partnerships                           (3,000)              ---
  Purchase of treasury shares                                           (177,000)         (516,000)
                                                                     ------------      -----------
          NET CASH USED IN FINANCING ACTIVITIES                       (5,812,000)       (5,274,000)
                                                                     ------------      -----------

  Net increase (decrease) in cash and cash equivalents                   222,000          (674,000)
  Cash and cash equivalents at beginning of year                         468,000         1,274,000
                                                                     -----------       -----------

          CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                                       $   690,000       $   600,000
                                                                     ===========       ===========




                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1997


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The consolidated balance sheet at December 31, 1996, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B -- EXTRAORDINARY ITEM

Net income for the six-month period in 1996 includes an extraordinary non-cash charge of $449,000 resulting from deferred financing costs expensed in connection with the refinancing of approximately $20 million of mortgage debt.

NOTE C -- EARNINGS PER SHARE

Primary earnings per share is based upon the weighted average number of shares outstanding. The weighted average number of shares outstanding were 8,418,000 and 8,423,000 for the three months ended June 30, 1997 and 1996, respectively, and 8,422,000 and 8,443,000 for the six months ended June 30, 1997 and 1996, respectively.

NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At June 30, 1997, mortgage notes payable totalled $67.9 million. Individual notes ranged from $2.0 million to $16.0 million, with fixed rates of interest ranging from 7.44% to 10.88%, and maturity dates ranging from March 1, 1998, to September 30, 2001. Net book values of properties securing these mortgage notes payable totalled $103.2 million at June 30, 1997, with individual property net book values ranging from $3.3 million to $26.9 million.

NOTE E -- NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued four new accounting statements which are effective for periods ending after December 15, 1997. FASB Statement No. 128, Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share (EPS), and was issued to simplify the computation of EPS. FASB Statement No. 129, Disclosure of Information about Capital Structure, prescribes certain information to be disclosed concerning the Company's capital structure and various securities outstanding. FASB Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in financial statements. The Company has reviewed the statements and does not believe that these pronouncements will have a material impact on its fiscal 1997 consolidated financial statements.

RESULTS OF OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Operating revenue totalled $11.5 million, reflecting a 6% increase over the same period a year ago, which totalled $10.9 million. Operating revenue for retail centers and apartments were $6.5 million and $5.0 million, respectively, an increase of 6% and 4%, respectively. The increase in operating revenue is due primarily to increases in rental rates and sustained higher occupancy levels
at the properties.   Income from operations, before depreciation, increased
$246,000, while depreciation expense increased $130,000, thus income from operations increased $116,000. Operating expenses increased due to fees resulting from improved operating performance at the Company's properties, higher real estate taxes, and higher maintenance expenses.

     Interest expense increased $31,000 attributable to the following: (1) a decrease of $29,000 in mortgage interest expense resulting from normal debt amortization; offset by (2) an increase of $60,000 in interest expense on bank debt (average bank borrowings were approximately $52.5 million and $51.9 million for the second quarter of 1997 and 1996, respectively, with an average rate of interest of 7.2% and 7.0%, respectively.)

     Net income totalled $630,000, or $0.07 per share, compared to $546,000, or $0.06 per share, for the same period in 1996.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Operating revenue totalled $22.8 million, reflecting a 5% increase over the same period a year ago, which totalled $21.8 million. Operating revenue for retail centers and apartments were $12.9 million and $9.9 million, respectively, an increase of 4% and 5%, respectively. The increase in operating revenue is due primarily to increases in rental rates and sustained higher occupancy levels
at the properties.   Income from operations, before depreciation, increased
$395,000, while depreciation expense increased $276,000, thus income from operations increased $119,000. The Company's retail centers and apartment communities were 95% and 96% leased, respectively, at June 30, 1997. Operating expenses increased due to fees resulting from improved operating performance at the Company's properties, higher real estate taxes, higher maintenance expenses, and an increase in franchise taxes.

     Interest expense increased $13,000 attributable to the following: (1) a decrease of $72,000 in mortgage interest expense due primarily to mortgage debt refinanced at lower interest rates in 1996 and normal debt amortization; offset by (2) an increase of $85,000 in interest expense on bank debt (average bank borrowings were approximately $53.3 million and $51.2 million for the six-month periods in 1997 and 1996, respectively, with an average rate of interest of 7.2% for both periods.)

     Net income totalled $1.2 million, or $0.15 per share, compared to $688,000, or $0.08 per share, for the same period in 1996. Net income for the six-month period in 1996 included an extraordinary charge of $449,000 resulting from deferred financing costs expensed in connection with the refinancing of mortgage debt.


LIQUIDITY AND CAPITAL RESOURCES

     The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At June 30, 1997, the Company had $690,000 of cash and cash equivalents and bank commitments for $80 million of lines of credit, of which approximately $28 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

     Net cash flows provided by operating activities increased $459,000 in the first six months of 1997 compared to the same period in 1996, attributable primarily to an increase in income from operations before depreciation, as described in the previous section, in addition to changes in operating assets and liabilities.

     Net cash flows used in investing activities decreased $975,000 in 1997 from 1996, attributable to a decrease in expenditures for capital improvements due to the completion of a roofing project at one of the Company's retail centers in 1996. The Company had no major commitments for capital improvements at June 30, 1997.

     Net cash flows used in financing activities increased $538,000, primarily attributable to paying down the Company's bank credit line balances.

     As of June 30, 1997, thirteen of the Company's properties, comprising approximately 38% of its gross investment in real estate, were subject to a total of $67.9 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remaining sixteen properties in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

     The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On August 7, 1997, the Company's Board of Directors declared a cash dividend with respect to the quarter ending June 30, 1997, of $0.22 per share, payable on September 5, 1997, to shareholders of record as of August 28, 1997.

     The Financial Accounting Standards Board (FASB) has issued four new accounting statements which are effective for periods ending after December 15, 1997. FASB Statement No. 128, Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share (EPS), and was issued to simplify the computation of EPS. FASB Statement No. 129, Disclosure of Information about Capital Structure, prescribes certain information to be disclosed concerning the Company's capital structure and various securities outstanding. FASB Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in financial statements. The Company has reviewed the statements and does not believe that these pronouncements will have a material impact on its fiscal 1997 consolidated financial statements.


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

     For the three-month period ended June 30, 1997, funds from operations totalled $2.85 million, compared to $2.65 million for the same period in 1996, an increase of $200,000. For the six-month period ended June 30, 1997, funds from operations totalled $5.66 million, compared to $5.30 million, representing an increase of $360,000 over the same period a year ago. The increase in funds from operations results from internal growth and improved operating performance by the Company's retail and apartment properties.


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

          Reported in Form 10-Q for the quarter ended March 31, 1997.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              10 (a). Sizeler Property Investors, Inc. 1994 Directors' Stock Ownership Plan, as amended (incorporated by reference to Exhibit A to the Proxy Statement dated April 4, 1997.)


              10 (b). Sizeler Property Investors, Inc. 1996 Stock Option Plan, as amended (incorporated by reference to Exhibit B to the Proxy Statement dated April 4, 1997.)

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



                                     SIZELER PROPERTY INVESTORS, INC.
                                     --------------------------------
                                             (Registrant)



                                     By: /s/ Thomas A. Masilla, Jr.
                                         ____________________________________
                                             Thomas A. Masilla, Jr.
                                          Vice Chairman and President
                                         (Principal Operating and Chief
                                              Financial Officer)

Date: August 13, 1997