Form 10-K405
period 1997-12-31
SIZELER PROPERTY INVESTORS INC
filed 1998-03-30
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-9349

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of the Registration S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ([X]).

     The aggregate market value of voting stock held by non-affiliates of the registrant was $84,334,000 at March 20, 1998.

     The number of shares of common stock outstanding at March 20, 1998, was 8,439,006.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders to be held in May 1998 are incorporated by reference in Part III of this report.

                                    PART I

ITEM 1.   BUSINESS.

THE COMPANY

     Sizeler Property Investors, Inc. (the "Company") was organized as a Delaware corporation with perpetual existence on October 28, 1986.

     The Company is a self-administered equity real estate investment trust
(REIT) that invests in income- producing shopping center and apartment properties in the southern United States. At December 31, 1997, the Company's investment portfolio included interests in three enclosed regional shopping malls, two power shopping centers, eleven community shopping centers, and thirteen apartment communities. The properties are located in Louisiana (15), Florida (9), Alabama (4), and Texas (1). Leasable area of the retail properties totalled approximately 2.7 million s.f., and the apartment communities contained 3,157 units. At December 31, 1997, the Company's retail and apartment properties were each approximately 96% leased.

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

     At December 31, 1997, approximately 64% of the Company's portfolio consisted of investments in shopping centers and 36% consisted of investments in apartments. In order to provide a degree of portfolio risk diversification, while maintaining a focused approach to asset management, the Company has elected to expand its ownership of apartment properties and, to the extent practical, intends to achieve a balanced portfolio of investments in shopping centers and apartments.

     The Company considers numerous factors in the evaluation of potential real estate investments, including, but not limited to, the following:

     --acquisition and/or development cost and initial cash flow in relation to yield objective;

     --the potential to increase cash flow through effective property management;

     --geographic area and demographic profile;

     --property size and composition of tenants;

     --availability of financing, including the possibility of assuming existing financing or the potential for refinancing;

     --condition, quality of design, construction, and other physical attributes;

     --current and expected economic environment of local and regional real estate markets;

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

     An important part of the Company's overall strategic initiative is to increase cash flow and to enhance the value of its portfolio through: (1) maximizing rental income by achieving an optimum level of rental rates and occupancy levels; (2) operating properties in a cost-effective manner; (3) renovating existing properties in order to maintain or improve their competitive position and performance in the marketplace; (4) developing new properties; and
(5) accessing the most cost effective sources of capital to finance its properties.

     The Company expects to hold its properties as long-term investments and has no maximum period for retention of each investment. Under ordinary circumstances, the Company would not expect to sell property held for less than four years.


COMPETITION

     There are numerous real estate entities which compete with the Company in seeking properties for acquisition and/or development and tenants for occupancy in its market area. The Company believes that the principal competitive factors affecting the attraction and retention of its tenants are property location, visibility, and accessibility, as well as the quality, condition, and overall appearance of its properties. The Company also competes with other entities for capital funds necessary to support its investment activities and asset growth.


ENVIRONMENTAL MATTERS

     Investments in real property have the potential for environmental liability on the part of the owner of such property. The Company is not aware of any environmental liabilities relating to the Company's investment properties which would have a material adverse effect on the Company's business, assets, or results of operations.

     The Company's guidelines require a Phase I environmental study prior to the acquisition or development of a property that, because of its prior use or its proximity to other properties with environmental risks, may be subject to possible environmental hazards. Where determined appropriate by a Phase I study, a more extensive evaluation may be undertaken to further investigate the potential for environmental liability prior to an investment in a property. The Company does not presently maintain insurance coverage for environmental liabilities.

EXECUTIVE OFFICERS

     The Company is self-administered and does not engage a separate advisor or pay an advisory fee for administrative or investment services. Management of the Company is provided by its officers. The executive officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

     The executive officers of the Company are as follows:

         Name                       Age                       Position(s) with the Company
         ----                       ---                       ----------------------------
Sidney W. Lassen . . . . . . . . . . . .   63    Chairman of the Board, Chief Executive Officer,  and Director
Thomas A. Masilla, Jr. . . . . . . . . .   51    Vice Chairman, President, Principal Operating and Chief Financial
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

     Mr. Masilla was elected to the position of Vice Chairman of the Company in 1994, Principal Operating Officer and President in 1995, Chief Financial Officer in 1996, and has been a member of the Company's Board of Directors since 1986. Mr. Masilla, a certified public accountant, was a consultant to the Company from 1992 to 1994, and was a consultant to Sizeler Realty Co., Inc. from 1992 to 1994. Mr. Masilla has been a corporate executive and manager for more than 25 years, with extensive experience in commercial bank management.


PROPERTY MANAGEMENT

     The Company has a management agreement with Sizeler Real Estate Management Co., Inc. (the "Management Company"), which is wholly-owned by Sizeler Realty Co., Inc. ("Sizeler Realty"). Sizeler Realty is a diversified real estate services company in which a beneficial minority interest is directly owned by Sidney W. Lassen and the balance is owned by members of the family of Mr. Lassen's wife, her mother's estate, and her father's estate.

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

     Fifteen of the Company's properties, comprising approximately 50% of its investment portfolio, are located in Louisiana. The Louisiana economy, since the late 1980's, has experienced economic recovery as reflected in higher levels of employment and an increase in general economic activity, in particular, a resurgence in the energy business driven by the deep-water drilling activities of major oil companies in the Gulf of Mexico. The national economy also has an impact on Louisiana, particularly as it affects the tourism and convention industry, which is an important segment of the Louisiana economy.

     To diversify its portfolio and reduce the risks of geographic concentration and economic dependency on a primary industry, the Company began a program in 1988 of acquiring properties in other states of the Gulf South region.


ITEM 2.   PROPERTIES.

     As of December 31, 1997, the Company's real estate portfolio included interests in sixteen shopping centers and thirteen apartment communities. The Company holds, directly, or indirectly through partnerships, a fee interest in all of its properties, with the exception of the Southwood Shopping Center in Gretna, Louisiana, and the Westland Shopping Center, in Kenner, Louisiana, in which it holds its interests under long-term ground leases. Fourteen of the Company's properties were subject to mortgage loans at December 31, 1997.

     In the opinion of Management, all of the Company's properties are well-maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance. The Company does not presently maintain insurance coverage for environmental liabilities.

     The following table sets forth certain information concerning the Company's real estate investments as of December 31, 1997:

                                                                                          Percent
                                                                                         Leased(d)
                                                                Gross Leasable Area     December 31,
                                       Year        Year Last     in Square Feet or    ---------------
Description                          Completed     Renovated       Rentable Units     1997       1996
-----------                          ---------     ---------       --------------     ----       ----
REGIONAL ENCLOSED MALLS (3)
---------------------------
 Hammond Square (b)                    1978          1992            364,735 s.f.       91%       84%
  (Hammond, Louisiana)                                               435,139 (a)
 North Shore Square (b)                1986          1995            355,852            97%       97%
  (Slidell, Louisiana)                                               623,901(a)
 Southland Mall (b)              1970, 1981          1994            469,663/           98%       96%
  (Houma, Louisiana)                                                 623,335 (a)
POWER SHOPPING CENTERS (2)
--------------------------
 Lantana Plaza                         1992           ---            275,928            98%       98%
  (Palm Beach County, Florida)
 Westward                        1961, 1990          1995            226,547           100%      100%
  (W. Palm Beach, Florida)
COMMUNITY SHOPPING CENTERS (11)
-------------------------------
 Airline Park(b)                       1973          1986             71,368            93%       88%
  (Metairie, Louisiana)
 Azalea Gardens (b)                    1950          1986             45,032           100%      100%
  (Jefferson, Louisiana)
 Camelot Plaza                         1981           ---             80,760            89%       94%
  (San Antonio, Texas)
 Colonial (b)                          1967          1987             43,230            35%       42%
  (Harahan, Louisiana)
 Delchamps Plaza (b)                   1989           ---             72,649           100%      100%
  (Gonzales, Louisiana)                                              186,649 (a)
 Rainbow Square                        1986           ---             74,746           100%      100%
  (Dunnellon, Florida)                                               116,746 (a)
 Southwood (c)                         1986           ---             40,000           100%       96%
  (Gretna, Louisiana)
 Town & Country                        1989           ---            148,782            99%       99%
  (Palatka, Florida)
 Weeki Wachee Village                  1987           ---             82,349            94%       96%
  (Weeki Wachee, Florida)
 Westgate (b)                          1964          1987            208,319            98%       98%
  (Alexandria, Louisiana)
 Westland (b)                          1966          1990            108,271            98%       98%
  (Kenner, Louisiana)                                              ---------           ----      ----
                                                                   2,668,231            96%       95%
                                                                   =========           ====      ====

APARTMENTS (13)
---------------
 Bel Air                         1968, 1974           ---          202 units            96%       98%
  (Mobile, Alabama)
 Bryn Mawr                             1991           ---          240 units           100%      100%
  (Naples, Florida)
 Colonial Manor (b)                    1967          1992           48 units            98%       98%
  (Harahan, Louisiana)
 Garden Lane (b)                 1966, 1971           ---          261 units            95%       99%
  (Gretna, Louisiana)
 Georgian (b)                          1951          1993          135 units            93%       85%
  (New Orleans, Louisiana)
 Hampton Park                          1977          1995          300 units            97%       99%
  (Mobile, Alabama)

 Jamestown Estates                     1972           ---          177 units            97%       97%
  (Pensacola, Florida)
 Lafayette Square                 1969-1972          1995          675 units            93%       96%
  (Mobile, Alabama)
 Lakeview Club                         1992           ---          443 units            98%       98%
  (Ft. Lauderdale, Florida)
 Magnolia Place (b)                    1984           ---          148 units            99%       99%
  (New Iberia, Louisiana)
 Pine Bend                             1979           ---          152 units            98%       98%
  (Mobile, Alabama)
 Steeplechase (b)                      1982           ---          192 units           100%      100%
  (Lafayette, Louisiana)
 Woodcliff                             1977           ---          184 units            96%      100%
  (Pensacola, Florida)                                           -----------           ----      ----
                                                                 3,157 units            96%       98%
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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


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

                                                                   Dividends
                                        High              Low        Paid
1997
----
1st Quarter.....................        $ 10 5/8       $  9 5/8      $0.22
2nd Quarter.....................          10 1/2          9 5/8      $0.22
3rd Quarter.....................          11 3/4         10 1/4      $0.22
4th Quarter.....................          11 5/8          9 11/16    $0.22

1996
----
1st Quarter.....................        $  9 3/4       $  7 3/8      $0.22
2nd Quarter.....................           9              7 7/8      $0.22
3rd Quarter.....................           9              8 1/2      $0.22
4th Quarter.....................           9 7/8          8 7/8      $0.22


     As of March 16, 1998, there were 477 individually-listed owners of record of the Company's shares. Approximately 91.5% of the Company's outstanding shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company ("DTC"), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

     The Company has paid dividends in each quarter since its inception as a publicly-owned company in 1987, with a cumulative total of approximately $70 million paid to shareholders over this time period.

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

     The federal income tax status of dividends per share paid for each of the five years ended December 31, was as follows:


                      1997   1996   1995   1994   1993
                      -----  -----  -----  -----  -----
 Ordinary Income      $0.54  $0.37  $0.40  $0.72  $0.59
 Return of Capital     0.34   0.51   0.72   0.38   0.43
 Capital Gain           ---    ---    ---    ---   0.03
                      -----  -----  -----  -----  -----
   Total              $0.88  $0.88  $1.12  $1.10  $1.05
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


                                                               Year Ended December 31,
                                                               -----------------------
OPERATING DATA (1)
Operating Revenue                              1997         1996          1995           1994          1993
                                             --------     --------      --------       --------      --------
  Rents and other income                     $ 46,286     $ 44,255      $ 43,087       $ 36,621      $ 25,005
  Equity in income of partnerships                 94          103           106             75            72
                                             --------     --------      --------       --------      --------
                                               46,380       44,358        43,193         36,696        25,077
 Operating Expenses                            29,280       27,630        26,044         21,382        14,733
                                             --------     --------      --------       --------      --------
  INCOME FROM OPERATIONS                       17,100       16,728        17,149         15,314        10,344
                                             --------     --------      --------       --------      --------

 Other Income (Expenses)
  Interest and dividend
   income                                          63           98            42             82         1,240
  Interest expense                            (14,608)     (14,542)      (14,497)       (10,248)       (7,529)
                                             --------     --------      --------       --------      --------
                                              (14,545)     (14,444)      (14,455)       (10,166)       (6,289)
                                             --------     --------      --------       --------      --------
  INCOME BEFORE GAIN ON
   SALE
   OF REAL ESTATE                               2,555        2,284         2,694          5,148         4,055
                                             --------     --------      --------       --------      --------

Gain on Sale of Real Estate Investments
 and Costs Associated with Proposed Real
 Estate Investment                                ---          ---           ---              8           285
                                             --------     --------      --------       --------      --------
INCOME BEFORE EXTRAORDINARY ITEM                2,555        2,284         2,694          5,156         4,340
 Extraordinary item--early
  extinguishment of debt                          ---         (449)          ---           ---         (1,611)
                                             --------     --------      --------       --------      --------
   NET INCOME                                $  2,555     $  1,835      $  2,694       $  5,156      $  2,729
                                             ========     ========      ========       ========      ========

Funds From Operations (2)                    $ 11,509     $ 10,771      $ 10,492       $ 11,118      $  8,026
Net Cash Provided by (Used in):
 Operating activities                        $ 13,027     $ 13,583      $ 10,117       $ 10,615      $  9,767
 Investing activities                        $ (6,836)    $ (7,555)     $(17,857)      $(52,748)     $(59,510)
 Financing activities                        $ (5,531)    $ (6,834)     $  7,591       $ 37,257      $ 54,465
Dividends Paid                               $  7,413     $  7,425      $  9,723       $  9,806      $  7,181
Per Share Data:
 Net income                                  $   0.30     $   0.22      $   0.31       $   0.58      $   0.37
 Dividends paid                              $   0.88     $   0.88      $   1.12       $   1.10      $   1.05
Weighted Average Shares Outstanding             8,423        8,433         8,690          8,914         7,346

                                                               Year Ended December 31,
                                                               -----------------------
                                               1997         1996          1995           1994          1993
                                             --------     --------      --------       --------      --------
BALANCE SHEET DATA
 Gross Investment in Real Estate             $311,216     $304,424      $296,884       $279,698      $203,529
 Total Assets                                 276,345      278,380       281,857        269,923       202,904
 Mortgage Notes Payable                        90,615       68,080        68,317         42,139        19,704
 Notes Payable                                 32,342       52,639        51,419         52,987         5,000
 Convertible Subordinated Debentures           62,878       62,878        62,878         62,878        62,955
 Total Liabilities                            191,818      189,013       186,534        163,213        91,737
 Shareholders' Equity                          84,527       89,367        95,323        106,710       111,167

-----------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships, including trends which might appear, set forth in the consolidated statements of income contained in the consolidated financial statements, should not be taken as indicative of future operations.

     The Company's real estate investment portfolio is composed of sixteen shopping center properties and thirteen apartment properties. As of December 31, 1997, the Company's gross investment in real estate totalled $311.2 million, and consisted of approximately 64%, or $197.8 million, in shopping centers, and approximately 36%, or $113.4 million, in apartments. Total revenue for 1997 was $46.4 million, and consisted of approximately 57%, or $26.4 million, generated by shopping centers, and approximately 43%, or $20.0 million, generated by apartments.


RESULTS OF OPERATIONS

 Comparison of the years ended December 31, 1997 and 1996.

     For the year ended December 31, 1997, operating revenue from shopping centers and apartments increased $1.2 million and $844,000, respectively, resulting in a combined total increase of approximately $2.0 million. The increase in operating revenue is primarily attributable to increases in rental rates coupled with sustained higher occupancy levels at the properties. Income from operations totalled $17.1 million, compared to $16.7 million reported in 1996. Operating expenses, before depreciation, in 1997 increased $1.1 million, compared to 1996, thus income from operations, before depreciation, increased $875,000 over 1996. The increase in operating expenses is attributable to the following items: (i) an increase in management and leasing fees due to increases in investments in real estate properties, increase in the rate used to calculate the management fee due to the increase in funds from operations in 1997 over 1996, and an increase in leasing fees due to higher leasing activity in 1997;
(ii) an increase in real estate taxes due to increased property value assessments at several properties; (iii) an increase in administrative expenses due to higher payroll costs, professional fees, and other administrative costs associated with the Company's real estate portfolio and capital structure. Depreciation increased $502,000 due to capital improvements made to the Company's properties during 1997 and 1996.

     Interest and dividend income decreased in 1997 compared to 1996 due to reduced interest earnings on mortgage escrow deposits resulting from lower escrow balances during 1997.

     Interest expense increased $66,000 over 1996, attributable to the following: (1) an increase of $98,000 in interest on bank debt (average bank borrowings were approximately $51.6 million and $51.9 million, with average interest rates of 7.8% and 7.6% in 1997 and 1996, respectively) offset by (2) a net decrease of approximately $32,000 in mortgage interest due to: (i) refinancing of existing mortgage debt of approximately $19.8 million in the first quarter of 1996, and $3.4 million in the third quarter of 1996, which resulted in reductions in the interest rates of approximately 200 and 113 basis points, respectively, offset by (ii) mortgage debt financing totalling $23 million completed in December 1997.

     Net income in 1997, compared to 1996, increased in the aggregate and on a per-share basis. Net income, in 1996, included an extraordinary charge of $449,000 resulting from deferred financing costs expensed in connection with the refinancing of mortgage debt.

 Comparison of the years ended December 31, 1996 and 1995.

     For the year ended December 31, 1996, operating revenue from shopping centers and apartments increased $143,000 and $1.0 million, respectively, resulting in a combined total increase of approximately $1.2 million. The overall increase in operating revenue is primarily attributable to higher rental rates coupled with higher occupancy, and, to a lesser extent, the acquisition of an apartment property in mid-January 1995. Income from operations totalled $16.7 million, compared to $17.1 million reported in 1995. Operating expenses, before depreciation, in 1996 increased approximately $850,000 compared to 1995, thus income from operations, before depreciation, increased approximately $350,000 over 1995. The increase in operating expenses is attributable to the following items: (i) an increase in management and leasing fees due to increases in investments in real estate properties of the Company, increase in the rate,
 .65% to .688%, used to
calculate the management fee due to the increase in funds from operations in 1996 over 1995, and an increase in leasing fees due to leasing activity in 1996;
(ii) an increase in real estate taxes due to increased property value assessments at several properties; (iii) an increase in administrative expenses due to higher payroll costs, professional fees, and other administrative costs associated with the Company's real estate portfolio; and (iv) increase in operations and maintenance costs due to maintenance projects completed in 1996. Depreciation increased $732,000 due to capital improvements made to the Company's properties during 1996 and 1995 and the acquisition of a property in 1995.

     Interest and dividend income increased in 1996 compared to 1995 due to interest earnings on mortgage escrow deposits associated with the mortgage debt financings completed in 1995.

     Interest expense increased $45,000 over 1995, attributable to the following: (1) an increase of $292,000 in interest on bank debt (average bank borrowings were approximately $51.9 million and $44.0 million, with an average interest rate of 7.6% and 8.6% in 1996 and 1995, respectively) offset by (2) a net decrease of approximately $247,000 in mortgage interest due to: (i) repayment of approximately $25.9 million of mortgage debt during the third quarter of 1995, (ii) mortgage debt financings totalling approximately $16.4 million completed during the fourth quarter of 1995, and (iii) refinancing of existing mortgage debt of approximately $19.8 million in the first quarter of 1996, and $3.4 million in the third quarter of 1996, which resulted in reductions in the interest rates of approximately 200 and 113 basis points, respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

     The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At December 31, 1997, the Company had $1.1 million in cash and cash equivalents, and commitments for a total of $80.0 million of bank lines of credit, of which approximately $47.7 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

     Net cash flows provided by operating activities decreased $556,000 in 1997 from 1996, and increased $3.5 million in 1996 from 1995. The decrease between 1997 and 1996 is primarily attributable to a net decrease in operating liabilities offset by an increase in income from operations before depreciation. The increase between 1996 and 1995 is attributable to an increase in income from operations before depreciation, the recognition of an extraordinary item in connection with the early extinguishment of mortgage debt, a net decrease in operating assets, and a net increase in operating liabilities.

     Net cash flows used in investing activities decreased $719,000 in 1997 from 1996, attributable to a decrease in capital expenditures on real estate properties due to the completion of a roofing project at one of the Company's retail centers in 1996, offset by an increase in acquisitions of real estate reflecting the acquisition of land for future development located in Florida. During the third quarter in 1997, the Company entered into a construction contract with a non-affiliated company to develop an apartment community located in Florida. This community will have 240 garden-style units, with a mix of one, two, and three bedroom units. The total development cost is expected to be approximately $13.5 million, and the development is expected to be completed in late 1998 or early 1999. The Company had no other material commitments for capital improvements at December 31, 1997.

     Net cash flows used in investing activities decreased $10.3 million in 1996 from 1995, attributable to the completion in 1995 of renovation programs at two of the Company's retail centers, a mall and a power center. The Company had no other material commitments for capital improvements at December 31, 1996.

     Net cash flows used in financing activities decreased $1.3 million in 1997 from 1996 primarily attributable to mortgage debt financing totalling $23 million completed in December 1997 combined with a decrease in treasury shares purchased in 1997 compared to 1996. Proceeds derived from the mortgage debt financing were used to pay down variable-rate bank debt. Pursuant to the Company's stock repurchase program initiated in 1995, during 1997, the Company repurchased 17,100 shares at a total cost of $176,000, compared to 62,800 shares repurchased at a total cost of $516,000 in 1996.

     Net cash flows used in financing activities increased $14.4 million in 1996 from 1995. The increase was primarily due to mortgage debt financings completed in 1996 compared to 1995, offset by a decrease in treasury shares purchased, and cash dividends paid, in 1996 compared to 1995. In 1996, the Company completed mortgage debt refinancing totalling $23.4 million, from which the Company realized a reduction in the interest rates ranging from 113 to 200 basis points. In 1995, the Company completed mortgage debt financing totalling $52.2 million, which the Company utilized to reduce short-term variable-rate bank debt, and to fund investment activity. The principal purpose of the 1995 mortgage debt financing was to limit exposure to rising interest rates by replacing a substantial amount of the Company's short-term variable-rate bank debt with long-term fixed-rate debt. Bank debt was subsequently increased due to the financing of capital improvements to real estate properties. Pursuant to the Company's stock repurchase program, during 1996, the Company repurchased 62,800 shares at a total cost of $516,000, compared to 460,900 shares repurchased in 1995 at a total cost of $4.5 million.

     As of December 31, 1997, fourteen of the Company's properties, comprising approximately 50% of its gross investment in real estate, were subject to a total of $90.6 million in mortgage debt, all of which bears a fixed rate of interest for a fixed term. The remaining fifteen properties in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance expenses at its properties.

     The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return-of-capital component. The Board of Directors, on February 4, 1998, declared a cash dividend with respect to the period October 1, 1997, through December 31, 1997, of $.22 per share, to shareholders of record as of February 26, 1998.


FUNDS FROM OPERATIONS

     Real estate industry analysts utilize the concept of funds from operations as an important analytical measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

     Funds from operations is defined by the Company as net income, excluding gains or losses from sales of property and other non-operating extraordinary items, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. Funds from operations should not be considered as an alternative to net income as defined by generally accepted accounting principles or to cash flows as a measure of liquidity. On January 1, 1996, the Company adopted a new definition of funds from operations, in keeping with industry guidelines as established by the National Association of Real Estate Investment Trusts (NAREIT). Accordingly, for years prior to 1996, funds from operations has been restated to reflect it on a consistent basis.

     For the year ended December 31, 1997, funds from operations totalled $11.5 million, compared to $10.8 million in 1996, an increase of approximately $700,000. This increase in funds from operations results from internal growth and improved operating performance by the Company's real estate properties, which experienced overall income growth, primarily from higher rental rates coupled with sustained higher occupancy, offset by a slight increase in interest expense due to a higher level of average borrowings.

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


FUTURE RESULTS

     This Form 10-K and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease currently vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies;
(e) decreases in rental rates available from tenants; (f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) increases in interest rates; (i) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (j) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (k) the competitive factors described in "Item 1 - Competition" of this report.


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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Balance Sheets as of December 31, 1997 and 1996, and its Consolidated Statements of Income, Shareholders' Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 31, 1997, 1996, and 1995, together with the Reports of Independent Auditors thereon, are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in Notes to Consolidated Financial Statements are also incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in nor disagreements with Accountants on accounting and financial disclosures.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedules


                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                         Page
                                                                                                                         ----
Report of Independent Auditors                                                                                            16

Consolidated Balance Sheets as of December 31, 1997 and 1996                                                              17

Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995                                   18

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995                     19

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995                               20

Notes to Consolidated Financial Statements                                                                             21-30

Financial Statement Schedules

     Schedule II.  Valuation and Qualifying Accounts                                                                      31

     Schedule III.  Real Estate and Accumulated Depreciation                                                              32

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Sizeler Property Investors, Inc.


     We have audited the consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                         KPMG PEAT MARWICK LLP

New Orleans, Louisiana
January 29, 1998

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                                  December 31,
                                                                                                  ------------
                                                                                             1997              1996
                                                                                             ----              ----
                ASSETS
Real estate investments (Notes B and D)
  Land                                                                                  $ 49,203,000      $ 48,645,000
  Buildings and improvements, net of accumulated depreciation
    of $46,454,000 in 1997 and $37,518,000 in 1996                                       214,655,000       217,313,000
  Investments in real estate partnership (Note A)                                            904,000           948,000
                                                                                        ------------      ------------
                                                                                         264,762,000       266,906,000
Cash and cash equivalents                                                                  1,128,000           468,000
Accounts receivable and accrued revenue, net of allowance for
 doubtful accounts of $281,000 in 1997 and $204,000 in 1996                                2,696,000         3,028,000
Prepaid expenses and other assets, net                                                     7,759,000         7,978,000
                                                                                        ------------      ------------

   Total Assets                                                                         $276,345,000      $278,380,000
                                                                                        ============      ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Note D)                                                         $ 90,615,000      $ 68,080,000
Notes payable (Note D)                                                                    32,342,000        52,639,000
Accounts payable and accrued expenses                                                      4,903,000         4,372,000
Tenant deposits and advance rents                                                            871,000           832,000
Minority interest in real estate partnerships (Note K)                                       209,000           212,000
                                                                                        ------------      ------------
                                                                                         128,940,000       126,135,000
Convertible subordinated debentures (Note D)                                              62,878,000        62,878,000
                                                                                        ------------      ------------
   Total Liabilities                                                                     191,818,000       189,013,000
                                                                                        ------------      ------------

SHAREHOLDERS' EQUITY (Notes E and L)
Preferred stock, 3,000,000 shares authorized, none issued                                      -----             -----
Common stock, par value $.01 per share, 15,000,000 shares authorized,
 shares issued and outstanding--8,966,119 in 1997 and 8,946,369 in 1996                       90,000            89,000
Additional paid-in capital                                                               127,602,000       127,420,000
Accumulated distributions in excess of net income (Note G)                               (38,028,000)      (33,170,000)
                                                                                        ------------      ------------
                                                                                          89,664,000        94,339,000
Treasury shares, at cost, 540,800 shares in 1997 and 523,700 shares in 1996               (5,146,000)       (4,970,000)
Unrealized gain/(loss) on securities (Note A)                                                  9,000            (2,000)
                                                                                        ------------      ------------
   Total Shareholders' Equity                                                             84,527,000        89,367,000
                                                                                        ------------      ------------
Commitments and contingencies (Note J)                                                         -----             -----
                                                                                        ------------      ------------

   Total Liabilities and Shareholders' Equity                                           $276,345,000      $278,380,000
                                                                                        ============      ============




                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                        Year Ended December 31,
                                                              -------------------------------------------
                                                                  1997           1996           1995
                                                              -------------  -------------  -------------
OPERATING REVENUE (Notes C & F)
 Rents and other income                                       $ 46,286,000   $ 44,255,000   $ 43,087,000
 Equity in income of partnership                                    94,000        103,000        106,000
                                                              ------------   ------------   ------------
                                                                46,380,000     44,358,000     43,193,000
                                                              ------------   ------------   ------------

OPERATING EXPENSES
 Management and leasing (Note F)                                 2,429,000      2,228,000      1,969,000
 Utilities                                                       2,004,000      1,977,000      1,918,000
 Real estate taxes                                               3,446,000      3,363,000      3,189,000
 Administrative expenses                                         2,520,000      2,194,000      2,028,000
 Operations and maintenance (Note F)                             6,828,000      6,391,000      6,228,000
 Other operating expenses                                        2,432,000      2,358,000      2,325,000
 Depreciation and amortization                                   9,621,000      9,119,000      8,387,000
                                                              ------------   ------------   ------------
                                                                29,280,000     27,630,000     26,044,000
                                                              ------------   ------------   ------------

  INCOME FROM OPERATIONS                                        17,100,000     16,728,000     17,149,000
                                                              ------------   ------------   ------------

OTHER INCOME (EXPENSES)
 Interest, dividends, and other income                              63,000         98,000         42,000
 Interest expense (Note D)                                     (14,608,000)   (14,542,000)   (14,497,000)
                                                              ------------   ------------   ------------
                                                               (14,545,000)   (14,444,000)   (14,455,000)
                                                              ------------   ------------   ------------

  INCOME BEFORE EXTRAORDINARY ITEM                               2,555,000      2,284,000      2,694,000
                                                              ------------   ------------   ------------

 Extraordinary item--early extinguishment of debt (Note A)           -----       (449,000)         -----
                                                              ------------   ------------   ------------
  NET INCOME                                                  $  2,555,000   $  1,835,000   $  2,694,000
                                                              ============   ============   ============

PER SHARE DATA (Note A):
  Income before extraordinary item                            $       0.30   $       0.27   $       0.31
                                                              ============   ============   ============

  Extraordinary item                                          $      -----   $      (0.05)  $      -----
                                                              ============   ============   ============

  Net income                                                         $0.30          $0.22          $0.31
                                                              ============   ============   ============




                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                          Accumulated
                                        Common Stock        Additional  Distributions in                Unrealized
                                        ------------          Paid-in      Excess of        Treasury  Gain/(Loss) on
                                    Shares        Amount      Capital      Net Income         Stock     Securities     Total
                                    ------        ------      -------      ----------         -----     ----------     -----
Balance at January 1, 1995        8,922,819    $  89,000   $127,199,000   $(20,551,000)   $     -----    $ (27,000)   $106,710,000
Net income for 1995                                                          2,694,000                                   2,694,000
Cash dividends declared and
 paid ($1.12 per share)
 (Note G)                                                                   (9,723,000)                                 (9,723,000)
Exercise of stock options
 (Note E)                             2,000                      17,000                                                     17,000
Shares issued pursuant to
 Directors' Stock Ownership
 Plan (Note E)                        5,250                      57,000                                                     57,000
Unrealized gain on securities
 (Note A)                                                                                                   22,000          22,000
Purchase of treasury shares,
 460,900 shares                                                                            (4,454,000)                  (4,454,000)
                                    ---------   -----------   ------------ ------------   -----------    ---------    ------------
Balance at December 31, 1995        8,930,069   $    89,000   $127,273,000 $(27,580,000)  $(4,454,000)   $  (5,000)   $ 95,323,000
Net income for 1996                                                           1,835,000                                  1,835,000
Cash dividends declared and
 paid ($.88 per share)
 (Note G and H)                                                              (7,425,000)                                (7,425,000)
Exercise of stock options
 (Note E)                              10,000                       88,000                                                  88,000
Shares issued pursuant to
 Directors' Stock Ownership
 Plan (Note E)                          6,000                       56,000                                                  56,000
Shares issued pursuant to
 Incentive Award Plan                     300                        3,000                                                   3,000
Unrealized gain on securities
 (Note A)                                                                                                    3,000           3,000
Purchase of treasury shares,
 62,800 shares                                                                               (516,000)                    (516,000)
                                    ---------   -----------   ------------ ------------   -----------    ---------    ------------

Balance at December 31, 1996        8,946,369   $    89,000   $127,420,000 $(33,170,000)  $(4,970,000)   $  (2,000)   $ 89,367,000
Net income for 1997                                                           2,555,000                                  2,555,000
Cash dividends declared and
 paid ($.88 per share)
 (Note G and H)                                                              (7,413,000)                                (7,413,000)
Exercise of stock options
 (Note E)                               8,750                       75,000                                                  75,000
Shares issued pursuant to
 Directors' Stock Ownership
 Plan (Note E)                          9,000         1,000         90,000                                                  91,000
Shares issued pursuant to
 Incentive Award Plan                   2,000                       17,000                                                  17,000
Unrealized gain on securities
 (Note A)                                                                                                   11,000          11,000
Purchase of treasury shares,
 17,100 shares                                                                               (176,000)                    (176,000)
                                    ---------   -----------   ------------ ------------   -----------    ---------    ------------
Balance at December 31, 1997        8,966,119   $    90,000   $127,602,000 $(38,028,000)  $(5,146,000)   $   9,000    $ 84,527,000
                                    =========   ===========   ============ ============   ===========    =========    ============




                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Year Ended December 31,
                                                                     ----------------------------------
                                                                     1997           1996           1995
                                                                     ----           ----           ----
OPERATING ACTIVITIES:
 Net income                                                     $  2,555,000   $  1,835,000   $  2,694,000
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                   9,621,000      9,119,000      8,387,000
   Extraordinary item--early extinguishment of debt                    -----        449,000          -----
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and
      accrued revenue                                                332,000         60,000       (157,000)
   (Increase) decrease  in prepaid expenses and
      other assets                                                  (196,000)       538,000       (242,000)
   Increase (decrease) in accounts payable and accrued
      expenses                                                       531,000      1,610,000       (686,000)
   Other, net                                                        184,000        (28,000)       121,000
                                                                ------------   ------------   ------------
       Net Cash Provided by Operating Activities                  13,027,000     13,583,000     10,117,000
                                                                ------------   ------------   ------------

INVESTING ACTIVITIES:
 Acquisitions of real estate investments, net of debt
  assumed                                                           (550,000)         -----     (5,594,000)
 Improvements to real estate investments                          (6,286,000)    (7,555,000)   (12,263,000)
                                                                ------------   ------------   ------------
       Net Cash Used in Investing Activities                      (6,836,000)    (7,555,000)   (17,857,000)
                                                                ------------   ------------   ------------

FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable and notes
  payable to banks                                                23,000,000     24,649,000     52,210,000
 Principal payments on mortgage notes payable and
  notes payable to banks                                         (20,764,000)   (23,664,000)   (27,600,000)
 Debt issuance costs and mortgage escrow deposits                   (267,000)        82,000     (2,876,000)
 Cash dividends paid                                              (7,413,000)    (7,425,000)    (9,723,000)
 Issuance of shares pursuant to stock option and award plans          92,000         90,000         17,000
 Minority interest in real estate partnerships                        (3,000)       (50,000)        17,000
 Purchases of treasury shares                                       (176,000)      (516,000)    (4,454,000)
                                                                ------------   ------------   ------------
       Net Cash (Used in) Provided by Financing Activities        (5,531,000)    (6,834,000)     7,591,000
                                                                ------------   ------------   ------------

 Net increase (decrease) in cash and cash equivalents                660,000       (806,000)      (149,000)
 Cash and cash equivalents at beginning of year                      468,000      1,274,000      1,423,000
                                                                ------------   ------------   ------------

       CASH AND CASH EQUIVALENTS AT END
           OF YEAR                                              $  1,128,000   $    468,000   $  1,274,000
                                                                ============   ============   ============




                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995


NOTE A:   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Sizeler Property Investors, Inc., and its majority-owned and controlled subsidiaries and partnerships (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a real estate partnership at December 31, 1997 and 1996, represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

     Cash and Cash Equivalents. Cash equivalents represent investments that are highly liquid and have a maturity of three months or less at the time the investment is made.

     Real Estate Investments. Real estate investments are recorded at cost. Depreciation of buildings and improvements is provided by the straight-line method over the estimated useful lives of the assets, ranging from ten to forty years. Betterments and major replacements are capitalized, and the replaced asset and their accumulated depreciation are removed from the accounts. Tenant improvement costs are depreciated using the straight-line method over the term of the related leases. Maintenance and repairs are expensed in the period incurred.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews real estate (and other long-lived assets) and certain identifiable intangibles to be held and used, whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. If it is indicated that the carrying amount may not be recoverable from future cash flows generated by the asset, an impairment loss will be recognized. No real estate is held for sale at December 31, 1997.

     Securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities have been classified as available-for-sale and are stated at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity.

     Deferred Charges. Debt issuance costs in connection with issuance of the Company's 8% Convertible Subordinated Debentures (the "Debentures") and other financings are included in prepaid expense and other assets and are being amortized over the term of the related obligations. Unamortized costs are charged to expense upon prepayment of the obligation. Unamortized costs related to the Debentures are offset against shareholders' equity upon conversion by debenture-holders. Costs incurred in connection with the execution of leases are included in prepaid expenses and other assets, and are amortized over the term of the respective leases. Unamortized costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.

     Rental Income. Rental income includes rents from shopping center and apartment properties. Minimum rents from shopping center leases are accounted for ratably over the term of the lease. Percentage rents are recognized based upon tenant sales that exceed specific levels. Tenant reimbursements are recognized as the applicable services are rendered or expenses are incurred.

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

     A real estate investment trust is required to distribute to shareholders at least 95% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 1997, the income tax basis, net of accumulated tax depreciation, of the Company's real estate properties was approximately $257 million.

     Earnings Per Share. In accordance with requirements promulgated by the Financial Accounting Standards Board (FASB), the Company has adopted FASB Statement No. 128, Earnings Per Share. Statement No. 128 supersedes Accounting Principles Board (APB) Opinion No. 15, Earnings Per Share, and replaces the presentation of "primary EPS", which the Company has historically presented, with a presentation of "basic EPS", and replaces the presentation of "fully diluted EPS", which the Company has not been required to present due to the immaterial difference from primary EPS, with "diluted EPS." Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As required by Statement No. 128, the Company has adopted the provisions of the new standard beginning in 1997, and accordingly, has restated 1996 and 1995.

     A reconciliation of the basic EPS computation to the diluted EPS computation considers the effect of dilution on both net income and shares of common stock. There is no effect on net income in the calculation of diluted earnings per share for the years ended December 31, 1997, 1996, and 1995. The effect of dilution on shares of common stock for each of those years is as follows:

                                            1997                  1996                  1995
                                     --------------------- --------------------   -------------------
                                      Shares    Per Share   Shares    Per Share   Shares    Per Share
                                     ---------  ---------  ---------  ---------  ---------  ---------
Basic EPS                            8,423,277      $0.30  8,432,676     $ 0.22  8,690,063      $0.31
Effect of dilutive securities:
     Stock options                      25,508                 1,381                 5,159
                                     ---------      ----   ---------     ------  ---------      -----
Diluted EPS                          8,448,785      $0.30  8,434,057     $ 0.22  8,695,222      $0.31
                                     =========      =====  =========     ======  =========      =====

     For the years ended December 31, 1997, 1996, and 1995, options to purchase 147,000, 209,500 and 269,500 shares of common stock, respectively, were outstanding but excluded in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of common shares. The Company's outstanding Debentures are also excluded from the computation for 1997, 1996, and 1995 due to their antidilutive effect.

     Preferred Stock. The rights and preferences of the Company's authorized preferred stock may be fixed by the Board of Directors.

     Stock Option Plans. Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

     Reclassifications. Certain reclassifications have been made in the 1996 and 1995 Consolidated Financial Statements to conform to the 1997 financial statement presentation.


NOTE B:   REAL ESTATE INVESTMENTS

     Certain real estate with a book value of approximately $136,000,000 at December 31, 1997, is pledged as collateral for notes payable described in Note
D. In addition, certain notes are secured by assignments of rents and leases on such real estate. Certain real estate is located on land subject to long-term ground leases expiring at dates through 2046.

     In 1997, the Company acquired land for approximately $550,000 for the purpose of developing apartment units. At December 31, 1997, the Company had incurred total costs of $1,774,000 on this development project.

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

     Rents and other income in the Company's Consolidated Statements of Income include reimbursed expenses, comprised of the following items:

                                      Year Ended December 31,
                                 ----------------------------------
                                    1997        1996        1995
                                 ----------  ----------  ----------
Common area maintenance          $2,873,000  $2,802,000  $2,841,000
Real estate tax and insurance     1,956,000   1,796,000   1,631,000
Utility charges                   1,058,000     949,000   1,011,000
Other tenant income                 923,000     877,000     817,000
Other income                        443,000     460,000     717,000
                                 ----------  ----------  ----------
                                 $7,253,000  $6,884,000  $7,017,000
                                 ==========  ==========  ==========

     The Company's shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancellable operating leases at December 31, 1997, are as follows:

     Year              Amount
     ----              ------
     1998          $ 17,095,000
     1999            15,559,000
     2000            13,534,000
     2001            12,448,000
     2002            11,047,000
     Thereafter      66,767,000
                   ------------
                   $136,450,000
                   ============


     The above amounts do not include rental income that is based on tenants' sales or reimbursed expenses.


NOTE D:    NOTES PAYABLE

     The Company's mortgage notes payable at December 31, 1997 and 1996, are as follows:


                                      Secured by Land,             Balance
                                       Buildings, and           Outstanding at
                                       Improvements,             December 31,
                         Interest    with Book Value on  ----------------------------
Principal Maturity        Rate(d)    December 31, 1997        1997           1996
----------------------  -----------  ------------------  --------------  ------------
March 1, 1999 (a)           9.00%          $  3,346,000     $ 1,749,000   $ 1,984,000
December 1, 1999           10.88%             4,313,000       3,491,000     3,527,000
May 1, 2000                 8.35%            26,603,000      16,000,000    16,000,000
July 1, 2000                8.25%            10,202,000       6,709,000     6,783,000
November 1, 2000            7.70%             3,743,000       3,000,000     3,000,000
November 1, 2000            7.70%             4,051,000       3,600,000     3,600,000
November 1, 2000            7.70%             4,384,000       3,250,000     3,250,000
November 1, 2000            7.70%             5,093,000       3,220,000     3,220,000
November 1, 2000            7.70%             4,791,000       3,315,000     3,315,000
February 1, 2001 (b)        7.44%            19,021,000      12,200,000    12,200,000
February 1, 2001 (b)        7.44%            12,752,000       7,800,000     7,800,000
September 30, 2001 (c)      8.63%             4,311,000       3,281,000     3,401,000
January 1, 2013             8.05%            33,888,000      23,000,000          ----
                                           ------------     -----------   -----------
                                           $136,498,000     $90,615,000   $68,080,000
                                           ============     ===========   ===========

___________________________

(a) In November 1997, the Company exercised its second and final option to extend the term of this mortgage note one year pursuant to the mortgage note agreement whereby the Company made a principal payment of $195,000, which equaled 10% of the mortgage note balance. The Company exercised the first option in November 1996 whereby the Company made a principal payment of $210,000.
(b) In January 1996, the Company refinanced these mortgage notes, thereby reducing the fixed rates of interest from 9.47% to 7.44%.
(c) In September 1996, the Company refinanced this mortgage note, in which the fixed rate of interest was reduced from 9.75% to 8.63%.
(d) The weighted average interest rate on mortgage debt at December 31, 1997, was 8.07%.

     Future principal payments on the Company's mortgage notes payable at December 31, 1997, are as follows:

                    Year        Amount
                    ----        ------

                    1998     $ 1,305,000
                    1999       6,092,000
                    2000      40,048,000
                    2001      23,902,000
                    2002       1,137,000
                             -----------
                             $72,484,000
                             ===========


     In May 1993, the Company completed an offering of $65 million of 8% Convertible Subordinated Debentures, due 2003 (less $2.6 million of underwriting costs). The debentures are convertible into common stock of the Company, at $13.00 per share, at any time prior to maturity, unless previously redeemed. No debentures were converted in 1997, 1996, or 1995.

     The Company has commitments for lines of credit from commercial banks totalling $80 million, of which $47.7 million was available at December 31, 1997. The weighted average interest rate was 7.75% and 7.64% for the years ended December 31, 1997 and 1996, respectively. The terms of the agreements for the bank lines of credit are renewable on an annual basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of any material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios. The Company was in compliance with the bank debt covenant agreements at December 31, 1997.


NOTE E:   STOCK OPTION AND OWNERSHIP PLANS

     On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 10-year options may be granted to key employees, and are annually granted to directors at the fair market value of the Company's common stock on the date of grant. A total of 350,000 shares of common stock of the Company are available for grant, of which a maximum of 125,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% six months from the grant date. No options will be granted under the 1996 Plan after February 1, 2006. A total of 12,750 options were exercisable under the 1996 Plan at December 31, 1997.

     The Company had a 1986 Stock Option Plan (the "1986 Plan"), which terminated in October 1996. Under the 1986 Plan, 10-year options were granted to key employees and were annually granted to directors at the fair market value
of the Company's common stock at the date of grant.   At December 31, 1997,
there were a total of 292,250 shares of common stock reserved for issuance upon exercise of options granted under the 1986 Plan. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% six months from the grant date.

     The Company applies APB Opinion No. 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                     As Reported                             Pro Forma Results
                        --------------------------------------    --------------------------------------
                           1997          1996          1995          1997          1996          1995
                        ----------    ----------    ----------    ----------    ----------    ----------
Net income              $2,555,000    $1,835,000    $2,694,000    $2,501,000    $1,821,000    $2,686,000
                        ==========    ==========    ==========    ==========    ==========    ==========
Net income per share    $     0.30    $     0.22    $     0.31    $     0.30    $     0.22    $     0.31
                        ==========    ==========    ==========    ==========    ==========    ==========

     Pro forma net income reflects only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     For grants in 1997, 1996, and 1995, the fair value of each option grant is estimated on the date of grant using an option pricing model using the following assumptions:

                                      1997      1996       1995
                                      ----      ----       ----
  Risk free interest rate             6.8%      6.6%       6.8%
  Expected life                      10 years  10 years   10 years
  Expected volatility                26.6%     29.5%      29.5%
  Expected dividend                   8.3%     10.5%      11.2%

     The following summary is on the Company's 1996 and 1986 Plans combined for the years ended December 31, 1997, 1996, and 1995:


                                          1997                 1996                 1995
                                   -------------------   -------------------  -------------------
                                              Weighted              Weighted             Weighted
                                              Average               Average              Average
                                              Exercise              Exercise            Exercise
                                    Shares      Price     Shares     Price    Shares      Price
                                   -------     ------    -------     ------   -------     ------
Outstanding at beginning of year   327,500     $11.44    309,500     $12.83   275,500     $13.15
Granted                             60,000      10.25    115,500       8.67    36,000      10.14
Exercised                           (8,750)      8.63    (10,000)      8.75    (2,000)      8.63
Expired                            (10,000)     16.38    (87,500)     13.02         0       0.00
                                   -------     ------    -------     ------   -------     ------
Outstanding at end of year         368,750     $11.18    327,500     $11.44   309,500     $12.83
                                   =======     ======    =======     ======   =======     ======

Options exercisable                260,000     $11.86    205,500     $13.00   279,500     $13.07
                                   =======     ======    =======     ======   =======     ======

     The weighted-average grant date fair value of options granted in 1997, 1996 and 1995 was $10.25, $8.67, and $10.14, respectively.

     The following table summarizes information about the Company's stock option plans outstanding at December 31, 1997:


                          Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------     ------------------------------------
                        Number        Weighted-Average                            Number
Range of            Outstanding at       Remaining       Weighted-Average      Exercisable at     Weighted-Average
Exercise Prices    December 31, 1997  Contractual Life    Exercise Price      December 31, 1997    Exercise Price
-------------------------------------------------------------------------     ------------------------------------

$   8.50-$10.19       161,750             7.5  yrs.            $ 9.00                113,000            $ 9.14
$ 10.20-$11.94         71,000             8.4  yrs.             10.49                 11,000             11.77
$ 11.95-$17.38        136,000             3.9  yrs.             14.13                136,000             14.13
                      -------             ---------            ------                -------            ------
                      368,750             6.35 yrs.            $11.18                260,000            $11.86
                      =======             =-=======            ======                =======            ======

     The 1994 Directors' Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, are entitled to receive an annual directors' fee of 750 shares. The number of shares entitled was amended to 1,000 shares, effective January 1, 1996, and amended to 1,500 shares, effective January 1, 1997. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. In 1997, 1996, and 1995, there were 9,000, 6,000 and 5,250 shares issued, respectively.

    The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the Company's achievement of planned growth in funds from operations per share. The Plan is administered by a committee of the Board of Directors of the Company, composed of those members of the Compensation Committee. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company recognized compensation costs totalling $100,000, $39,000 and $3,000, for 1997, 1996, and 1995, respectively, which includes the issuance of 4,687, 2,000, and 300 shares, respectively.


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

     The management fee is based on the Company's gross investment in real estate, adjusted for year-to-year increases (or decreases) in funds from operations per share. The annual management fee, which is calculated based upon
 .65% of the Company's gross investment in real estate at the beginning of each year, is paid ratably on a monthly basis, adjusted for acquisitions or dispositions of property during the year. At the end of each year, the management fee for that year will be adjusted (either upward or downward) by the percentage increase or decrease in the Company's funds from operations per share, compared to the previous year. Accordingly, the management fee paid to the Management Company for 1997 and 1996 was based upon .697% and .688%, respectively, of the Company's gross investment in real estate due to an increase in 1997 and 1996 funds from operations per share year over year. In 1995, the rate was adjusted to .643% of the Company's gross investment in real estate due to a small decline in 1995 funds from operations per share as compared to 1994. The Management Company also receives a leasing fee equal to 3% of the total fixed minimum rent payable for retail properties during the term of a new lease (2.5% on renewal leases). In addition to management and leasing fees, the Management Company is reimbursed for certain administrative expenses of the Company.

     Under the management contract, the Company made cash payments to the Management Company of $2,478,000, $2,448,000, and $2,388,000 in 1997, 1996, and
1995, respectively.  At December 31, 1997 and 1996, $141,000 and $110,000,
respectively, was accrued and payable.

     The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $99,000 in 1997, $100,000 in 1996, and $96,000 in 1995. The lease provides for two five-year renewal options.

     The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease, expiring on December 31, 2046, with Trusts of certain family members of an officer and director of the Company. The Company was charged $51,000 in 1997, $52,000 in 1996, and $52,000 in 1995.

     In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center ("Southwood") from Sizeler Realty (LaPalco), Inc. ("LaPalco"), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease from certain family members of an officer and director of the Company, expiring on March 31, 2031. The rent under the ground lease is 50% of cash flow up to a maximum of $225,000, and, in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. No ground rent was payable under the lease agreement in 1997, 1996, or 1995. LaPalco is the primary obligor on a mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. At December 31, 1997, the balance of the mortgage note payable was $1,247,000. Although the Company is not an obligor on the mortgage note payable, the partnership's interest in Southwood is subordinated to the mortgage encumbering the property.

     The Company incurred $37,000, $41,000, and $33,000 in 1997, 1996, and 1995,
respectively, for maintenance services provided by an affiliate of the Management Company.

     A director and officer of the Company is a director of Hibernia National Bank ("Hibernia"). At December 31, 1997, $20,000,000 of the Company's $80,000,000 bank lines of credit was provided by Hibernia. The Company had borrowings under this line totalling $2,948,000 at December 31, 1997, and $12,000,000 at December 31, 1996.

NOTE G:   DIVIDEND DISTRIBUTION

     The dividends paid in 1997, 1996, and 1995 for federal income tax purposes were as follows:

                            1997               1996               1995
                     -----------------  -----------------  -----------------
                                  Per                Per                Per
                       Total     Share    Total     Share    Total     Share
                     ----------  -----  ----------  -----  ----------  -----
Ordinary income      $4,549,000  $0.54  $3,122,000  $0.37  $3,473,000  $0.40
Return of capital     2,864,000   0.34   4,303,000   0.51   6,250,000   0.72
                     ----------  -----  ----------  -----  ----------  -----
                     $7,413,000  $0.88  $7,425,000  $0.88  $9,723,000  $1.12
                     ==========  =====  ==========  =====  ==========  =====

NOTE H:   SUBSEQUENT EVENTS (UNAUDITED)

     On March 5, 1998, the Company paid a $.22 per share quarterly dividend, to shareholders of record as of February 26, 1998.

    In March 1998, the Board of Directors approved an increase in the Company's authorized Preferred Stock, from 3 million shares to 6 million shares, and its authorized Common Stock, from 15 million to 30 million shares, pursuant to shareholder approval given at the Company's 1994 Annual Meeting of Shareholders, which gave the Board of Directors authority to effect the said increases in the Company's authorized shares for a period of 5 years. The Company has one class of Common Stock, and the newly-authorized shares have the same voting rights and other attributes as the currently outstanding shares of Common Stock. The Board of Directors is authorized to provide for the issuance of the Preferred Stock, and to fix the designations, powers, preferences and rights of the shares of each series, and the qualifications, limitations, or restrictions thereof. The Company does not have any outstanding shares of Preferred Stock.


NOTE I:   CASH FLOWS

     The Company, during 1997, completed mortgage financing on a regional enclosed mall incurring a mortgage note payable totalling $23,000,000. The Company also exercised its second and final option to extend the maturity date on another mortgage note payable for one year (see Note D).

     The Company, during 1996, refinanced three mortgage notes payable, which resulted in reductions of the fixed rates of interest from a high of 9.75% and 9.47% to a low of 8.63% and 7.44%, respectively, and extended the maturity dates ranging from one to five years. The Company also exercised an option to extend the maturity date on another mortgage note payable for one year (see Note D).

     The Company, during 1995, completed mortgage financing involving nine apartment properties incurring mortgage notes payable totalling $52,210,000. A mortgage note payable totalling $22,750,000, assumed in connection with the purchase of a regional enclosed mall in 1994, was repaid in 1995.

     Cash interest payments made in 1997, 1996, and 1995 totalled $14,591,000, $14,659,000, and $14,631,000, respectively.


NOTE J:   COMMITMENTS AND CONTINGENCIES

     The Company's officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $115,000, $114,000, and $294,000, in 1997, 1996, and 1995, respectively.

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

     The carrying value of mortgage notes payable is $90.6 million and $68.1 million at December 31, 1997 and 1996, respectively, while the estimated fair
value is $90.0 million and $67.7 million, respectively.   The estimated fair
value is based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities. The estimated fair value of the Company's 8% convertible subordinated debentures, with a carrying value of $62.9 million at December 31, 1997 and 1996, was $60.4 million and $57.5 million, respectively, based upon the quoted market prices of the securities as of the end of the respective years.

NOTE N:   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized (unaudited) quarterly financial data for the years ended 1997 and 1996 is as follows (in thousands, except per share data):

                                             Three months ended in 1997
                                    --------------------------------------------
                                    March 31  June 30  September 30  December 31
                                    --------  -------  ------------  -----------
Revenues                             $11,332  $11,486       $11,565      $11,997
Income before extraordinary item     $   606  $   630       $   620      $   699
Net income                           $   606  $   630       $   620      $   699
Net income per share                 $  0.07  $  0.08       $  0.07      $  0.08


                                             Three months ended in 1996
                                    --------------------------------------------
                                    March 31  June 30  September 30  December 31
                                    --------  -------  ------------  -----------
Revenues                             $10,849  $10,914       $11,167      $11,428
Income before extraordinary item     $   591  $   546       $   531      $   616
Net income                           $   142  $   546       $   531      $   616
Net income per share                 $  0.02  $  0.07       $  0.06      $  0.07

                                                                     SCHEDULE II


               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




             COLUMN A                    COLUMN B    COLUMN C    COLUMN D    COLUMN E
             --------                   ----------  ----------  ----------  ---------
                                        Balance at  Additions                Balance
                                        Beginning   Charged to               at End
                                        of Period   Operations  Deductions  of Period
                                        ----------  ----------  ----------  ---------

Year ended December 31, 1997
     Allowance for doubtful accounts    $  204,000  $  149,000  $   72,000  $ 281,000
                                        ==========  ==========  ==========  =========

Year ended December 31, 1996
     Allowance for doubtful accounts    $   166,000 $  191,000  $ 153,000   $ 204,000
                                        ==========  ==========  ==========  =========


Year ended December 31, 1995
     Allowance for doubtful accounts    $   321,000 $  214,000  $ 369,000   $ 166,000
                                        ==========  ==========  ==========  =========

                                 SCHEDULE III

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

***
COLUMN A                    COLUMN B            COLUMN C           COLUMN D                COLUMN E                    COLUMN F
------------------------- ----------- -------------------------  ----------- -------------------------------------   ------------
                                                                     Costs
                                                                  Capitalized
                                                                 Subsequent to        Gross Amount at Which
                                       Initial Cost to Company    Acquisition      Carried at Close of Period
                                      -------------------------- ------------- -----------------------------------   -----------
                                                    Buildings &      Net                 Buildings &                 Accumulated
Description               Encumbrance     Land     Improvements  Improvements    Land    Improvements     Total      Depreciation
 Regional enclosed malls:
  Hammond Square                    0 $ 2,574,000  $ 23,664,000  $ 1,980,000 $ 2,559,000 $ 25,659,000 $ 28,218,000   $ 7,105,000
  North Shore Square       23,000,000   4,000,000    30,150,000    3,757,000   4,058,000   33,849,000   37,907,000     4,019,000
  Southland                         0   2,408,000    28,289,000   11,646,000   2,945,000   39,398,000   42,343,000    10,256,000
                          ----------- -----------  ------------  ----------- ----------- ------------ ------------   -----------
                           23,000,000   8,982,000    82,103,000   17,383,000   9,562,000   98,906,000  108,468,000    21,380,000
                          ----------- -----------  ------------  ----------- ----------- ------------ ------------   -----------

Power shopping centers:
  Lantana Plaza                     0   6,000,000    14,107,000    3,808,000   7,808,000   16,107,000   23,915,000     1,679,000
  Westward Plaza                    0   5,676,000    13,506,000    3,343,000   5,677,000   16,848,000   22,525,000     2,604,000
                          ----------- -----------  ------------  ----------- ----------- ------------ ------------   -----------
                                    0  11,676,000    27,613,000    7,151,000  13,485,000   32,955,000   46,440,000     4,283,000
                          ----------- -----------  ------------  ----------- ----------- ------------ ------------   -----------

Community shopping centers:
  Airline Park                      0     977,000     1,037,000      101,000     977,000    1,138,000    2,115,000       328,000
  Azalea Gardens                    0     574,000       806,000      498,000     574,000    1,304,000    1,878,000       393,000
  Camelot Plaza             1,749,000     993,000     2,281,000      458,000   1,126,000    2,606,000    3,732,000       386,000
  Colonial                          0     554,000       555,000      345,000     559,000      895,000    1,454,000       281,000
  Delchamps Plaza           3,491,000     713,000     4,381,000      101,000     713,000    4,482,000    5,195,000       882,000
  Rainbow Square            3,281,000     970,000     4,443,000      108,000     984,000    4,537,000    5,521,000     1,210,000
  Town & Country                    0     860,000     3,194,000      889,000   1,491,000    3,452,000    4,943,000       341,000
  Weeki Wachee                      0   2,185,000     4,179,000      649,000   2,819,000    4,194,000    7,013,000     1,168,000
  Westgate                          0   1,809,000     2,162,000      997,000   1,774,000    3,194,000    4,968,000       952,000
  Westland (e)                      0           0     3,068,000    2,070,000           0    5,138,000    5,138,000     1,441,000
                          -----------   ---------  ------------  ----------- ----------- ------------ ------------   -----------
                            8,521,000   9,635,000    26,106,000    6,216,000  11,017,000   30,940,000   41,957,000     7,382,000
                          ----------- -----------  ------------  ----------- ----------- ------------ ------------   -----------

Apartments:
  Bel Air                   3,250,000     500,000     3,674,000      915,000     500,000    4,589,000    5,089,000       705,000
  Bryn Mawr                 6,709,000   1,575,000     9,020,000      760,000   1,575,000    9,780,000   11,355,000     1,153,000
  Colonial Manor                    0     212,000       771,000      340,000     212,000    1,111,000    1,323,000       337,000
  Garden Lane               3,600,000     500,000     3,117,000    1,116,000     500,000    4,233,000    4,733,000       681,000
  Georgian                          0     839,000     2,420,000    1,177,000     839,000    3,597,000    4,436,000       649,000
  Governors Gate (f)                0     550,000             0    1,224,000     550,000    1,224,000    1,774,000             0
  Hampton Park              5,460,000   1,305,000     6,616,000    2,807,000   1,305,000    9,423,000   10,728,000     1,427,000
  Jamestown                 3,220,000     712,000     4,035,000      786,000     712,000    4,821,000    5,533,000       440,000
  Lafayette Square         12,200,000   2,632,000    14,282,000    5,334,000   2,632,000   19,616,000   22,248,000     3,053,000
  Lakeview Club            16,000,000   4,400,000    23,200,000    1,563,000   4,400,000   24,763,000   29,163,000     2,560,000
  Magnolia Place                    0     175,000     2,050,000      467,000     175,000    2,517,000    2,692,000       531,000
  Pine Bend                 2,340,000     450,000     3,029,000      651,000     450,000    3,680,000    4,130,000       522,000
  Steeplechase              3,000,000     458,000     3,068,000    1,236,000     594,000    4,168,000    4,762,000       660,000
  Woodcliff                 3,315,000     695,000     4,047,000      739,000     695,000    4,786,000    5,481,000       691,000
                          ----------- -----------  ------------  ----------- ----------- ------------ ------------   -----------
                           59,094,000  15,003,000    79,329,000   19,115,000  15,139,000   98,308,000  113,447,000    13,409,000
                          ----------- -----------  ------------  ----------- ----------- ------------ ------------   -----------
   TOTAL                  $90,615,000 $45,296,000  $215,151,000  $49,865,000 $49,203,000 $261,109,000 $310,312,000   $46,454,000
                          =========== ===========  ============  =========== =========== ============ ============   ===========

                                  COLUMN G             COLUMN H       COLUMN I
                                ------------          --------     -------------
                                                                     Life on
                                                                      Which
                                                                   Depreciation
                                                                     in Latest
                                                                      Income
                                  Date of               Date       Statements is
                                Construction          Acquired       Computed
                                ------------          --------     -------------
 Regional enclosed malls:
  Hammond Square                        1978            1987           10-40 yrs
  North Shore Square                    1986            1994           10-40 yrs
  Southland                 1970, 1981, 1994            1986           10-40 yrs

Power shopping centers:
  Lantana Plaza                         1992            1993           10-40 yrs
  Westward Plaza            1961, 1990, 1995            1992           10-40 yrs

Community shopping centers
  Airline Park                          1973            1987           10-40 yrs
  Azalea Gardens                        1950            1987           10-40 yrs
  Camelot Plaza                         1981            1992           10-40 yrs
  Colonial                              1967            1987           10-40 yrs
  Delchamps Plaza                       1989            1991           10-40 yrs
  Rainbow Square                        1986            1988           10-40 yrs
  Town & Country                        1989            1993           10-40 yrs
  Weeki Wachee                          1987            1988           10-40 yrs
  Westgate                              1964            1987           10-40 yrs
  Westland (e)                          1966            1987           10-40 yrs

Apartments:
  Bel Air                         1968, 1974            1992           10-40 yrs
  Bryn Mawr                             1991            1993           10-40 yrs
  Colonial Manor                        1967            1987           10-40 yrs
  Garden Lane                     1966, 1971            1992           10-40 yrs
  Georgian                        1951, 1980            1992           10-40 yrs
  Governors Gate (f)                      --              --                  --
  Hampton Park                          1977            1993           10-40 yrs
  Jamestown                             1972            1995           10-40 yrs
  Lafayette Square                 1969-1972            1993           10-40 yrs
  Lakeview Club                         1992            1994           10-40 yrs
  Magnolia Place                        1984            1991           10-40 yrs
  Pine Bend                             1979            1992           10-40 yrs
  Steeplechase                          1982            1992           10-40 yrs
  Woodcliff                             1977            1993           10-40 yrs

Note: This schedule does not include the Company's 50% interest in a real estate partnership.

Note (a)  Changes in real estate owned were as follows:


                                          1997          1996          1995
                                      ------------  ------------  ------------
      Balance at beginning of year    $303,476,000  $295,921,000  $278,725,000
      Additions during period:
       Investments in properties           550,000         -----     5,594,000
       Improvements                      6,286,000     7,555,000    11,602,000
                                      ------------  ------------  ------------
      Balance at end of year          $310,312,000  $303,476,000  $295,921,000
                                      ============  ============  ============

Note (b) Changes in accumulated depreciation of real estate assets owned were as follows:

                                                    1997         1996         1995
                                                -----------  -----------  -----------
      Balance at beginning of year             $37,518,000   $29,041,000  $21,309,000
      Additions during period:
         Depreciation on real estate assets      8,936,000     8,477,000    7,732,000
                                                -----------  -----------  -----------
       Balance at end of year                   $46,454,000  $37,518,000  $29,041,000
                                                ===========  ===========  ===========

Note (c) The income tax basis of real estate, net of accumulated tax depreciation, is approximately $257,012,000 at December 31, 1997.

Note (d) Depreciation is provided by the straight-line method over the estimated useful lives, which are as follows:

       Buildings and improvements            10 - 40 years
       Parking lots                          20 years
       Tenant improvements                   Lease term

Note (e) The Company holds its interest in the Westland Shopping Center under a long-term ground lease.

Note (f) The Company has entered into a construction contract with a non-affiliated company to develop an apartment community. This community will have approximately 240 garden-style units, with a mix of one, two, and three bedroom units. The total development cost is expected to be approximately $13.5 million and is expected to be completed in late 1998 or early 1999.

                               FORM 10-K EXHIBITS

3.1A   Restated Certificate of Incorporation, as amended                 Incorporated by Reference (1)
3.1B   Amendment No. 1 to Restated Certificate of Incorporation,         Incorporated by Reference (6)
         as amended
3.1C   Amendment No. 2 to Restated Certificate of Incorporation,         Incorporated by Reference (12)
         as amended
3.2    Restated By-Laws as amended through February 26, 1996             Incorporated by Reference (8)
4.0A   Form of Certificate for Common Stock, $.01 par value              Incorporated by Reference (3)
4.1A   Indenture for the Registrant's 8% Convertible                     Incorporated by Reference (13)
       Subordinated Debentures, due 2003
4.2A   Debenture for the Registrant's 8% Convertible                     Incorporated by Reference (13)
       Subordinated Debentures, due 2003
10.1A  Management Agreement                                              Incorporated by Reference (1)
10.1B  Amendment No. 1 to Management Agreement                           Incorporated by Reference (3)
10.1C  Amendment No. 2 to Management Agreement                           Incorporated by Reference (4)
10.1D  Amendment No. 3 to Management Agreement                           Incorporated by Reference (10)
10.1E  Amendment No. 5 to Management Agreement                           Incorporated by Reference (12)
10.1F  Amendment No. 4 to Management Agreement                           Incorporated by Reference (16)
10.1G  Amendment No. 6 to Management Agreement                           Incorporated by Reference (16)
10.1H  Amendment No. 7 to Management Agreement                           Incorporated by Reference (16)
10.2   Form of Indemnification Agreement (which the Company              Incorporated by Reference (1)
       has entered into with each officer and director)
10.3   Form of Right of First Refusal which has been entered             Incorporated by Reference (2)
         into by the Company and each of Sidney W. Lassen
         and Sizeler Realty Co., Inc.
10.4   The Company's 1986 Stock Option Plan, as amended                  Incorporated by Reference (9)
         through January 25, 1991*
10.5   Form of Deferred Compensation Agreement (the                      Incorporated by Reference (11)
       Company has such an agreement with Sidney W.
         Lassen)*
10.6   The Company's 1989 Directors Stock Option Plan                    Incorporated by Reference (5)
10.7   Sizeler Property Investors, Inc. Incentive Award Plan*            Incorporated by Reference (14)
10.8   First Amendment to the Sizeler Property Investors, Inc.           Incorporated by Reference (14)
         Incentive Award Plan*
10.9   Sizeler Property Investors, Inc. 1994 Directors' Stock            Incorporated by Reference (17)
         Ownership Plan, as amended
10.10  Agreement between the Company and Sidney W. Lassen*               Incorporated by Reference (14)
10.11  Agreement between the Company and Thomas A.
         Masilla, Jr.*                                                   Incorporated by Reference (15)
10.12  Non-Elective Deferred Compensation Agreement                      Incorporated by Reference (15)
         between Company and Thomas A. Masilla, Jr.
         (The Company also has a Non-Elective Deferred
         Compensation Agreement with Sidney W. Lassen,
         which is identical to Mr. Masilla's Agreement).*
10.13  The Company's 1996 Stock Option Plan, as amended                  Incorporated by Reference (17)
19.1   The Company's Shareholder Rights Plans dated as of                Incorporated by Reference (7)
         April 28, 1989
19.2   First Amendment to Shareholder Rights Plan                        Incorporated by Reference (8)
21     List of Subsidiaries                                              Filed herewith
23.1   Consent of KPMG Peat Marwick LLP                                  Filed herewith
27     Financial Data Schedule                                           Filed herewith

______________________

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

                                  SIZELER PROPERTY INVESTORS, INC.


                                  By:  /s/ Sidney W. Lassen
                                       -------------------------------
                                               Sidney W. Lassen
                                             Chairman of the Board
                                         (Principal Executive Officer)

Date: March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                         Title                        Date
         ---------                         -----                        ----


By: /s/ SIDNEY W. LASSEN          Chairman of the Board          March 24, 1998
    --------------------------    (Principal Executive Officer)
        Sidney W. Lassen

By: /s/ THOMAS A. MASILLA, JR.    Vice Chairman, President and   March 24, 1998
    --------------------------    Director (Principal Operating
        Thomas A. Masilla, Jr.    and Chief Financial Officer)


By: /s/ DAVID A. O'FLYNN, JR.     Controller/Secretary           March 24, 1998
    --------------------------    (Principal Accounting Officer)
        David A. O'Flynn, Jr.

By: /s/ J. TERRELL BROWN          Director                       March 24, 1998
    --------------------------
        J. Terrell Brown

By: /s/ FRANCIS L. FRAENKEL       Director                       March 24, 1998
    --------------------------
        Francis L. Fraenkel

By: /s/ HAROLD B. JUDELL          Director                       March 24, 1998
    --------------------------
        Harold B. Judell

By: /s/ JAMES W. McFARLAND        Director                       March 24, 1998
    --------------------------
        James W. McFarland

By: /s/ RICHARD L. PEARLSTONE     Director                       March 24, 1998
    --------------------------
        Richard L. Pearlstone

By: /s/ THEODORE H. STRAUSS       Director                       March 24, 1998
    --------------------------
        Theodore H. Strauss