Form 10-Q
period 1998-03-31
SIZELER PROPERTY INVESTORS INC
filed 1998-05-15
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ___________

                                   FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended  MARCH 31, 1998
                                             --------------------

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

                        Commission file number   1-9349

                        SIZELER PROPERTY INVESTORS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         72-1082589
 ------------------------------                    ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                       Identification No.)



   2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                   70062
------------------------------------------------         -----------------
(Address of principal executive offices)                      (Zip code)


    Registrant's telephone number, including area code:     (504) 471-6200
                                                           ------------------


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

   8,439,006 shares of Common Stock ($.01 Par Value) were outstanding as of
                                 May 11, 1998.

                               Page 1 of 10 Pages

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          PAGE
                                                                          -----

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

                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                March 31,        December 31,
        ASSETS                                    1998              1997
                                                ---------        ------------
Real estate investments:
 Land                                          $ 49,203,000      $ 49,203,000
 Buildings and improvements, net of
  accumulated depreciation of $48,776,000
  in 1998 and $46,454,000 in 1997               214,594,000       214,655,000
 Investment in real estate partnership              917,000           904,000
                                               ------------      ------------
                                                264,714,000       264,762,000

Cash and cash equivalents                           801,000         1,128,000
Accounts receivable and accrued revenue,
 net of allowance for  doubtful accounts
 of $369,000 in 1998 and $281,000 in 1997         2,870,000         2,696,000
Prepaid expenses and other assets                 8,969,000         7,759,000
                                               ------------      ------------

    Total Assets                               $277,354,000      $276,345,000
                                               ============      ============


   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                         $ 90,343,000      $ 90,615,000
Notes payable                                    34,967,000        32,342,000
Accounts payable and accrued expenses             4,617,000         4,903,000
Tenant deposits and advance rents                   859,000           871,000
Minority interest in real estate
 partnerships                                       209,000           209,000
                                               ------------      ------------
                                                130,995,000       128,940,000
Convertible subordinated debentures              62,878,000        62,878,000
                                               ------------      ------------
    Total Liabilities                           193,873,000       191,818,000
                                               ------------      ------------

SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares
 authorized in 1998, and
 3,000,000 shares authorized in 1997,
  none issued                                           ---               ---
Common stock, par value $.01 per share,
 30,000,000 shares authorized in 1998,
 15,000,000 shares authorized in 1997,
 shares issued and outstanding -- 8,979,806
 in 1998 and 8,966,119 in 1997                       90,000            90,000
Additional paid-in capital                      127,750,000       127,602,000
Accumulated distributions in excess of
 net earnings                                   (39,222,000)      (38,028,000)
                                               ------------      ------------
                                                 88,618,000        89,664,000
Treasury shares, at cost, 540,800 shares
 in 1998 and 1997                                (5,146,000)       (5,146,000)
Accumulated other comprehensive income                9,000             9,000
                                               ------------      ------------
Total Shareholders' Equity                       83,481,000        84,527,000
                                               ------------      ------------
Commitments and contingencies                           ---               ---
                                               ------------      ------------

    Total Liabilities and Shareholders'
     Equity                                    $277,354,000      $276,345,000
                                               ============      ============


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                                            Quarter Ended March 31,
                                                               1998          1997
                                                          -------------   ------------
OPERATING REVENUE

  Rents and other income                                    $11,750,000    $11,307,000
  Equity in income of partnership                                27,000         25,000
                                                            -----------    -----------
                                                             11,777,000     11,332,000
                                                            -----------    -----------
OPERATING EXPENSES
  Management & leasing fees                                     617,000        615,000
  Utilities                                                     482,000        482,000
  Real estate taxes                                             876,000        850,000
  Operations & maintenance                                    1,706,000      1,602,000
  Administrative expenses                                       668,000        617,000
  Other operating expenses                                      628,000        581,000
  Depreciation & amortization                                 2,503,000      2,365,000
                                                            -----------    -----------
                                                              7,480,000      7,112,000
                                                            -----------    -----------
    INCOME FROM OPERATIONS                                    4,297,000      4,220,000
                                                            -----------    -----------

OTHER INCOME (EXPENSES)
  Interest, dividends, & other income                            14,000         40,000
  Interest expense                                           (3,647,000)    (3,654,000)
                                                            -----------    -----------
                                                             (3,633,000)    (3,614,000)
                                                            -----------    -----------

    NET INCOME                                              $   664,000    $   606,000
                                                            ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE DATA:
  Net income                                                $      0.08    $      0.07
                                                            ===========    ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Three Months Ended March 31,
                                                                                         -----------------------------
                                                                                              1998            1997
                                                                                         -------------   -------------
OPERATING ACTIVITIES:
  Net Income                                                                                 $  664,000    $   606,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                                           2,503,000      2,365,000
       Decrease (increase) in accounts receivable and accrued revenue                          (174,000)       675,000
       Decrease in prepaid expenses and other assets                                             48,000         95,000
       Decrease in accounts payable and accrued expenses                                       (286,000)    (1,365,000)
       Other, net                                                                               120,000         84,000
                                                                                             ----------    -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                           2,875,000      2,460,000
                                                                                             ----------    -----------

INVESTING ACTIVITIES:
  Improvements to real estate investments                                                    (2,261,000)    (1,645,000)
                                                                                             ----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES                                              (2,261,000)    (1,645,000)
                                                                                             ----------    -----------
FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks                                                                          2,625,000      2,514,000
  Principal payments on mortgage notes payable and
    notes payable to banks                                                                     (272,000)       (67,000)
  Debt issuance costs and mortgage escrow deposits                                           (1,487,000)      (904,000)
  Cash dividends paid                                                                        (1,857,000)    (1,855,000)
  Issuance of shares pursuant to stock option plans                                              50,000            ---
  Purchases of treasury shares                                                                      ---       (145,000)
                                                                                            -----------    -----------
          NET CASH USED IN FINANCING ACTIVITIES                                                (941,000)      (457,000)
                                                                                            -----------    -----------

  Net increase (decrease) in cash and cash equivalents                                         (327,000)       358,000
  Cash and cash equivalents at beginning of year                                              1,128,000        468,000
                                                                                            -----------    -----------

          CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                                                              $   801,000    $   826,000
                                                                                            ===========    ===========

                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1998


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The consolidated balance sheet at December 31, 1997, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B -- EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that would then share in the earnings of the Company. Below is a reconciliation, for each reporting period, of the basic EPS computation to the diluted EPS computation considering the effect of dilution on shares of common stock.

                                               March 31, 1998                March 31, 1997
                                         ---------------------------     ---------------------
                                               Shares      Per Share       Shares    Per Share
                                         --------------   ----------     ---------   ---------
     Basic EPS                                8,437,000     $  0.08      8,426,000       $0.07
     Effect of dilutive securities:
       Stock options                             32,000                     22,000
                                              ---------     -------      ---------       -----
     Diluted EPS                              8,469,000     $  0.08      8,448,000       $0.07
                                              =========     =======      =========       =====


There was no effect on net income per share in the calculation of diluted EPS.


NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At March 31, 1998, mortgage notes payable totalled $90.3 million. Individual notes ranged from $1.7 million to $22.8 million, with fixed rates of interest ranging from 7.44% to 10.88%, and maturity dates ranging from March 1, 1999, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled $135.8 million at March 31, 1998, with individual property net book values ranging from $3.3 million to $33.6 million. (See Note E)


NOTE D -- NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires the reporting of comprehensive income and its components, the purpose of which is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The term comprehensive income is used to describe the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains, and losses that under Generally Accepted Accounting Principles (GAAP) are included in comprehensive income, but excluded from net income. Comprehensive income for the three months ended March 31, 1998 and 1997, was $664,000 and $610,000, respectively. Other comprehensive income was composed of unrealized holding gains on marketable securities.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The FASB also issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company has reviewed these Statements and does not believe the pronouncements will have a material impact on its fiscal 1998 consolidated financial statements.


NOTE E -- SUBSEQUENT EVENTS

On April 30, 1998, the Company completed mortgage refinancing on nine of its apartment properties totalling approximately $53 million. The refinanced loans are First Lien Fixed Rate FNMA DUS loans, with an interest rate of 6.845% and a maturity of ten years. The previous mortgage loans had an average interest rate of 7.8% maturing in the years 2000 and 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Comparison of the Three Months Ended March 31, 1998 and 1997

     Operating revenue totalled $11.8 million, representing a 4% increase over the same period a year ago, which totalled $11.3 million. Operating revenue for retail centers and apartments were $6.8 million and $5.0 million, respectively, an increase of 6% and 2%, respectively. The increase in operating revenue is due primarily to increases in rental rates and sustained high occupancy levels
at the properties.   Income from operations, before depreciation, increased
$215,000, while depreciation expense increased $138,000. Operating expenses, net of depreciation, increased $230,000 due primarily to higher maintenance expenses and other operating expenses.

     Interest expense decreased $7,000 attributable to the following: (1) an increase of $452,000 in mortgage interest expense resulting from mortgage financing completed at one of the Company's enclosed regional malls in December 1997; offset by (2) a decrease of $459,000 in interest expense on bank debt due to using the mortgage proceeds from above to pay down bank debt (average bank borrowings were approximately $34.0 million and $55.0 million for the first quarter of 1998 and 1997, respectively, with an average rate of 7.1% in each period.

     Net income totalled $664,000, or $0.08 per share, compared to $606,000, or $0.07 per share, for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At March 31, 1998, the Company had $801,000 of cash and cash equivalents and bank commitments for $80 million of lines of credit, of which approximately $45 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

     Net cash flows provided by operating activities increased $415,000 in the first three months of 1998 compared to the same period in 1997, attributable primarily to an increase in income from operations before depreciation, as described in the previous section, in addition to changes in operating assets and liabilities.

     Net cash flows used in investing activities increased $616,000 in 1998 from 1997, primarily attributable to the development of an apartment community in
Florida.   During the third quarter in 1997, the Company entered into a construction contract with a non-affiliated company to develop an apartment community. This community will have approximately 240 garden-style units, with a mix of one, two, and three bedroom units. The total development cost is expected to be approximately $14.0 million and the development is expected to be completed by the end of 1998 or the beginning of 1999.

     Net cash flows used in financing activities increased $484,000, primarily attributable to mortgage debt refinancing commenced in the first quarter of 1998, combined with additional debt amortization resulting from mortgage debt financing completed in December 1997 as discussed earlier in this report. Additionally, offsetting the above-mentioned increases, the Company did not acquire any treasury shares during the first quarter of 1998 as it did in the same period in 1997.

     As of March 31, 1998, fourteen of the Company's properties, comprising approximately 50% of its gross investment in real estate, were subject to a total of $90.3 million in mortgage obligations, all of which bear fixed rates of interest for fixed terms. The remaining fifteen properties in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

     The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On May 8, 1998, the Company's Board of Directors declared a cash dividend with respect to the quarter ending March 31, 1998, of $0.22 per share, payable on June 4, 1998, to shareholders of record as of May 28, 1998.


FUNDS FROM OPERATIONS

     Real estate industry analysts utilize the concept of funds from operations as an important analytical measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

     Funds from operations is defined by the Company as net income, excluding gains or losses from sales of property and other non-operating extraordinary items, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs. Funds from operations should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity.

     For the three-month period ended March 31, 1998, funds from operations increased $180,000, 6.4%, totalling $2.99 million in 1998, compared to $2.81 million for the same period in 1997. The increase in funds from operations results from internal growth and improved operating performance by the Company's retail and apartment properties.

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


YEAR 2000 ISSUE

     The Company has been addressing the potential computer program problems resulting from the arrival of Year 2000 (Y2K). The Company has established a Y2K compliance review process to assess the impact on the Company's internal financial information systems and property mechanical operations systems, as well as the potential impact from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties"). The Company has identified required modifications to its corporate computer operating system and certain software modifications at its apartment properties. The Company plans to complete these identified modifications in 1998 and at an immaterial cost. The Company will continue assessing its and its independent third parties' exposure to the Y2K problem. It intends to make necessary and timely corrections of Y2K problems under its control and to seek to identify and take feasible precautions against problems not within its control, such as those of independent third parties.

EFFECTS OF INFLATION

     Substantially all of the Company's retail leases contain provisions designed to provide the Company with a hedge against inflation. Most of the Company's retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint, and/or provide for periodic increases in minimum rent during the lease term. Also, the majority of the Company's retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to contribute towards property operating expenses, thereby reducing the Company's exposure to higher costs caused by inflation. Apartment leases are written for short terms, generally six to twelve months.

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


                            SIZELER PROPERTY INVESTORS, INC.
                            --------------------------------
                                     (Registrant)


                            By: /s/ Thomas A. Masilla, Jr.
                               -------------------------------
                               Thomas A. Masilla, Jr.
                               Vice Chairman and President
                               (Principal Operating and Chief Financial Officer)


                            By: /s/ David A. O'Flynn, Jr.
                               ----------------------------------
                               David A. O'Flynn, Jr.
                               Chief Accounting Officer

Date: May 14, 1998