Form 10-Q
period 1998-06-30
SIZELER PROPERTY INVESTORS INC
filed 1998-08-13
CIK 805419

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ___________

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended JUNE 30, 1998
                                              --------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

                  Commission file number     1-9349
                                         --------------

                       SIZELER PROPERTY INVESTORS, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                            72-1082589
-------------------------------                      -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


    2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA              70062
(Address of principal executive offices)                  (Zip code)


    Registrant's telephone number, including area code:     (504) 471-6200
                                                        -----------------------

  ---------------------------------------------------------------------------
  FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.


     Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check (x) whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes      No
                               ---     ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   8,439,006 shares of Common Stock ($.01 Par Value) were outstanding as of
                               August 10, 1998.


                              Page 1 of 12 Pages

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                    PAGE
                                                                    ----

Part I:  FINANCIAL INFORMATION
         ---------------------

         Item 1. Financial Statements

                 Consolidated Balance Sheets                                  3
                 Consolidated Statements of Income                            4
                 Consolidated Statements of Cash Flows                        5
                 Notes to Consolidated Financial Statements                 6-7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7-10


Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                          10

         Item 2.  Changes in Securities                                      10

         Item 3.  Defaults upon Senior Securities                            10

         Item 4.  Submission of Matters to a Vote of Security Holders     11-12

         Item 5.  Other Information                                          12

         Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                   12

                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30,         December 31,
             ASSETS                                1998               1997
                                               ------------     -------------
                                               (unaudited)
Real estate investments:
 Land                                          $ 49,203,000      $ 49,203,000
 Buildings and improvements, net of
  accumulated depreciation
  of $51,128,000 in 1998 and $46,454,000
   in 1997                                      217,267,000       214,655,000
 Investment in real estate partnership              916,000           904,000
                                               ------------      ------------
                                                267,386,000       264,762,000

Cash and cash equivalents                           784,000         1,128,000
Accounts receivable and accrued revenue,
 net of allowance for
 doubtful accounts of $377,000 in 1998
  and $281,000 in 1997                            2,503,000         2,696,000
Prepaid expenses and other assets                 8,730,000         7,759,000
                                               ------------      ------------
    Total Assets                               $279,403,000      $276,345,000
                                               ============      ============


   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                         $ 90,696,000      $ 90,615,000
Notes payable                                    34,409,000        32,342,000
Accounts payable and accrued expenses             8,032,000         4,903,000
Tenant deposits and advance rents                   850,000           871,000
Minority interest in real estate
 partnerships                                       209,000           209,000
                                               ------------      ------------
                                                134,196,000       128,940,000
Convertible subordinated debentures              62,878,000        62,878,000
                                               ------------      ------------
    Total Liabilities                           197,074,000       191,818,000
                                               ------------      ------------

SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares
 authorized in 1998, and
 3,000,000 shares authorized in 1997,
  none issued                                           ---               ---
Common stock, par value $.01 per share,
 30,000,000 shares
 authorized in 1998, 15,000,000 shares
  authorized in 1997,
 shares issued -- 8,979,806 in 1998 and
  8,966,119 in 1997                                  90,000            90,000
Additional paid-in capital                      127,750,000       127,602,000
Accumulated distributions in excess of
 net earnings                                   (40,369,000)      (38,028,000)
                                               ------------      ------------
                                                 87,471,000        89,664,000
Treasury shares, at cost, 540,800 shares
 in 1998 and 1997                                (5,146,000)       (5,146,000)
Accumulated other comprehensive income                4,000             9,000
                                               ------------      ------------
Total Shareholders' Equity                       82,329,000        84,527,000
                                               ------------      ------------
Commitments and contingencies                           ---               ---
                                               ------------      ------------

    Total Liabilities and Shareholders'
     Equity                                    $279,403,000      $276,345,000
                                               ============      ============


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)




                                              Quarter Ended June 30,      Six Months Ended June 30,
                                           ---------------------------   --------------------------
                                               1998           1997           1998          1997
                                           ------------   ------------   ------------   -----------
OPERATING REVENUE

  Rents and other income                   $11,806,000    $11,462,000    $23,556,000    $22,770,000
  Equity in income of partnership               28,000         24,000         55,000         48,000
                                           -----------    -----------    -----------    -----------
                                            11,834,000     11,486,000     23,611,000     22,818,000
                                           -----------    -----------    -----------    -----------
OPERATING EXPENSES
  Management & leasing fees                    635,000        575,000      1,252,000      1,190,000
  Utilities                                    461,000        488,000        943,000        970,000
  Real estate taxes                            887,000        857,000      1,763,000      1,707,000
  Operations & maintenance                   1,825,000      1,701,000      3,531,000      3,303,000
  Administrative expenses                      586,000        609,000      1,254,000      1,226,000
  Other operating expenses                     603,000        615,000      1,231,000      1,197,000
  Depreciation & amortization                2,507,000      2,390,000      5,011,000      4,754,000
                                           -----------    -----------    -----------    -----------
                                             7,504,000      7,235,000     14,985,000     14,347,000
                                           -----------    -----------    -----------    -----------

    INCOME FROM OPERATIONS                   4,330,000      4,251,000      8,626,000      8,471,000
                                           -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)
  Interest, dividends, & other income            4,000         12,000         17,000         51,000
  Interest expense                          (3,622,000)    (3,633,000)    (7,269,000)    (7,287,000)
                                           -----------    -----------    -----------    -----------
                                            (3,618,000)    (3,621,000)    (7,252,000)    (7,236,000)
                                           -----------    -----------    -----------    -----------

    NET INCOME                             $   712,000    $   630,000    $ 1,374,000    $ 1,235,000
                                           ===========    ===========    ===========    ===========

BASIC AND DILUTED
  EARNINGS PER SHARE DATA:
  Net income                               $      0.08    $      0.07    $      0.16    $      0.15
                                           ===========    ===========    ===========    ===========


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                  1998          1997
                                                                               ----------    ----------
OPERATING ACTIVITIES:
  Net income                                                                   $1,374,000    $1,235,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                             5,011,000     4,754,000
       Decrease in accounts receivable and accrued revenue                        193,000       943,000
       Increase in prepaid expenses and other assets                             (235,000)     (185,000)
       Increase in accounts payable and accrued expenses                        1,805,000     1,982,000
       Other, net                                                                  60,000        93,000
                                                                               ----------    ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                             8,208,000     8,822,000
                                                                               ----------    ----------

INVESTING ACTIVITIES:
  Improvements to real estate investments                                      (5,962,000)   (2,788,000)
                                                                               ----------    ----------
          NET CASH USED IN INVESTING ACTIVITIES                                (5,962,000)   (2,788,000)
                                                                               ----------    ----------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks                                                           63,576,000           ---
  Principal payments on mortgage notes payable and
    notes payable to banks                                                    (61,428,000)   (1,147,000)
  Debt issuance costs and mortgage escrow deposits                             (1,075,000)     (796,000)
  Cash dividends paid                                                          (3,713,000)   (3,706,000)
  Issuance of shares pursuant to stock option plans                                50,000        17,000
  Minority interest in real estate partnerships                                       ---        (3,000)
  Purchases of treasury shares                                                        ---      (177,000)
                                                                             ------------    ----------
          NET CASH USED IN FINANCING ACTIVITIES                                (2,590,000)   (5,812,000)
                                                                             ------------    ----------

  Net increase (decrease) in cash and cash equivalents                           (344,000)      222,000
  Cash and cash equivalents at beginning of year                                1,128,000       468,000
                                                                             ------------    ----------

          CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                                               $    784,000   $   690,000
                                                                             ============    ==========

                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1998


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The consolidated balance sheet at December 31, 1997, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B -- EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that would then share in the earnings of the Company. Below is a reconciliation, for each reporting period, of the basic EPS computation to the diluted EPS computation considering the effect of dilution on shares of common stock.

                                                   Three Months Ended                             Six Months Ended
                                           June 30, 1998          June 30, 1997           June 30, 1998           June 30, 1997
                                       --------------------   ---------------------   ---------------------   --------------------
                                         Shares   Per Share     Shares    Per Share     Shares    Per Share     Shares   Per Share
                                       ---------  ---------   ---------- ----------   ---------- ----------   ---------  ---------
       Per Share                       8,439,000   $  0.08     8,418,000   $  0.07    8,438,000    $  0.16    8,422,000   $  0.15
       Basic EPS
       Effect of dilutive securities:
           Stock options                  30,000                  21,000                 30,000                  21,000
                                       ---------   -------     ---------   -------    ---------     -------   ---------   -------
       Diluted EPS                     8,469,000   $  0.08     8,439,000   $  0.07    8,468,000     $  0.16   8,443,000   $  0.15
                                       =========   =======     =========   =======    =========     =======   =========   =======

There was no effect on net income per share in the calculation of diluted EPS.


NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At June 30, 1998, mortgage notes payable totalled $90.7 million. Individual notes ranged from $3.0 million to $22.6 million, with fixed rates of interest ranging from 6.85% to 10.88%, and maturity dates ranging from December 1, 1999, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled $132.1 million at June 30, 1998, with individual property net book values ranging from $3.8 million to $33.3 million. During the second quarter of 1998, the Company completed mortgage refinancing on ten of its apartment properties totalling approximately $59.1 million. The refinanced loans are First Lien Fixed Rate FNMA DUS loans, with an average interest rate of approximately 6.8% and a maturity of ten years. The previous mortgage loans had an average interest rate of approximately 7.8% maturing in the years 2000 and 2001. Also, during the second quarter of 1998, the Company repaid mortgage debt on one of its retail centers, totalling $1.7 million, with an interest rate of 9.0%.

NOTE D -- NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires the reporting of comprehensive income and its components, the purpose of which is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The term comprehensive income is used to describe the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles (GAAP) are included in comprehensive income, but excluded from net income. Comprehensive income for the three months ended June 30, 1998 and 1997, was $707,000 and $631,000, respectively, and for the six months ended June 30, 1998 and 1997, was $1,369,000 and $1,236,000, respectively. Other comprehensive income was composed of unrealized holding gains on marketable securities.

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

On May 21, 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus decision on Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, which provides that recognition of contingent (percentage) rental income in interim periods must be deferred until the specified target (breakpoint) that triggers the percentage rental income is achieved. The Company has historically recognized percentage rental income based on a percentage of tenants sales ratably over the course of the year. This consensus of EITF is effective May 21, 1998, and will require the Company to defer recognition of this income until the date that the tenants' sales exceed the breakpoint set forth in the lease agreements. The Company is evaluating the effect of EITF Issue No. 98-9 on its financial statements for the year ended December 31, 1998. Additionally, the amount of percentage rental income recognized in each quarter of subsequent fiscal years will differ from historical experience, with a concentration of percentage rental income in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

  Operating revenue totalled $11.8 million, representing a 3% increase over the same period a year ago, which totalled $11.5 million. Operating revenue for retail centers and apartments were $6.8 million and $5.0 million, respectively. The increase in operating revenue is due primarily to increases in rental rates and sustained high occupancy levels at the properties. Income from operations totalled $6.8 million in 1998, compared to $6.6 million in 1997, and depreciation expense totalled $2.5 million and $2.4 million, respectively, for the same periods. Operating expenses, net of depreciation totalled $5.0 million in 1998, compared to $4.8 million in 1997, due primarily to higher maintenance expenses.

  Interest expense decreased $10,000 attributable to the following: (1) a net increase of $376,000 in mortgage interest expense resulting primarily from the following transactions: (i) an increase of $457,000 from mortgage financing completed at one of the Company's enclosed regional malls in December 1997, and
(ii) a decrease of $78,000 resulting from mortgage refinancing on ten of the Company's apartment properties and repaying a mortgage note payable on one of the Company's retail centers, all of which were completed during the second quarter of 1998; offset by (2) a decrease of $386,000 in interest expense on bank debt due to using the mortgage proceeds from above to pay down bank debt (average bank borrowings were approximately $33.4 million and $53.1 million for the second quarter of 1998 and 1997, respectively, with an average rate of 7.2% in each period.)

  Net income totalled $712,000, or $0.08 per share, compared to $630,000, or $0.07 per share, for the same period in 1997.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

  Operating revenue totalled $23.6 million, representing a 4% increase over the same period a year ago, which totalled $22.8 million. Operating revenue for retail centers and apartments were $13.6 million and $10.0 million, respectively. The increase in operating revenue is due primarily to increases
in rental rates and sustained high occupancy levels at the properties.   The
Company's retail and apartment properties were 95% and 97% leased, respectively, at June 30, 1998. Income from operations, before depreciation, totalled $13.6 million in 1998, compared to $13.2 million in 1997, and depreciation expense totalled $5.0 million and $4.8 million, respectively, for the same periods. Operating expenses, net of depreciation totalled $10.0 million in 1998, compared to $9.6 million in 1997, due primarily to increased fees resulting from improved operating performance at the Company's properties, higher real estate taxes, higher maintenance expenses, and an increase in franchise taxes.

  Interest expense decreased $18,000 attributable to the following: (1) a net increase of $827,000 in mortgage interest expense resulting primarily from the following transactions: (i) an increase of $919,000 from mortgage financing completed at one of the Company's enclosed regional malls in December 1997, and
(ii) a decrease of $84,000 resulting from mortgage refinancing on ten of the Company's apartment properties and repaying a mortgage note payable on one of the Company's retail centers, all of which were completed during the second quarter of 1998; offset by (2) a decrease of $845,000 in interest expense on bank debt due to using the mortgage proceeds from above to pay down bank debt (average bank borrowings were approximately $33.4 million and $53.3 million for the second quarter of 1998 and 1997, respectively, with an average rate of 7.2% in each period.

  Net income totalled $1.4 million, or $0.16 per share, compared to $1.2 million, or $0.15 per share, for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At June 30, 1998, the Company had $784,000 of cash and cash equivalents and bank commitments for $80 million of lines of credit, of which approximately $46 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

  Net cash flows provided by operating activities decreased $614,000 in the first six months of 1998 compared to the same period in 1997, attributable to changes in operating assets and liabilities, offset by an increase in income from operations before depreciation, as described in the previous section.

  Net cash flows used in investing activities increased $3.2 million in 1998 from 1997, primarily attributable to the development of a new luxury apartment
community in Florida.   During the third quarter of 1997, the Company entered
into a construction contract with a non-affiliated company to build the apartment community. This community will have approximately 240 garden-style units, with a mix of one, two, and three bedroom units. The total development cost is expected to be approximately $14.0 million and the development is expected to be completed by the end of 1998 or the beginning of 1999.

  Net cash flows used in financing activities decreased $3.2 million, primarily attributable to mortgage debt refinancing completed during the second quarter of 1998 involving ten of the Company's apartment properties. Mortgage debt totalling $59.1 million was refinanced resulting in mortgage debt totalling $61.5 million, of which the net proceeds totalling $2.4 million were used to
pay down short-term variable-rate bank debt.    The Company was able to achieve
a reduction in the average interest rate on the mortgages refinanced by approximately 100 basis points, from an average rate of approximately 7.8% down to an average rate of approximately 6.8%. Combined with additional debt amortization resulting from mortgage debt financing completed in December 1997, the Company also repaid mortgage debt totalling $1.7 million on one of its retail centers during the second quarter of 1998. Additionally, the Company did not acquire any treasury shares during the first six months of 1998 as it did in the same period in 1997.

  As of June 30, 1998, thirteen of the Company's properties, comprising approximately 48% of its gross investment in real estate, were subject to a total of $90.7 million in mortgage obligations, all of which bear fixed rates of interest for fixed terms. The remaining sixteen properties in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations,
(iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

  The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On August 6, 1998, the Company's Board of Directors declared a cash dividend with respect to the quarter ending June 30, 1998, of $0.22 per share, and also adopted a replacement shareholder rights plan for the original shareholder rights plan in effect since May 19, 1989. The Board also declared a distribution of $0.01 for each right being redeemed under the original shareholder rights plan. The combined cash distribution of $0.23 per share for the dividend and rights redemption is payable on September 3, 1998, to shareholders of record as of August 27, 1998.


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

  For the three-month period ended June 30, 1998, funds from operations increased $220,000, 7.7%, totalling $3.07 million in 1998, compared to $2.85 million for the same period in 1997. For the six-month period ended June 30, 1998, funds from operations increased $400,000, 7.1%, totalling $6.06 million in 1998, compared to $5.66 million for the same period in 1997. The increase in funds from operations results from internal growth and improved operating performance attributable to the Company's portfolio of both retail and apartment properties.


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


YEAR 2000 ISSUE

  The Company has been addressing the potential computer program problems resulting from the arrival of Year 2000 (Y2K). The Company has established a Y2K compliance review process to assess the impact on the Company's internal financial information systems and property mechanical operations systems, as well as the potential impact from Y2K problems of significant tenants, vendors and suppliers of financial and other services

(collectively "independent third parties"). The Company has identified required modifications to its internal corporate computer operating system and certain software modifications at its apartment properties. The Company plans to complete these identified modifications in 1998 and at an immaterial cost. The Company's compliance plan is to continue the process of conducting inquiries of its independent third parties in order to determine if these third parties have Y2K problems and what contingency plans they have developed to deal with identified exposures. Based on the results of these inquiries, the Company will formulate appropriate contingency plans to take necessary and feasible precautions against problems not within its control. The Company is also continuing the process of reviewing its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will be on-going for the remainder of 1998 and will likely extend into 1999 depending upon the timeliness of activities of the Company's third parties, whom it does not control.


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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the Company's Annual Meeting of Shareholders, held on May 8, 1998, the following matters were submitted for voting by the shareholders:

        (1) Election of Three Directors - The shareholders re-elected J. Terrell Brown, Harold B. Judell, and Richard L. Pearlstone to serve until the Annual Meeting of Shareholders in 2001 or until their successors are duly elected and qualified (the terms of office of Francis L. Fraenkel, Sidney W. Lassen, Thomas A. Masilla, Jr., James W. McFarland and Theodore H. Strauss continued after the meeting).

                                               Votes      Votes
                       Directors                For      Withheld
                  --------------------       ---------   --------
                  J. Terrell Brown           7,750,632    126,388
                  Harold B. Judell           7,738,061    138,939
                  Richard L. Pearlstone      7,752,432    124,588

        (2) Proposal to increase the number of authorized shares of Common Stock to 35,000,000 -

                      Votes                      Votes        Votes
                       For                      Against     Abstaining
                    ---------                   ---------   ----------
                    7,417,083                    401,496     58,441

        (3) Proposal to increase the number of authorized shares of Common Stock to 40,000,000 -

                      Votes                      Votes        Votes
                       For                      Against     Abstaining
                    ---------                   ---------   ----------
                    7,308,897                    489,477     78,648

        (4) Proposal to increase the number of authorized shares of Common Stock to 45,000,000 -

                     Votes                      Votes        Votes
                      For                      Against     Abstaining
                   ---------                   ---------   ----------
                   7,358,306                    450,064     68,651

        (5) Proposal to increase the number of authorized shares of Preferred Stock to 7,000,000 -

                  Votes                      Votes        Votes
                   For                      Against     Abstaining
                ---------                   ---------   ----------
                4,581,200                   1,082,217    80,192


        (6) Proposal to increase the number of authorized shares of Preferred Stock to 8,000,000 -

                  Votes                      Votes        Votes
                   For                      Against     Abstaining
                ---------                   ---------   ----------
                4,506,590                   1,142,298    94,721

        (7) Proposal to increase the number of authorized shares of Preferred Stock to 9,000,000 -

                  Votes                      Votes        Votes
                   For                      Against     Abstaining
                ---------                   ---------   ----------
                4,503,855                   1,143,291    96,463

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



                                    SIZELER PROPERTY INVESTORS, INC.
                                    --------------------------------
                                             (Registrant)


                                    By: /s/ Thomas A. Masilla, Jr.
                                       ----------------------------------
                                            Thomas A. Masilla, Jr.
                                         Vice Chairman and President
                                  (Principal Operating and Financial Officer)


                                    By: /s/ David A. O'Flynn, Jr.
                                       ----------------------------------
                                            David A. O'Flynn, Jr.
                                                 Controller
                                            (Accounting Officer)

Date: August 13, 1998