Form 10-Q
period 1998-09-30
SIZELER PROPERTY INVESTORS INC
filed 1998-11-13
CIK 805419

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ___________

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1998
                                           -------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

                        Commission file number  1-9349
                                              --------------


                        SIZELER PROPERTY INVESTORS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                           72-1082589
    -----------------                                  -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


  2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA              70062
   (Address of principal executive offices)             (Zip code)

    Registrant's telephone number, including area code:     (504) 471-6200
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

     Indicate by check (X) whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes ______  No ______

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   8,001,106 shares of Common Stock ($.01 Par Value) were outstanding as of
                              November 11, 1998.


                               Page 1 of 11 Pages

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

                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                              September 30,     December 31,
                                                   1998             1997
                                              -------------     -------------
                  ASSETS                       (unaudited)
Real estate investments:
 Land                                          $ 49,504,000      $ 49,203,000
 Buildings and improvements, net of
  accumulated depreciation of $53,509,000
  in 1998 and $46,454,000 in 1997               210,509,000       213,431,000
 Construction in progress                         9,340,000         1,224,000
 Investment in real estate partnership              917,000           904,000
                                               ------------      ------------
                                                270,270,000       264,762,000

Cash and cash equivalents                           998,000         1,128,000
Accounts receivable and accrued revenue,
 net of allowance for doubtful accounts of
 $425,000 in 1998 and $281,000 in 1997            2,763,000         2,696,000
Prepaid expenses and other assets                 9,241,000         7,759,000
                                               ------------      ------------

    Total Assets                               $283,272,000      $276,345,000
                                               ============      ============


   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                         $ 90,287,000      $ 90,615,000
Notes payable                                    42,630,000        32,342,000
Accounts payable and accrued expenses             6,418,000         4,903,000
Tenant deposits and advance rents                   870,000           871,000
Minority interest in real estate
 partnerships                                       209,000           209,000
                                               ------------      ------------
                                                140,414,000       128,940,000
Convertible subordinated debentures              62,878,000        62,878,000
                                               ------------      ------------
    Total Liabilities                           203,292,000       191,818,000
                                               ------------      ------------

SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares
 authorized in 1998, and 3,000,000 shares
 authorized in 1997, none issued                        ---               ---
Common stock, par value $.01 per share,
 30,000,000 shares authorized in 1998,
 15,000,000 shares authorized in 1997,
 shares issued -- 8,979,806 in 1998 and
  8,966,119 in 1997                                  90,000            90,000
Additional paid-in capital                      127,750,000       127,602,000
Accumulated distributions in excess of
 net earnings                                   (41,629,000)      (38,028,000)
                                               ------------      ------------
                                                 86,211,000        89,664,000
Treasury shares, at cost, 662,600 shares
 in 1998, and 540,800 shares in 1997             (6,231,000)       (5,146,000)
Accumulated other comprehensive income                  ---             9,000
        Total Shareholders' Equity               79,980,000        84,527,000
                                               ------------      ------------
Commitments and contingencies                           ---               ---
                                               ------------      ------------

    Total Liabilities and Shareholders'
     Equity                                    $283,272,000      $276,345,000
                                               ============      ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)


                                                    Quarter Ended                 Nine Months Ended
                                                     September 30,                  September  30,
                                           -----------------------------   -----------------------------------
                                                1998            1997            1998               1997
                                           --------------   ------------   --------------   ------------------
OPERATING REVENUE

  Rents and other income                     $11,690,000    $11,539,000     $ 35,246,000         $ 34,309,000
  Equity in income of partnership                 30,000         26,000           85,000               74,000
                                             -----------    -----------     ------------         ------------
                                              11,720,000     11,565,000       35,331,000           34,383,000
                                             -----------    -----------     ------------         ------------
OPERATING EXPENSES
  Management & leasing fees                      637,000        590,000        1,889,000            1,780,000
  Utilities                                      527,000        538,000        1,470,000            1,508,000
  Real estate taxes                              956,000        905,000        2,719,000            2,612,000
  Operations & maintenance                     1,747,000      1,717,000        5,278,000            5,020,000
  Administrative expenses                        522,000        556,000        1,775,000            1,781,000
  Other operating expenses                       559,000        553,000        1,791,000            1,751,000
  Depreciation & amortization                  2,527,000      2,444,000        7,538,000            7,198,000
                                             -----------    -----------     ------------         ------------
                                               7,475,000      7,303,000       22,460,000           21,650,000
                                             -----------    -----------     ------------         ------------

    INCOME FROM OPERATIONS                     4,245,000      4,262,000       12,871,000           12,733,000
                                             -----------    -----------     ------------         ------------

OTHER INCOME (EXPENSES)
  Interest, dividends, & other income              9,000          8,000           26,000               59,000
  Interest expense                            (3,573,000)    (3,650,000)     (10,842,000)         (10,936,000)
                                             -----------    -----------     ------------         ------------
                                              (3,564,000)    (3,642,000)     (10,816,000)         (10,877,000)
                                             -----------    -----------     ------------         ------------

    NET INCOME                               $   681,000    $   620,000     $  2,055,000         $  1,856,000
                                             ===========    ===========     ============         ============

BASIC AND DILUTED
  EARNINGS PER SHARE DATA:
  Net income                                       $0.08          $0.07            $0.24                $0.22
                                             ===========    ===========     ============         ============


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)



                                                                                         Nine Months Ended September 30,
                                                                                         ------------------------------
                                                                                               1998           1997
                                                                                               ----           ----
OPERATING ACTIVITIES:
  Net income                                                                            $   2,055,000     $   1,856,000
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                        7,538,000         7,198,000
       Decrease (increase) in accounts receivable and accrued revenue                         (67,000)          464,000
       Increase in prepaid expenses and other assets                                         (269,000)         (117,000)
       Increase in accounts payable and accrued expenses                                    1,515,000         1,304,000
       Other, net                                                                              84,000           162,000
                                                                                          -----------       -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                        10,856,000        10,867,000
                                                                                          -----------       -----------

INVESTING ACTIVITIES:
  Improvements to real estate investments                                                 (12,550,000)       (4,831,000)
                                                                                          -----------       -----------
          NET CASH USED IN INVESTING ACTIVITIES                                           (12,550,000)       (4,831,000)
                                                                                          -----------       -----------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes payable to banks                          71,797,000         1,146,000
   Principal payments on mortgage notes payable and notes payable to banks                (61,837,000)         (202,000)
  Debt issuance costs and mortgage escrow deposits                                         (1,708,000)       (1,081,000)
  Cash dividends and other distributions to shareholders                                   (5,654,000)       (5,560,000)
  Issuance of shares pursuant to stock option plans                                            50,000            92,000
  Minority interest in real estate partnerships                                                   ---            (3,000)
  Purchases of treasury shares                                                             (1,084,000)         (177,000)
                                                                                          -----------       -----------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               1,564,000        (5,785,000)
                                                                                          -----------       -----------


  Net increase (decrease) in cash and cash equivalents                                       (130,000)          251,000
  Cash and cash equivalents at beginning of year                                            1,128,000           468,000
                                                                                          -----------       -----------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   998,000      $    719,000
                                                                                          ===========       ===========


                See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1998


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The consolidated balance sheet at December 31, 1997, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.


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


                                             Three Months Ended                               Nine Months Ended
                                --------------------------------------------    ------------------------------------------------
                                September 30, 1998      September 30, 1997      September 30, 1998          September 30, 1997
                                --------------------    --------------------    --------------------      ----------------------

                                  Shares   Per Share      Shares   Per Share      Shares   Per Share       Shares     Per Share
                                ---------  ---------    ---------  ---------    ---------  ---------      ---------  -----------
Basic EPS                       8,403,000    $0.08      8,423,000    $0.07      8,426,000    $0.24        8,423,000      $0.22
Effect of dilutive
 securities:
 Stock options                     11,000                  25,000                  23,000                    23,000
                                ---------  ---------    ---------  ---------    ---------  ---------      ---------  -----------
Diluted EPS                     8,414,000    $0.08      8,448,000    $0.07      8,449,000    $0.24        8,446,000      $0.22
                                =========  =========    =========  =========    =========  =========      =========  ===========

There was no effect on net income per share in the calculation of diluted EPS.


NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At September 30, 1998, mortgage notes payable totalled $90.3 million. Individual notes ranged from $3.0 million to $22.4 million, with fixed rates of interest ranging from 6.85% to 10.88%, and maturity dates ranging from December 1, 1999, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled $131.7 million at September 30, 1998, with individual property net book values ranging from $3.7 million to $33.0 million. In the second quarter of 1998, the Company completed mortgage refinancing on ten of its apartment properties totalling approximately $59.1 million. The refinanced loans are First Lien Fixed Rate FNMA DUS loans, with an average interest rate of approximately 6.8% and a maturity of ten years. The previous mortgage loans had an average interest rate of approximately 7.8% maturing in the years 2000 and 2001. Also, in the second quarter of 1998, the Company repaid mortgage debt on one of its retail centers, totalling $1.7 million, with an interest rate of 9.0%.

NOTE D -- SUBSEQUENT EVENT

Pursuant to the Company's stock repurchase program, on October 15, 1998, the Company repurchased a block of its common stock comprising approximately 295,000 shares at $8.125 per share totalling $2.4 million.

NOTE E -- RECLASSIFICATIONS

Certain reclassifications have been made in the 1997 Consolidated Financial Statements to conform with the 1998 financial statement presentation.

NOTE F -- NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires the reporting of comprehensive income and its components, the purpose of which is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The term comprehensive income is used to describe the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles (GAAP) are included in comprehensive income, but excluded from net income. Comprehensive income for the three months ended September 30, 1998 and 1997, was $677,000 and $623,000, respectively, and for the nine months ended September 30, 1998 and 1997, was $2,046,000 and $1,860,000, respectively. Other comprehensive income was composed of unrealized holding gains or losses on marketable securities.

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

On May 21, 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus decision on Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, which provides that recognition of contingent (percentage) rental income in interim periods must be deferred until the specified target (breakpoint) that triggers the percentage rental income is achieved. Consistent with industry practice, the Company has historically recognized percentage rental income based on a percentage of tenants' sales ratably over the course of the year. The Company has adopted Issue No. 98-9 and has deferred the recognition of percentage rental income until the date that the tenants' sales exceed the breakpoint set forth in the lease agreements. The Company has evaluated the effect of Issue No. 98-9 and believes it will not have a material impact on the operations of the Company. Additionally, the amount of percentage rental income recognized in each quarter of subsequent fiscal years will differ from historical experience, with a concentration of percentage rental income recognized in the fourth quarter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Operating revenue totalled $11.7 million, compared to $11.6 million reported for the same period a year ago. Operating revenue for retail centers and apartments were $6.6 million and $5.1 million, respectively. The increase in operating revenue is due primarily to increases in rental rates and sustained occupancy levels at the properties, offset by the effect of the new accounting method for recognizing percentage rental income for the retail properties. Income from operations before depreciation totalled $6.8 million in 1998, compared to $6.7 million in 1997, and depreciation expense totalled $2.5 million and $2.4 million, respectively, for the same periods. Operating expenses, net of depreciation, has remained flat at $4.9 million in 1998 and 1997.

  Interest expense reflects a net decrease of $77,000 resulting from the following activity completed within the past twelve months. In December 1997, mortgage financing was completed at one of the Company's enclosed regional malls and has increased interest expense $453,000. In the second quarter of 1998, the Company refinanced mortgage debt on ten of its apartment properties, and repaid a mortgage note payable on one of its retail centers, all of which resulted in a reduction in interest expense totalling $159,000. The mortgage proceeds derived from the mortgage financing and refinancing mentioned above were used to pay down bank debt and as a result, interest expense on bank debt decreased $371,000. During the third quarter in 1998, the Company has drawn on its bank lines to fund contract payments on the apartment property development in Florida, and the related interest charges of $124,000 have been capitalized to the development. The average bank borrowings were approximately $40.1 million and $53.1 million for the third quarter of 1998 and 1997, respectively, with an average rate of 7.2% and 7.3%, respectively.

  Net income totalled $681,000, or $0.08 per share, compared to $620,000, or $0.07 per share, for the same period in 1997.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Operating revenue totalled $35.3 million, representing a 3% increase over the same period a year ago, which totalled $34.4 million. Operating revenue for retail centers and apartments were $20.1 million and $15.1 million, respectively. The increase in operating revenue is due primarily to increases in rental rates and sustained occupancy levels at the properties, offset by the effect of the new accounting method for recognizing percentage rental income for
the retail properties.   The Company's retail and apartment properties were 95%
and 96% leased, respectively, at September 30, 1998. Income from operations, before depreciation, totalled $20.4 million in 1998, compared to $19.9 million in 1997, and depreciation expense totalled $7.5 million and $7.2 million, respectively, for the same periods. Operating expenses, net of depreciation totalled $14.9 million in 1998, compared to $14.5 million in 1997, due primarily to increased fees resulting from improved operating performance at the Company's properties, higher real estate taxes, higher maintenance expenses, and an increase in franchise taxes.

  Interest expense reflects a net decrease of $94,000 resulting from the following activity completed within the past twelve months. In December 1997, mortgage financing was completed at one of the Company's enclosed regional malls and has increased interest expense approximately $1.4 million. In the second quarter of 1998, the Company refinanced mortgage debt on ten of its apartment properties, and repaid a mortgage note payable on one of its retail centers, all of which resulted in a reduction in interest expense totalling $250,000. The mortgage proceeds derived from the mortgage financing and refinancing mentioned above were used to pay down bank debt and as a result, interest expense on bank debt decreased $1.2 million. During 1998, the Company has drawn on its bank lines to fund contract payments on the apartment property development in Florida, and the related interest charges of $229,000 have been capitalized to the development. The average bank borrowings were approximately $35.7 million and $53.4 million for the nine-month periods of 1998 and 1997, respectively, with an average rate of 7.2% in each period.

  Net income totalled $2.1 million, or $0.24 per share, compared to $1.9 million, or $0.22 per share, for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property development and redevelopment activities, and other expenditures. At September 30, 1998, the Company had $998,000 of cash and cash equivalents and bank commitments for $100 million of lines of credit, of which approximately $57 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

  Net cash flows provided by operating activities decreased $11,000 in this nine month period of 1998 compared to the same period in 1997, attributable to changes in operating assets and liabilities, offset by an increase in income from operations before depreciation, as described in the previous section.

  Net cash flows used in investing activities increased $7.7 million in 1998 from 1997, primarily attributable to the development of a new luxury apartment
community in Florida.   During the third quarter of 1997, the Company entered
into a construction contract with a third-party construction company to build the apartment community. This community will have approximately 240 garden-style units, with a mix of one, two, and three bedroom units. The total development is expected to cost approximately $14.0 million and is expected to be completed in early 1999.

  Net cash flows used in financing activities increased $7.3 million, primarily attributable to using the Company's available bank lines, to fund contract payments in connection with the development of the apartment community in Florida. Also contributing to the increase was the mortgage debt refinancing completed in the second quarter of 1998 involving ten of the Company's apartment properties. Mortgage debt totalling $59.1 million was refinanced resulting in new mortgage debt totalling $61.5 million, of which the net proceeds totalling $2.4 million were used to pay down short-term variable-rate bank debt. The Company was able to achieve a reduction in the average interest rate on the mortgages refinanced by approximately 100 basis points, from an average rate of approximately 7.8% down to an average rate of approximately 6.8%. Offsetting the increase in cash flows from financing activities, the Company also repaid mortgage debt totalling $1.7 million with an interest rate of 9.0% on one of its retail centers in the second quarter of 1998, and has additional debt amortization resulting from mortgage debt financing completed in 1997. Additionally, the Company acquired treasury shares during the third quarter of 1998 totalling $1.1 million.

  As of September 30, 1998, thirteen of the Company's properties, comprising approximately 47% of its gross investment in real estate, were subject to a total of $90.3 million in mortgage obligations, all of which bear fixed rates of interest for fixed terms. The remaining seventeen properties in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements, and (v) normal repair and maintenance expenses at its properties.

  The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On October 30, 1998, the Company's Board of Directors declared a cash dividend with respect to the quarter ending September 30, 1998, of $0.22 per share, payable on December 3, 1998, to shareholders of record as of November 20, 1998.


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

  For the three-month period ended September 30, 1998, funds from operations totalled $3.07 million, a 6.0% increase, compared to $2.90 million earned for the same period in 1997. For the nine-month period ended

September 30, 1998, funds from operations increased $569,000, to $9.13 million in 1998, a 6.7% increase, compared to $8.56 million earned for the same period in 1997. The increase in funds from operations is primarily attributable to internal growth and improved operating performance by the Company's portfolio of both retail and apartment properties.

FUTURE RESULTS

  This Form 10-Q and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including (a) the inability to lease currently vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies; (e) decreases in rental rates available from tenants; (f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) increases in interest rates; (i) year 2000 issues; and (j) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties.

YEAR 2000 ISSUE

  The Company has been addressing the potential computer program problems resulting from the arrival of Year 2000 (Y2K). The Company has established a Y2K compliance review process to assess the impact on the Company's internal financial information systems and property mechanical operations systems, as well as the potential impact from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties"). The Company has identified required modifications to its internal corporate computer operating system and certain software modifications at its apartment properties. The Company plans to complete these identified modifications in 1998 at an estimated cost of $35,000. The Company's compliance plan is to continue the process of conducting inquiries of its independent third parties in order to determine if these third parties have Y2K problems and what contingency plans they have developed to deal with identified exposures. Based on the results of these inquiries, the Company will formulate appropriate contingency plans to take necessary and feasible precautions against problems not within its control. The Company is also continuing the process of reviewing its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will be on-going for the remainder of 1998 and will likely extend into 1999 depending upon the timeliness of activities of the Company's third parties, whom it does not control.

  Pursuant to the disclosure requirements of the Securities and Exchange Commission, the Company is attempting to identify possible worst case scenarios concerning Y2K issues and the related risks to the Company should one or more of these scenarios occur. It should be noted, however, that the Company has no information as to the probability of these scenarios actually materializing.

  In the Company's opinion, risks which could have a material effect on the Company's business, results of operations, or financial statements would likely be due to the Company's dependence on the services of independent third parties over which the Company has no control. Such potentially material risks would include, but are not limited to, the following: (i) failure of tenants to make rental payments because either their internal systems or their banking institutions will be unable to process such payments; (ii) the Company will be unable to pay vendors and/or creditors due to the failure of tenants to pay rents and/or the Company's banking institutions' failure to process such payments; and (iii) the complete failure or extended interruption of utility services to the Company's properties, which are served by various utilities, due to the utilities' inability to provide such services.

  As of the time of this report, the Company is continuing to evaluate contingency plans for the above described scenarios. However, the Company's plans will depend upon the assessments and contengency plans of the independent third parties. The Company has requested such information from several thousand independent third parties, and it is awaiting receipt of their responses. Responses received to date indicate that independent third parties are working on their own assessments at this time. The Company will continue to assess this matter so as to develop appropriate plans to reasonably mitigate such risks, if and when identified. A widespread failure of tenants (or their banks) to deliver collectible rent payments, or a failure of the Company's principal banks of account to credit deposits to the Company's account or process the Company's checks, or a sustained interruption of utility services to any of the Company's properties is likely to have a material adverse effect on the Company's revenues (which will be extremely adverse if multiple tenants or properties are so affected) and may subject the Company to claims by tenants and contractual counterparties and may result in Company claims against non-performing suppliers and service providers. If such a worse case scenario occurs, it will likely be of catastrophic proportions impacting multiple companies and industries of all kinds. Accordingly, the Company's ability to mitigate its exposures to such risks will be limited to what it can control, and corrective measures will be subject to the Company's resources and the efforts which industry and government make to alleviate the problems.

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

                                    PART II

                               OTHER INFORMATION
                               -----------------


ITEM 1.  LEGAL PROCEEDINGS.

         There are no pending legal proceedings to which the Company is a party or to which any of its properties is subject, which in the opinion of management and its litigation counsel has resulted or will result in any material adverse effect on the financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits
               27.  Financial Data Schedule.

         (b)   Reports on Form 8-K
               Form 8-K filed on August 20, 1998 reporting Adoption of New Shareholder Rights Plan


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


                                        SIZELER PROPERTY INVESTORS, INC.
                                        --------------------------------
                                        (Registrant)


                                        By: /s/ Thomas A. Masilla, Jr.
                                           ------------------------------
                                                Thomas A. Masilla, Jr.
                                             Vice Chairman and President
                                          (Principal Operating and Financial
                                            Officer)


                                        By: /s/ David A. O'Flynn, Jr.
                                           -------------------------------
                                                David A. O'Flynn, Jr.
                                                     Controller
                                             (Principal Accounting Officer)
Date: NOVEMBER 13, 1998