Form 10-K405
period 1998-12-31
SIZELER PROPERTY INVESTORS INC
filed 1999-03-30
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NUMBER 1-9349


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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                              -------     -------

     Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of the Registration S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X ).
                                                      -----

     The aggregate market value of voting stock held by non-affiliates of the registrant was $58,102,000 at March 22, 1999.

     The number of shares of common stock outstanding at March 22, 1999, was 7,930,483.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders to be held in May 1999 are incorporated by reference in Part III of this report.

                                    PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Sizeler Property Investors, Inc. (the "Company") was organized as a Delaware corporation with perpetual existence on October 28, 1986.

     The Company is a self-administered equity real estate investment trust
(REIT) that invests in income- producing shopping center and apartment properties in the southern United States. At December 31, 1998, the Company's investment portfolio included interests in three enclosed regional shopping malls, two power shopping centers, eleven community shopping centers, and fourteen apartment communities. The properties are located in Louisiana (15), Florida (10), Alabama (4), and Texas (1). Leasable area of the retail properties totalled approximately 2.7 million s.f., and the apartment communities contained 3,341 units. At December 31, 1998, the Company's retail and apartment properties were each approximately 95% leased.

     The Company has elected to qualify and be treated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.


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

     The Company's strategy for future growth is to acquire shopping center and apartment properties in fundamentally strong markets in the southern United States as capital and real estate market conditions permit, and to improve the operating performance of those properties through its effective and efficient leasing and management programs. The Company also intends, from time to time, to implement programs of redevelopment or expansion of certain of its properties and, subject to market conditions, develop new properties within its geographical region. The Company believes that its regional concentration and substantial knowledge of the markets in which it operates affords it a competitive advantage in the identification of real estate trends and investment opportunities within those markets.

     At December 31, 1998, approximately 61% of the Company's portfolio consisted of investments in shopping centers and 39% consisted of investments in apartments. In order to provide a degree of portfolio risk diversification, while maintaining a focused approach to asset management, the Company has elected to expand its ownership of apartment properties and, to the extent practical, intends to achieve a balanced portfolio of investments in shopping centers and apartments.

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

     --anticipated future treatment under applicable federal, state, and local tax laws and regulations; and

     --potential for appreciation in value.


     Although the Company presently makes equity investments in real estate, it may invest in mortgages and other types of interests in real estate. The Company may also invest in the securities of other entities engaged in real estate activities or securities of other issuers, subject to the limitations of such investments necessary to maintain its REIT qualification.

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

     The executive officers of the Company are as follows:

     Name                      Age            Position(s) with the Company
     ----                      ---            ----------------------------
Sidney W. Lassen ..........    64          Chairman of the Board, Chief
                                           Executive Officer, and Director
Thomas A. Masilla, Jr......    52          Vice Chairman, President, Principal
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


PROPERTY MANAGEMENT

     The Company has a management agreement with Sizeler Real Estate Management Co., Inc. (the "Management Company"), which is wholly-owned by Sizeler Realty Co., Inc. ("Sizeler Realty"). Sizeler Realty is a diversified real estate service company in which a beneficial minority interest is directly owned by Sidney W. Lassen and the balance is owned by members of the family of Mr. Lassen's wife, and residual entities of the estates of her mother and father.

     Under the terms of the management agreement with the Company, the Management Company performs leasing and management services with respect to the Company's properties, including, for each property, the annual preparation of detailed operating and capital budgets, accounting, data processing, collection of rents, repairs, cleaning, maintenance, and other operating services. Upon request of the Company, the Management Company also performs, or causes to be performed, additional services, such as advertising, promotion, market research, and other management information, and may perform for fees, services for tenants and other third parties, which fees may not qualify under REIT income tests.

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

     Fifteen of the Company's properties, comprising approximately 46% of its investment portfolio, are located in Louisiana. The Louisiana economy, since the late 1980's, has experienced positive growth as reflected in higher levels of employment and an increase in general economic activity. The national and global economies also have an impact on Louisiana, particularly as they affect the tourism, convention, energy, and port industries, which are important segments of the Louisiana economy.

     To diversify its portfolio and reduce the risks of geographic concentration and economic dependency on a primary industry, the Company began a program in 1988 of acquiring properties in other states of the Gulf South region. Today, the Company has properties in Louisiana, Florida, Alabama, and Texas.


ITEM 2.  PROPERTIES

     As of December 31, 1998, the Company's real estate portfolio included interests in sixteen shopping centers and fourteen apartment communities. The Company holds, directly, or indirectly through partnerships, a fee interest in all of its properties, with the exception of the Southwood Shopping Center in Gretna, Louisiana, and the Westland Shopping Center, in Kenner, Louisiana, in which it holds its interests under long-term ground leases. Thirteen of the Company's properties were subject to mortgage loans at December 31, 1998.

     In the opinion of Management, all of the Company's properties are well-maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance.

     The following table sets forth certain information concerning the Company's real estate investments as of December 31, 1998:

                                                                                            Percent
                                                                                           Leased (d)
                                                                     Gross Leasable Area   December 31
                                       Year           Year Last       in Square Feet or    -------------
Description                          Completed        Renovated        Rentable Units      1998    1997
-----------                          ---------        ---------      -------------------   -----   -----

REGIONAL ENCLOSED MALLS (3)
---------------------------
 Hammond Square (b)                     1978             1992              364,681          89%      91%
   (Hammond, Louisiana)                                                    435,085 (a)
 North Shore Square (b)                 1986             1995              355,865          97%      97%
   (Slidell, Louisiana)                                                    623,914 (a)
 Southland Mall (b)                  1970, 1981          1994              469,807          98%      98%
   (Houma, Louisiana)                                                      623,479 (a)
POWER SHOPPING CENTERS (2)
--------------------------
 Lantana Plaza                          1992              ---              275,928          98%      98%
   (Palm Beach County, Florida)
 Westward                            1961, 1990          1995              226,547         100%     100%
   (W. Palm Beach, Florida)
COMMUNITY SHOPPING CENTERS (11)
-------------------------------
 Airline Park(b)                        1973             1986               71,368          92%      93%
   (Metairie, Louisiana)
 Azalea Gardens (b)                     1950             1986               45,032         100%     100%
   (Jefferson, Louisiana)
 Camelot Plaza                          1981              ---               80,760          84%      89%
   (San Antonio, Texas)
 Colonial (b)                           1967             1987               43,230          22%      35%
   (Harahan, Louisiana)
 Delchamps Plaza (b)                    1989              ---               72,649         100%     100%
   (Gonzales, Louisiana)                                                   186,649 (a)
 Rainbow Square                         1986              ---               74,746         100%     100%
   (Dunnellon, Florida)                                                    116,746 (a)
 Southwood (c)                          1986              ---               40,000         100%     100%
   (Gretna, Louisiana)
 Town & Country                         1989              ---              148,782          99%      99%
   (Palatka, Florida)
 Weeki Wachee Village                   1987              ---               82,349          91%      94%
   (Weeki Wachee, Florida)
 Westgate (b)                           1964             1987              208,319          98%      98%
   (Alexandria, Louisiana)
 Westland (b)                           1966             1990              108,271          94%      98%
   (Kenner, Louisiana)                                                   ---------        ----     ----
                                                                         2,668,334          95%      96%
                                                                         =========        ====      ===

APARTMENTS (14)
---------------
 Bel Air                             1968, 1974           ---            202 units          98%      96%
  (Mobile, Alabama)
 Bryn Mawr                              1991              ---            240 units          99%     100%
  (Naples, Florida)
 Colonial Manor (b)                     1967             1994             48 units         100%      98%
   (Harahan, Louisiana)
 Garden Lane (b)                     1966, 1971           ---            261 units         100%      95%
  (Gretna, Louisiana)
 Georgian (b)                           1951             1993            135 units          99%      93%
  (New Orleans, Louisiana)
 Governors Gate (b) (e)                  ---              ---            184 units          66%     n/a
   (Pensacola, Florida)
 Hampton Park                           1977             1995            300 units          96%      97%
   (Mobile, Alabama)
 Jamestown Estates                      1972              ---            177 units          96%      97%
   (Pensacola, Florida)
 Lafayette Square                    1969-1972           1995            675 units          94%      93%
   (Mobile, Alabama)
 Lakeview Club                          1992              ---            443 units          96%      98%
   (Ft. Lauderdale, Florida)
 Magnolia Place (b)                     1984              ---            148 units          91%      99%
   (New Iberia, Louisiana)
 Pine Bend                              1979              ---            152 units          97%      98%
   (Mobile, Alabama)
 Steeplechase (b)                       1982              ---            192 units          98%     100%
   (Lafayette, Louisiana)
 Woodcliff                              1977              ---            184 units          95%      96%
   (Pensacola, Florida)                                                -----------        ----     ----
                                                                       3,341 units          95%      96%
                                                                       ===========        ====     ====

(a) The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. Hammond Square and Southland Mall have stores owned by Dillard Department Stores, Inc., comprising 70,404 s.f. and 153,672 s.f. of space, respectively; North Shore Square Mall has stores owned by Dillard Department Stores, Inc. comprising 115,776 s.f. and 76,954 s.f. of space, and Mervyn's comprising 75,319 s.f. of space; Delchamps Plaza and Rainbow Square Shopping Centers have stores owned by Wal-Mart Stores, Inc., comprising 114,000 s.f. and 42,000 s.f., respectively.

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

(e) This apartment community is under development. As of December 31, 1998, the contractor had released 184 units, of which 66% were leased. The development will have 240 units and completion is expected in early 1999. This property is in the initial lease-up stage and is expected to stabilize occupancy levels by the end of 1999.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

                                                           Dividends
                                High            Low          Paid
                              ---------       -------      ---------
1998
----
1st Quarter................... $ 11 3/8       $10  5/16        $0.22
2nd Quarter...................   11 3/16        9 13/16        $0.22
3rd Quarter...................   10 5/16        8  5/8         $0.22
4th Quarter...................    9 3/16        8  1/16        $0.22

1997
----
1st Quarter................... $ 10 5/8       $ 9  5/8         $0.22
2nd Quarter...................   10 1/2         9  5/8         $0.22
3rd Quarter...................   11 3/4        10  1/4         $0.22
4th Quarter...................   11 5/8         9 11/16        $0.22

     As of March 22, 1999, there were 475 individually-listed owners of record of the Company's shares. Approximately 82% of the Company's outstanding shares are held by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

     The Company has paid dividends in each quarter since its inception as a publicly-owned company in 1987, with a cumulative total of approximately $77.7 million paid to shareholders over this time period.

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

     The federal income tax status of dividends per share paid for each of the five years ended December 31 was as follows:


                          1998     1997    1996    1995    1994
                        --------   -----   -----   -----   -----
 Ordinary Income          $0.62    $0.54   $0.37   $0.40   $0.72
 Return of Capital         0.27(a)  0.34    0.51    0.72    0.38
 Capital Gain              ---      ---     ---     ---     ---
                          -----    -----   -----   -----   -----
   Total                  $0.89    $0.88   $0.88   $1.12   $1.10
                          =====    =====   =====   =====   =====

     (a) Includes a $0.01 per share distribution for the redemption of stock purchase rights in connection with the Company's adoption of a replacement shareholder rights plan.

     The Company has a dividend reinvestment plan pursuant to which the Company's shareholders of record may use their dividends to purchase additional shares. The Company has acquired shares for the plan by open market purchases. Brokerage commissions on all such purchases are paid by the Company and are not charged to plan participants.

Item 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data (in thousands, except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein.


                                                                                      Year Ended December 31,
                                               -----------------------------------------------------------------------------
OPERATING DATA (1)                                1998             1997             1996             1995             1994
                                               ---------        ---------        ---------        ---------        ---------
  Operating Revenue
    Rents and other income                     $  47,648        $  46,286        $  44,255        $  43,087        $  36,621
    Equity in income of partnership                  111               94              103              106               75
                                               ---------        ---------        ---------        ---------        ---------
                                                  47,759           46,380           44,358           43,193           36,696
  Operating Expenses                              30,481           29,280           27,630           26,044           21,382
                                               ---------        ---------        ---------        ---------        ---------
    INCOME FROM OPERATIONS                        17,278           17,100           16,728           17,149           15,314
                                               ---------        ---------        ---------        ---------        ---------

  Other Income (Expenses)
    Interest and dividend income                      32               63               98               42               82
    Interest expense                             (14,554)         (14,608)         (14,542)         (14,497)         (10,248)
                                               ---------        ---------        ---------        ---------        ---------
                                                 (14,522)         (14,545)         (14,444)         (14,455)         (10,166)
                                               ---------        ---------        ---------        ---------        ---------
    INCOME BEFORE GAIN ON SALE
      OF REAL ESTATE                               2,756            2,555            2,284            2,694            5,148
                                               ---------        ---------        ---------        ---------        ---------
Gain on Sale of Real Estate Investments             ----             ----             ----             ----                8
                                               ---------        ---------        ---------        ---------        ---------
INCOME BEFORE EXTRAORDINARY ITEM                   2,756            2,555            2,284            2,694            5,156
  Extraordinary Item--Early Extinguishment
    of Debt                                         ----             ----             (449)            ----             ----
                                               ---------        ---------        ---------        ---------        ---------
      NET INCOME                               $   2,756        $   2,555        $   1,835        $   2,694        $   5,156
                                               =========        =========        =========        =========        =========
Funds From Operations (2)                      $  12,284        $  11,509        $  10,771        $  10,492        $  11,118
Net Cash Provided by (Used in):
  Operating Activities                         $  12,510        $  13,027        $  13,583        $  10,117        $  10,615
  Investing Activities                         $ (17,020)       $  (6,836)       $  (7,555)       $ (17,857)       $ (52,748)
  Financing Activities                         $   4,532        $  (5,531)       $  (6,834)       $   7,591        $  37,257
Dividends Paid                                 $   7,330        $   7,413        $   7,425        $   9,723        $   9,806
Per Share Data:
  Net Income (Basic and Diluted)               $    0.33        $    0.30        $    0.22        $    0.31        $    0.58
  Dividends Paid                               $    0.88        $    0.88        $    0.88        $    1.12        $    1.10
Weighted Average Shares Outstanding                8,331            8,423            8,433            8,690            8,914

                                                  1998             1997             1996             1995             1994
                                               ---------        ---------        ---------        ---------        ---------
BALANCE SHEET DATA
  Gross Investment in Real Estate              $ 329,390        $ 311,216        $ 304,424        $ 296,884        $ 279,698
  Total Assets                                   285,886          276,345          278,380          281,857          269,923
  Mortgage Notes Payable                          89,869           90,615           68,080           68,317           42,139
  Notes Payable                                   49,178           32,342           52,639           51,419           52,987
  Convertible Subordinated Debentures             62,878           62,878           62,878           62,878           62,878
  Total Liabilities                              209,669          191,818          189,013          186,534          163,213
  Shareholders' Equity                            76,217           84,527           89,367           95,323          106,710

________________

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

     The Company's real estate investment portfolio is composed of sixteen shopping center properties and fourteen apartment properties. As of December 31, 1998, the Company's gross investment in real estate totalled $329.4 million, and consisted of approximately 61%, or $199.9 million, in shopping centers, and approximately 39%, or $129.5 million, in apartments. Total revenue for 1998 was $47.8 million, and consisted of approximately 57%, or $27.4 million, generated by the shopping center properties, and approximately 43%, or $20.4 million, generated by the apartment properties.


RESULTS OF OPERATIONS

 Comparison of the years ended December 31, 1998, and 1997.

     For the year ended December 31, 1998, operating revenue from shopping centers and apartments increased approximately $894,000 and $485,000, respectively, resulting in a combined total increase of approximately $1.4 million. The increase in operating revenue is primarily attributable to increases in rental rates coupled with sustained occupancy levels at the properties, offset by the effect of the new accounting method for recognizing percentage rental income for the retail properties (see Note A of Notes to Consolidated Financial Statements). Operating expenses, before depreciation, increased approximately $677,000 in 1998 compared to 1997. The increase in operating expenses associated with the retail properties is $396,000 and with the apartment properties is $281,000. The increase in operating expenses is attributable to the following: (i) an increase in management fees due to increases in investments in real estate properties on which the management fee is based, and an increase in leasing fees due to higher leasing activity in 1998; (ii) an increase in real estate taxes due to increased property value assessments at certain properties; and (iii) an increase in maintenance and administrative expenses due to higher payroll costs, professional fees and other administrative costs associated with the Company's real estate portfolio and capital structure. Depreciation increased $524,000 due to capital improvements made to the Company's properties during 1998 and 1997. Accordingly, income from operations totalled $17.3 million in 1998, compared to $17.1 million in 1997, and income from operations, before depreciation, totalled $27.4 million in 1998, compared to $26.7 million in 1997.

     Interest and dividend income decreased in 1998 compared to 1997 due to reduced interest earnings on mortgage escrow deposits resulting from lower escrow balances during 1998.

     Interest expense reflects a net decrease of $54,000 resulting from the following activity completed within the past twelve months. In December 1997, mortgage financing was completed at one of the Company's enclosed regional malls and has increased interest expense approximately $1.8 million. In the second quarter of 1998, the Company refinanced mortgage debt on ten of its apartment properties, and repaid a mortgage note payable on one of its retail centers, all of which resulted in a reduction in interest expense totalling $394,000. The mortgage proceeds derived from the mortgage financing and refinancing mentioned above were used to pay down variable-rate bank debt and as a result, interest expense on bank debt decreased $1.4 million. During 1998, the Company drew on its bank lines to fund contract payments on the Governors Gate development in Florida, and the related interest charges of $308,000 have been capitalized to the development. The average bank borrowings were approximately $38.6 million and $51.6 million for 1998 and 1997, respectively, with an average rate of 7.6% and 7.8%, respectively.

     Net income in 1998, compared to 1997, increased in the aggregate and on a per-share basis.

 Comparison of the years ended December 31, 1997, and 1996.

     For the year ended December 31, 1997, operating revenue from shopping centers and apartments increased approximately $1.2 million and $844,000, respectively, resulting in a combined total increase of approximately
$2.0 million. The increase in operating revenue is primarily attributable to increases in rental rates coupled with sustained higher occupancy levels at the properties. Operating expenses, before depreciation, in 1997 increased $1.1 million, compared to 1996. The increase in operating expenses associated with the retail properties is $650,000 and with the apartment properties is $498,000. The increase in operating expenses is attributable to the following: (i) an increase in management and leasing fees due to increases in investments in real estate properties, combined with an increase in the rate used to calculate the management fee due to the increase in funds from operations in 1997 over 1996, and an increase in leasing fees due to higher leasing activity in 1997; (ii) an increase in real estate taxes due to increased property value assessments at several properties; and (iii) an increase in maintenance and administrative expenses due to higher payroll costs, professional fees, and other administrative costs associated with the Company's real estate portfolio and capital structure. Depreciation increased $502,000 due to capital improvements made to the Company's properties during 1997 and 1996. Accordingly, income from operations totalled $17.1 million, compared to $16.7 million reported in 1996, and income from operations, before depreciation, totalled $26.7 million in 1997, compared to $25.8 million in 1996.

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

     Net income in 1997, compared to 1996, increased in the aggregate and on a per-share basis. Net income in 1996 included an extraordinary charge of $449,000 resulting from deferred financing costs expensed in connection with the refinancing of mortgage debt.


LIQUIDITY AND CAPITAL RESOURCES

     The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At December 31, 1998, the Company had $1.2 million in cash and cash equivalents, and commitments for a total of $100.0 million of bank lines of credit, of which approximately $49.2 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios.

     Net cash flows provided by operating activities decreased $517,000 in 1998 from 1997, and decreased $556,000 in 1997 from 1996. The decrease between 1998 and 1997 is primarily attributable to a net increase in operating assets over 1997, offset by an increase in income from operations before depreciation. The decrease between 1997 and 1996 is primarily attributable to a net decrease in operating liabilities offset by an increase in income from operations before depreciation.

     Net cash flows used in investing activities increased $10.2 million primarily attributable to the development of a new luxury apartment community in Florida. During 1997, the Company entered into a construction contract with a third-party construction company to build the apartment community. When completed, this community will have

240 garden-style units, with a mix of one, two, and three bedroom units. As of December 31, 1998, the Company had $14.0 million invested in this development. The total development will cost approximately $14.3 million and is expected to be completed in early 1999. Also during 1998, the Company acquired two parcels of land for future development totalling approximately $611,000 located next to two properties owned by the Company. The Company had no other material commitments for capital improvements at December 31, 1998.

     Net cash flows used in investing activities decreased $719,000 in 1997 from 1996, attributable to a decrease in capital expenditures on real estate properties due to the completion of a roofing project at one of the Company's retail centers in 1996, offset by an increase in acquisitions of real estate reflecting the acquisition of land for future development located in Florida as mentioned above. The Company had no other material commitments for capital improvements at December 31, 1997.

     Net cash flows provided by financing activities increased approximately $10.1 million in 1998 from 1997 primarily attributable to using the Company's available bank lines to fund contract payments in connection with the development of the apartment community in Florida. Also in the second quarter of 1998, the Company completed mortgage debt refinancing involving ten of the Company's apartment properties. Mortgage debt totalling $59.1 million was refinanced resulting in new mortgage debt totalling $61.5 million, of which the net proceeds totalling $2.4 million were used to pay down short-term variable-rate bank debt. The Company was able to achieve a reduction of 100 basis points in the average interest rate on the mortgages refinanced, from an average rate of approximately 7.8% down to an average rate of approximately 6.8%. Offsetting the increase in cash flows from financing activities, in the second quarter of 1998, the Company repaid mortgage debt totalling $1.7 million having an interest rate of 9.0% on one of its retail centers, and the Company has additional debt amortization resulting from mortgage debt financing completed in 1997. Additionally during 1998, pursuant to the Company's stock repurchase program initiated in 1995, the Company repurchased 449,000 shares at a total cost of $3.8 million compared to 17,100 shares repurchased at a total cost of $176,000 in 1997.

     Net cash flows used in financing activities decreased $1.3 million in 1997 from 1996 primarily attributable to mortgage debt financing totalling $23 million completed in December 1997 combined with a decrease in treasury shares purchased in 1997 compared to 1996. Proceeds derived from the mortgage debt financing were used to pay down short-term variable-rate bank debt. During 1997, pursuant to the Company's stock repurchase program initiated in 1995, 17,100 shares were repurchased at a total cost of $176,000, compared to 62,800 shares repurchased at a total cost of $516,000 in 1996.

     As of December 31, 1998, thirteen of the Company's properties, comprising approximately 47% of its gross investment in real estate, were subject to a total of $89.9 million in mortgage debt, all of which bear a fixed rate of interest for a fixed term. The remaining seventeen properties in the portfolio are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements on existing properties,
(v) development of new properties, and (vi) normal repair and maintenance expenses at its properties.

     The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on February 5, 1999, declared a cash dividend with respect to the period October 1, 1998, through December 31, 1998, of $.22 per share, to shareholders of record as of February 25, 1999.


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

     For the year ended December 31, 1998, funds from operations totalled $12.3 million, compared to $11.5 million in 1997, an increase of approximately $800,000. This increase in funds from operations results from internal growth and improved operating performance by the Company's real estate properties, which experienced overall income growth, primarily from higher rental rates coupled with sustained occupancy.

     For the year ended December 31, 1997, funds from operations totalled $11.5 million, compared to $10.8 million in 1996, an increase of approximately $700,000. This increase in funds from operations results from internal growth and improved operating performance by the Company's real estate properties, which experienced overall income growth, primarily from higher rental rates coupled with sustained occupancy, offset by a slight increase in interest expense due to a higher level of average borrowings.


FUTURE RESULTS

     This Form 10-K and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease currently vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies;
(e) decreases in rental rates available from tenants; (f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) increases in interest rates; (i) Year 2000 issues; (j) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (k) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (l) the competitive factors described in "Item 1 - Competition" of this report.


YEAR 2000 ISSUE

     The Company has been addressing the potential computer program problems resulting from the arrival of Year 2000 (Y2K). The Company has established a Y2K compliance review process to assess the impact on the Company's internal financial information systems and property mechanical operations systems, as well as the potential impact from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties"). The Company has identified required modifications to its internal corporate computer operating systems and certain software modifications at its apartment properties. The Company has completed these identified modifications and continues to test and monitor its systems. The Company has been working with external consultants to have every computer system evaluated to determine their Y2K compliance. This evaluation has shown that approximately 65% of the Company's computer systems are Y2K compliant. The remaining 35% will either be fixed to become compliant, or they will be replaced with new systems during 1999. The estimated cost to fix and/or completely replace these remaining computer systems range from $5,000 to $25,000. The Company's compliance plan is to continue the process of conducting inquiries of its independent third parties in order to determine if these third parties have Y2K problems, and what contingency plans they have developed to deal with identified exposures. Based on the results of these inquiries, the Company will formulate appropriate contingency back-up plans to take necessary and feasible precautions against problems not within its control. The Company is also continuing the process of reviewing, testing, and monitoring its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will be on-going throughout 1999 due to the dependence upon the timeliness of activities of the Company's third parties, whom it does not control.

     Pursuant to the disclosure requirements of the Securities and Exchange Commission, the Company is attempting to identify possible worst case scenarios concerning Y2K issues and the related risks to the Company should one or more of these scenarios occur. It should be noted, however, that the Company cannot predict the probability of these scenarios actually materializing.

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

     As of the time of this report, the Company is continuing to evaluate contingency plans for the above described scenarios. However, the Company's plans will depend upon the assessments and contingency plans of the independent third parties. The Company has requested such information from several thousand independent third parties, and it is awaiting receipt of their responses. Responses received to date indicate that independent third parties are working on their own assessments at this time. The Company will continue to assess this matter so as to develop appropriate plans to reasonably mitigate such risks, if and when identified. A widespread failure of tenants (or their banks) to deliver collectible rent payments, or a failure of the Company's principal banks of account to credit deposits to the Company's account or process the Company's checks, or a sustained interruption of utility services to any of the Company's properties is likely to have a material adverse effect on the Company's revenues (which will be extremely adverse if multiple tenants or properties are so affected) and may subject the Company to claims by tenants and contractual counterparties and may result in Company claims against non-performing suppliers and service providers. If such a worse case scenario occurs, it will likely be of catastrophic proportions impacting multiple companies and industries of all kinds. Accordingly, the Company's ability to mitigate its exposures to such risks will be limited to what it can control, and corrective measures will be subject to the Company's resources as well as the efforts which industry and government make to alleviate the problems.


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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to interest rate changes primarily as a result of its bank lines of credit and long-term debt used to maintain liquidity, and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows, and to optimize its overall borrowing costs. To achieve its objective, the Company utilizes its variable LIBOR-based, short-term (one to six month maturities) bank credit lines to fund new investments until such investments can be financed with long-term fixed-rate mortgage debt.

     The Company's interest rate risk is monitored on an on-going basis, using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity based on contractual terms to evaluate the expected cash flows and sensitivity to interest changes.

                                         Fixed              Average         Variable           Average
                                          Rate             Interest           Rate            Interest
                                          Debt               Rate             Debt              Rate
                                      ------------         --------        -----------        ---------
   1999                               $  5,148,000           7.62%         $49,178,000          7.10%
   2000                                  1,831,000           7.55%                ----          ----
   2001                                  4,662,000           7.54%                ----          ----
   2002                                  1,949,000           7.53%                ----          ----
   2003                                 64,980,000           7.43%                ----          ----
   Thereafter                           74,177,000           7.13%                ----          ----
                                      ------------                         -----------

   Total at December 31, 1998         $152,747,000           7.62%         $49,178,000          7.10%
                                      ============                         ===========

   Fair Value at December 31, 1998    $150,391,000                         $47,999,000
                                      ============                         ===========

     As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and the level of interest rates.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Balance Sheets as of December 31, 1998 and 1997, and its Consolidated Statements of Income, Shareholders' Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 1998, 1997, and 1996, together with the Reports of Independent Auditors thereon, are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in Notes to Consolidated Financial Statements are also incorporated herein by reference.


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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedules


                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                   Page
                                                                                                   ----
Report of Independent Auditors                                                                       18

Consolidated Balance Sheets as of December 31, 1998, and 1997                                        19

Consolidated Statements of Income for the years ended December 31, 1998, 1997,
  and 1996                                                                                           20

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998,
  1997, and 1996                                                                                     21

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996          22

Notes to Consolidated Financial Statements                                                        23-34

Financial Statement Schedules

     Schedule II.  Valuation and Qualifying Accounts                                                 35

     Schedule III.  Real Estate and Accumulated Depreciation                                      36-37


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Sizeler Property Investors, Inc.


     We have audited the consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                 KPMG LLP

New Orleans, Louisiana
February 4, 1999,
except for Note H, as to
which the date is March 4, 1999

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                           December 31
                                                                                 --------------------------------
                                                                                      1998               1997
                                                                                 -------------      -------------
                        ASSETS
Real estate investments (Notes B and D)
  Land                                                                           $  49,814,000      $  49,203,000
  Buildings and improvements, net of accumulated depreciation
    of $55,964,000 in 1998 and $46,454,000 in 1997                                 222,699,000        214,655,000
  Investments in real estate partnership (Notes A and F)                               913,000            904,000
                                                                                 -------------      -------------
                                                                                   273,426,000        264,762,000

Cash and cash equivalents                                                            1,150,000          1,128,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $423,000 in 1998 and $281,000 in 1997                         2,829,000          2,696,000
Prepaid expenses and other assets, net                                               8,481,000          7,759,000
                                                                                 -------------      -------------

     Total Assets                                                                $ 285,886,000      $ 276,345,000
                                                                                 =============      =============

           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Notes D and M)                                           $  89,869,000      $  90,615,000
Notes payable (Note D)                                                              49,178,000         32,342,000
Accounts payable and accrued expenses                                                6,657,000          4,903,000
Tenant deposits and advance rents                                                      878,000            871,000
Minority interest in real estate partnerships (Note K)                                 209,000            209,000
                                                                                 -------------      -------------
                                                                                   146,791,000        128,940,000
Convertible subordinated debentures (Notes D and M)                                 62,878,000         62,878,000
                                                                                 -------------      -------------
     Total Liabilities                                                             209,669,000        191,818,000
                                                                                 -------------      -------------

SHAREHOLDERS' EQUITY (Notes E and L)
Preferred stock, 6,000,000 shares authorized in 1998 and
  3,000,000 shares authorized in 1997, none issued                                        ----               ----
Common stock, par value $.01 per share, 30,000,000 shares authorized in 1998 and 15,000,000 shares authorized in 1997, shares issued
  and outstanding--8,979,806 in 1998 and 8,966,119 in 1997                              90,000             90,000
Additional paid-in capital                                                         127,750,000        127,602,000
Accumulated distributions in excess of net income (Note G)                         (42,688,000)       (38,028,000)
                                                                                 -------------      -------------
                                                                                    85,152,000         89,664,000
Treasury shares, at cost, 989,800 shares in 1998 and 540,800 shares in 1997         (8,926,000)        (5,146,000)
Accumulated other comprehensive income (Note A)                                         (9,000)             9,000
                                                                                 -------------      -------------
     Total Shareholders' Equity                                                     76,217,000         84,527,000
                                                                                 -------------      -------------
Commitments and contingencies (Note J)                                                    ----               ----
                                                                                 -------------      -------------

     Total Liabilities and Shareholders' Equity                                  $ 285,886,000      $ 276,345,000
                                                                                 =============      =============


                                 See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                  Year Ended December 31
                                                               --------------------------------------------------------
                                                                    1998                 1997                  1996
                                                               -------------         ------------         -------------
OPERATING REVENUE (Notes C & F)
  Rents and other income                                       $  47,648,000         $ 46,286,000         $  44,255,000
  Equity in income of partnership                                    111,000               94,000               103,000
                                                               -------------         ------------         -------------
                                                                  47,759,000           46,380,000            44,358,000
                                                               -------------         ------------         -------------

OPERATING EXPENSES
  Management and leasing (Note F)                                  2,468,000            2,429,000             2,228,000
  Utilities                                                        1,999,000            2,004,000             1,977,000
  Real estate taxes                                                3,692,000            3,446,000             3,363,000
  Administrative expenses                                          2,431,000            2,520,000             2,194,000
  Operations and maintenance (Note F)                              7,201,000            6,828,000             6,391,000
  Other operating expenses                                         2,545,000            2,432,000             2,358,000
  Depreciation and amortization (Note A)                          10,145,000            9,621,000             9,119,000
                                                               -------------         ------------         -------------
                                                                  30,481,000           29,280,000            27,630,000
                                                               -------------         ------------         -------------

    INCOME FROM OPERATIONS                                        17,278,000           17,100,000            16,728,000
                                                               -------------         ------------         -------------

OTHER INCOME (EXPENSES)
  Interest, dividends, and other income                               32,000               63,000                98,000
  Interest expense (Note D)                                      (14,554,000)         (14,608,000)          (14,542,000)
                                                               -------------         ------------         -------------
                                                                 (14,522,000)         (14,545,000)          (14,444,000)
                                                               -------------         ------------         -------------

    INCOME BEFORE EXTRAORDINARY ITEM                               2,756,000            2,555,000             2,284,000
                                                               -------------         ------------         -------------

 Extraordinary item--early extinguishment of debt (Note A)              ----                 ----              (449,000)
                                                               -------------         ------------         -------------

    NET INCOME                                                 $   2,756,000         $  2,555,000         $   1,835,000
                                                               =============         ============         =============

BASIC AND DILUTED EARNINGS PER
  SHARE DATA (Note A):
    Income before extraordinary item                           $        0.33         $       0.30         $        0.27
                                                               =============         ============         =============

    Extraordinary item                                         $        ----         $       ----         $       (0.05)
                                                               =============         ============         =============

    Net income                                                 $        0.33         $       0.30         $        0.22
                                                               =============         ============         =============


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                        Accumulated
                                     Common Stock        Additional    Distributions                    Unrealized
                                 -------------------      Paid-in      in Excess of      Treasury     Gain/(Loss) on
                                   Shares     Amount     Capital       Net Income        Stock          Securities        Total
                                 ---------   -------   ------------   -------------   ------------   ---------------   -----------
Balance at January 1, 1996       8,930,069   $89,000   $127,273,000   $(27,580,000)   $(4,454,000)      $ (5,000)      $95,323,000
Net income for 1996                                                      1,835,000                                       1,835,000
Cash dividends declared and
  paid ($.88 per share)
  (Note G)                                                              (7,425,000)                                     (7,425,000)
Exercise of stock options
  (Note E)                          10,000                   88,000                                                         88,000
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note E)                      6,000                   56,000                                                         56,000
Shares issued pursuant to
  Incentive Award Plan                 300                    3,000                                                          3,000
Unrealized gain on securities
  (Note A)                                                                                                 3,000             3,000
Purchase of treasury shares,
  62,800 shares                                                                          (516,000)                        (516,000)
                                 ---------   -------   ------------   -------------   ------------   ---------------   -----------
Balance at December 31, 1996     8,946,369   $89,000   $127,420,000   $(33,170,000)   $(4,970,000)      $ (2,000)      $89,367,000
Net income for 1997                                                      2,555,000                                       2,555,000
Cash dividends declared and
  paid ($.88 per share)
  (Note G)                                                              (7,413,000)                                     (7,413,000)
Exercise of stock options
  (Note E)                           8,750                   75,000                                                         75,000
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note E)                      9,000     1,000         90,000                                                         91,000
Shares issued pursuant to
  Incentive Award Plan               2,000                   17,000                                                         17,000
Unrealized gain on securities
  (Note A)                                                                                                11,000            11,000
Purchase of treasury shares,
  17,100 share                                                                           (176,000)                        (176,000)
                                 ---------   -------   ------------   -------------   ------------   ---------------   -----------
Balance at December 31, 1997     8,966,119   $90,000   $127,602,000   $(38,028,000)   $(5,146,000)      $  9,000       $84,527,000
Net income for 1998                                                      2,756,000                                       2,756,000
Cash dividends declared and
  paid ($.88 per share)
  (Note G and H)                                                        (7,330,000)                                     (7,330,000)
Stock Rights Redemption (Note L)                                           (86,000)                                        (86,000)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note E)                      9,000                   98,000                                                         98,000
Shares issued pursuant to
  Incentive Award Plan               4,687                   50,000                                                         50,000
Unrealized gain on securities
  (Note A)                                                                                               (18,000)          (18,000)
Purchase of treasury shares,
  449,000 shares                                                                       (3,780,000)                      (3,780,000)
                                 ---------   -------   ------------   -------------   ------------   ---------------   -----------
Balance at December 31, 1998     8,979,806   $90,000   $127,750,000   $(42,688,000)   $(8,926,000)      $ (9,000)      $76,217,000
                                 =========   =======   ============   =============   ============   ===============   ===========


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Year Ended December 31
                                                                 ----------------------------------------------
                                                                     1998              1997            1996
                                                                 ------------     ------------     ------------
OPERATING ACTIVITIES:
  Net income                                                     $  2,756,000     $  2,555,000     $  1,835,000
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                10,145,000        9,621,000        9,119,000
      Extraordinary item--early extinguishment of debt                   ----             ----          449,000
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable and
        accrued revenue                                              (133,000)         332,000           60,000
      (Increase) decrease in prepaid expenses and
        other assets                                                 (962,000)        (196,000)         538,000
      Increase (decrease) in accounts payable and accrued
        expenses                                                      609,000          531,000        1,610,000
      Other, net                                                       95,000          184,000          (28,000)
                                                                 ------------     ------------     ------------
        Net Cash Provided by Operating Activities                  12,510,000       13,027,000       13,583,000
                                                                 ------------     ------------     ------------

INVESTING ACTIVITIES:
  Acquisitions of land                                               (611,000)        (550,000)            ----
  Improvements to real estate investments, net of
    related retainage payable                                     (16,409,000)      (6,286,000)      (7,555,000)
                                                                 ------------     ------------     ------------
        Net Cash Used in Investing Activities                     (17,020,000)      (6,836,000)      (7,555,000)
                                                                 ------------     ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks (Note I)                                      78,345,000       23,000,000       24,649,000
  Principal payments on mortgage notes payable and
    notes payable to banks (Note I)                               (62,255,000)     (20,764,000)     (23,664,000)
  Debt issuance costs and mortgage escrow deposits                   (414,000)        (267,000)          82,000
  Cash dividends and other distributions to
    Shareholders (Note G)                                          (7,414,000)      (7,413,000)      (7,425,000)
  Issuance of shares pursuant to stock option and award plans          50,000           92,000           90,000
  Minority interest in real estate partnerships (Note K)                 ----           (3,000)         (50,000)
  Purchases of treasury shares                                     (3,780,000)        (176,000)        (516,000)
                                                                 ------------     ------------     ------------
        Net Cash Provided by (Used in) Financing Activities         4,532,000       (5,531,000)      (6,834,000)
                                                                 ------------     ------------     ------------

  Net increase (decrease) in cash and cash equivalents                 22,000          660,000         (806,000)
  Cash and cash equivalents at beginning of year                    1,128,000          468,000        1,274,000
                                                                 ------------     ------------     ------------
        CASH AND CASH EQUIVALENTS AT END
          OF YEAR                                                $  1,150,000     $  1,128,000     $    468,000
                                                                 ============     ============     ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1998, 1997, and 1996


NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Sizeler Property Investors, Inc., and its majority-owned and controlled subsidiaries and partnerships (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a real estate partnership at December 31, 1998 and 1997, represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

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

     In accordance with Statement of Financial Accounting Standards (SFAS)
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews real estate (and other long-lived assets) and certain identifiable intangibles to be held and used, whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. If it is indicated that the carrying amount may not be recoverable from future cash flows generated by the asset, an impairment loss will be recognized. No real estate is held for sale at December 31, 1998.

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

     On May 21, 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus decision on Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, which provides that recognition of contingent (percentage) rental income in interim periods must be deferred until the specified target (breakpoint) that triggers the percentage rental income is achieved. Consistent with industry practice, the Company has historically recognized percentage rental income based on a percentage of tenants' sales ratably over the course of the year. The Company has adopted Issue No. 98-9 and has deferred the recognition of percentage rental income until the date that the tenants' sales exceed the breakpoint set forth in the lease agreements. However, on November 19, 1998, the EITF withdrew its May 21, 1998, consensus on Issue No. 98-9. This change in thinking by the EITF was met with strong objections from the Securities and Exchange Commission (SEC) on the basis that income should not be accrued if it can be reversed. The SEC is expected to pursue this matter further in 1999 and state its position through a release of the SEC's Staff Accounting Bulletin (SAB) on revenue recognition. Based on the strong objection taken by the SEC to the withdrawal of Issue
No. 98-9 by the EITF, the Company has elected to continue accounting for percentage rental income as prescribed by Issue No. 98-9 until the SEC renders its final position on the recognition of percentage rents.

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

     A real estate investment trust is required to distribute to shareholders at least 95% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 1998, the income tax basis, net of accumulated tax depreciation, of the Company's real estate properties was approximately $260 million.

     Comprehensive Income. Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement requires the reporting of comprehensive income and its components, the purpose of which is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The term comprehensive income is used to describe the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles (GAAP) are included in comprehensive income, but excluded from net income. Comprehensive income for the years ended December 31, 1998 and 1997, was $2,738,000 and $2,566,000,
respectively. Other comprehensive income was composed of unrealized holding gains or losses on marketable securities.

     Earnings Per Share.   The Company adopted SFAS No. 128, Earnings Per Share,
which superseded Accounting Principles Board (APB) Opinion No. 15, Earnings Per Share, and replaced the presentation of "primary EPS", which the Company has historically presented, with a presentation of "basic EPS", and replaced the presentation of "fully diluted EPS", which the Company has not been required to present due to the immaterial difference from primary EPS, with "diluted EPS." Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As required by SFAS
No. 128, the Company adopted the provisions of the new standard in 1997, and accordingly, restated 1996.

     A reconciliation of the basic EPS computation to the diluted EPS computation considers the effect of dilution on both net income and shares of common stock. There is no effect on net income in the calculation of diluted EPS for the years ended December 31, 1998, 1997, and 1996. The effect of dilution on shares of common stock for each of those years is as follows:


                                             1998                        1997                        1996
                                    -----------------------     -----------------------     -----------------------
                                      Shares      Per Share       Shares      Per Share       Shares      Per Share
                                    ---------     ---------     ---------     ---------     ---------     ---------
Basic EPS                           8,330,835       $0.33       8,423,277       $0.30       8,432,676       $0.22
Effect of dilutive securities:
    Stock options                      17,634                      25,508                       1,381
                                    ---------       -----       ---------       -----       ---------       -----
Diluted EPS                         8,348,469       $0.33       8,448,785       $0.30       8,434,057       $0.22
                                    =========       =====       =========       =====       =========       =====

     For the years ended December 31, 1998, 1997, and 1996, options to purchase 316,940, 147,000, and 209,500 shares of common stock, respectively, were outstanding but excluded in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of common shares. The Company's outstanding Debentures are also excluded from the computation for 1998, 1997, and 1996 due to their antidilutive effect.

     Common Stock and Preferred Stock. In March 1998, the Board of Directors approved an increase in the Company's authorized Preferred Stock, from 3 million shares to 6 million shares, and its authorized Common Stock, from 15 million to 30 million shares, pursuant to shareholder approval given at the Company's 1994 Annual Meeting of Shareholders, which gave the Board of Directors authority to effect the said increases in the Company's authorized shares for a period of five years. The Company has one class of Common Stock, and the additional authorized shares have the same voting rights and other attributes as the existing outstanding shares of Common Stock. The Board of Directors is authorized to provide for the issuance of the Preferred Stock, and to fix the designations, powers, preferences and rights of the shares of each series, and the qualifications, limitations, or restrictions thereof. The Company does not have any outstanding shares of Preferred Stock.

     Stock Option Plans. Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

     Reclassifications. Certain reclassifications have been made in the 1997 and 1996 Consolidated Financial Statements to conform to the 1998 financial statement presentation.


NOTE B:  REAL ESTATE INVESTMENTS

     Certain real estate with a book value of approximately $131,220,000 at December 31, 1998, is pledged as collateral for notes payable described in Note D. In addition, certain notes are secured by assignments of rents and leases on such real estate. Certain real estate is located on land subject to long-term ground leases expiring at dates through 2046.

     In 1998, the Company incurred total development costs of $12.2 million on the development of an apartment property and expects the development to be completed in early 1999. At December 31, 1998, the Company had a total investment in the development of $14.0 million, of which construction in progress totalled $7.9 million. Also in 1998, the Company acquired two parcels of developable land, one parcel adjacent to a retail center and the other parcel adjacent to an apartment property, totalling approximately $611,000.

     In 1997, the Company acquired land for approximately $550,000 for the purpose of developing new apartment units. At December 31, 1997, the Company had total investment and total construction in progress in the apartment development of $1.8 million.

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

     Rents and other income in the Company's Consolidated Statements of Income include reimbursed expenses, comprised of the following items:


                                               Year Ended December 31
                                        ------------------------------------
                                           1998         1997         1996
                                        ----------   ----------   ----------
     Common area maintenance            $3,124,000   $2,873,000   $2,802,000
     Real estate tax and insurance       2,083,000    1,956,000    1,796,000
     Utility charges                     1,115,000    1,058,000      949,000
     Other tenant income                 1,072,000      923,000      877,000
     Other income                          470,000      443,000      460,000
                                        ----------   ----------   ----------
                                        $7,864,000   $7,253,000   $6,884,000
                                        ==========   ==========   ==========


     The Company's shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancellable operating leases at December 31, 1998, are as follows:


              Year                             Amount
              ----                         -------------
              1999                         $  17,846,000
              2000                            15,886,000
              2001                            14,660,000
              2002                            13,252,000
              2003                            11,799,000
              Thereafter                      49,122,000
                                           -------------
                                           $ 122,565,000
                                           =============

     The above amounts do not include rental income that is based on tenants' sales or reimbursed expenses.

     Reportable Operating Segments. Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no intersegment sales or transfers. The accounting policies of the segments are the same as those described in Note A, Significant Accounting Policies.

     The Company assesses and measures segment operating results based on a performance measure referred to as Income from Rental Operations, and is based on the revenues and expenses associated with the operations of the real estate properties. Income from Rental Operations is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

     The operating revenues, operating expenses, income from rental operations, and real estate investments for each of the reportable segments are summarized below for the years ended December 31, 1998, 1997, and 1996.



                                       1998            1997            1996
Operating revenues:               ------------    ------------    ------------
  Retail                          $ 27,416,000    $ 26,522,000    $ 25,344,000
  Apartments                        20,343,000      19,858,000      19,014,000
                                  ------------    ------------    ------------
                                  $ 47,759,000    $ 46,380,000    $ 44,358,000
                                  ============    ============    ============

Operating expenses:
  Retail                          $ 10,921,000    $ 10,525,000    $  9,875,000
  Apartments                         9,415,000       9,134,000       8,636,000
                                  ------------    ------------    ------------
                                    20,336,000      19,659,000      18,511,000
  Depreciation                      10,145,000       9,621,000       9,119,000
                                  ------------    ------------    ------------
                                  $ 30,481,000    $ 29,280,000    $ 27,630,000
                                  ============    ============    ============

Income from Rental Operations:
  Retail                          $ 16,495,000    $ 15,997,000    $ 15,469,000
  Apartments                        10,928,000      10,724,000      10,378,000
                                  ------------    ------------    ------------
                                    27,423,000      26,721,000      25,847,000
  Depreciation                     (10,145,000)     (9,621,000)     (9,119,000)
                                  ------------    ------------    ------------
Income from operations              17,278,000      17,100,000      16,728,000
Other Income/(Expenses) (1)        (14,522,000)    (14,545,000)    (14,893,000)
                                  ------------    ------------    ------------

Net Income                        $  2,756,000    $  2,555,000    $  1,835,000
                                  ============    ============    ============

Real Estate Investments: (2)
  Retail                          $199,880,000    $197,770,000    $195,188,000
  Apartments                       129,510,000     113,446,000     109,236,000
                                  ------------    ------------    ------------
                                  $329,390,000    $311,216,000    $304,424,000
                                  ============    ============    ============


     (1) Includes interest and dividend income, interest expense, and for the year 1996, extraordinary item for early extinguishment of debt.

     (2) Includes investments in land which the Company can use for future development, and an investment in a real estate partnership, which is accounted for by the equity method.

NOTE D:   NOTES PAYABLE

     The Company's mortgage notes payable at December 31, 1998 and 1997, are as follows:



                                        Secured by Land,                  Balance
                                         Buildings, and                 Outstanding at
                                         Improvements,                   December 31,
                        Interest       with Book Value on       -----------------------------
Principal Maturity      Rate (c)       December 31, 1998           1998             1997
------------------      --------       ------------------       ----------       ------------
March 1, 1999 (a)        9.00%           $        (a)           $      ----       $ 1,749,000
December 1, 1999        10.88%              4,188,000             3,450,000         3,491,000
May 1, 2008 (b)          6.85%             25,981,000            16,048,000        16,000,000
June 1, 2008 (b)         6.87%             10,011,000             8,548,000         6,709,000
May 1, 2008 (b)          6.85%              3,718,000             3,009,000         3,000,000
May 1, 2008 (b)          6.85%              4,431,000             3,611,000         3,600,000
May 1, 2008 (b)          6.85%              4,421,000             3,260,000         3,250,000
May 1, 2008 (b)          6.85%              5,034,000             3,230,000         3,220,000
May 1, 2008 (b)          6.85%              4,751,000             3,325,000         3,315,000
May 1, 2008 (b)          6.85%             19,082,000            12,237,000        12,200,000
May 1, 2008 (b)          6.85%             12,724,000             7,824,000         7,800,000
September 30, 2001       8.63%              4,206,000             3,151,000         3,281,000
January 1, 2013          8.05%             32,673,000            22,176,000        23,000,000
                                         ------------           -----------       -----------
                                         $131,220,000           $89,869,000       $90,615,000
                                         ============           ===========       ===========

___________________________

(a)  In June 1998, the Company repaid this mortgage debt totalling $1.7 million.

(b) In April and May 1998, the Company refinanced these mortgage notes payable, thereby reducing the fixed rates of interest from an average of 7.85% to an average of 6.85%.

(c) The weighted average interest rate on mortgage debt at December 31, 1998, was 7.36%.


     Future principal payments on the Company's mortgage notes payable at December 31, 1998, are as follows:

                    Year                         Amount
                    ----                       -----------
                    1999                       $ 5,148,000
                    2000                         1,831,000
                    2001                         4,662,000
                    2002                         1,949,000
                    2003                         2,102,000
                                               -----------
                                               $15,692,000
                                               ===========


     In May 1993, the Company completed an offering of $65 million of 8% Convertible Subordinated Debentures, due 2003 (less $2.6 million of underwriting costs). The debentures are convertible into common stock of the Company, based on $13.00 per share, at any time prior to maturity, unless previously redeemed. No debentures were converted in 1998, 1997, or 1996.

     The Company has commitments for lines of credit from commercial banks totalling $100 million, of which $49.2 million was available at December 31, 1998. The weighted average interest rate was 7.6% and 7.8% for the years ended December 31, 1998 and 1997, respectively. The terms of the agreements for the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of any material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity or other financial ratios. The Company was in compliance with the bank debt covenant agreements at December 31, 1998.


NOTE E:  STOCK OPTION AND OWNERSHIP PLANS

     On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 10-year options may be granted to key employees, and are annually granted to directors at the fair market value of the Company's common stock on the date of grant. A total of 350,000 shares of common stock of the Company are available for grant, of which a maximum of 125,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% vests six months from the grant date. No options will be granted under the 1996 Plan after February 1, 2006. A total of 58,500 options were exercisable under the 1996 Plan at December 31, 1998.

     The Company had a 1986 Stock Option Plan (the "1986 Plan"), which terminated in October 1996. Under the 1986 Plan, 10-year options were granted to key employees and were annually granted to directors at the fair market value
of the Company's common stock at the date of grant.   At December 31, 1998,
there were a total of 267,250 shares of common stock reserved for issuance upon exercise of options granted under the 1986 Plan. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% vests six months from the grant date.

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

                                       As Reported                             Pro Forma Results
                          ------------------------------------        ------------------------------------
                             1998         1997         1996              1998         1997         1996
                          ----------   ----------   ----------        ----------   ----------   ----------

Net income                $2,756,000   $2,555,000   $1,835,000        $2,671,000   $2,501,000    $1,821,000
                          ==========   ==========   ==========        ==========   ==========    ==========

Net income per share      $     0.33   $     0.30   $     0.22        $     0.32   $     0.30    $     0.22
                          ==========   ==========   ==========        ==========   ==========    ==========

     Pro forma net income reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     For grants in 1998, 1997 and 1996, the fair value of each option grant is estimated on the date of grant using an option pricing model based on the following assumptions:

                                      1998        1997        1996
                                    ---------   ---------   ---------
       Risk free interest rate           5.8%        6.8%        6.6%
       Expected life                10 years    10 years    10 years
       Expected volatility              23.7%       26.6%       29.5%
       Expected dividend                 8.0%        8.3%       10.5%


     The following summary is on the Company's 1996 and 1986 Plans combined for the years ended December 31, 1998, 1997, and 1996:

                                             1998                 1997               1996
                                      ------------------    -----------------   ----------------
                                                Weighted             Weighted            Weighted
                                                 Average              Average             Average
                                                Exercise             Exercise            Exercise
                                       Shares     Price     Shares     Price     Shares    Price
                                      ---------   ------   ---------   ------   --------   ------
Outstanding at beginning of year       368,750    $11.18    327,500    $11.44   309,500    $12.83
Granted                                107,000     11.00     60,000     10.25   115,500      8.67
Exercised                                    0      0.00     (8,750)     8.63   (10,000)     8.75
Expired                                (25,000)    16.75    (10,000)    16.38   (87,500)    13.02
                                       -------    ------    -------    ------   -------    ------
Outstanding at end of year             450,750    $10.83    368,750    $11.18   327,500    $11.44
                                       =======    ======    =======    ======   =======    ======

Options exercisable                    325,750    $10.83    260,000    $11.86   205,500    $13.00
                                       =======    ======    =======    ======   =======    ======


     The weighted-average grant date fair value of options granted in 1998, 1997, and 1996, was $11.00, $10.25, and $8.67, respectively.

     The following table summarizes information about the Company's stock option plans outstanding at December 31, 1998:

                                     Options Outstanding                                                Options Exercisable
-------------------------------------------------------------------------------------------   -------------------------------------
                                   Number          Weighted-Average                                Number
Range of                       Outstanding at          Remaining         Weighted-Average      Exercisable at     Weighted  Average
Exercise Prices               December 31, 1998    Contractual Life       Exercise Price      December 31, 1998    Exercise Price
---------------------------   -----------------   -------------------   -------------------   -----------------   -----------------

$   8.50-$10.19                         161,750              6.5 yrs.              $   9.00             161,750            $   9.00
$  10.20-$11.94                         178,000              7.8 yrs.                 10.79              53,000               10.73
$  11.95-$14.94                         111,000              3.7 yrs.                 13.54             111,000               13.54
                                        -------              --------              --------            --------              ------
                                        450,750              6.3 yrs.              $  10.83             325,750            $  10.83
                                        =======              ========              ========            ========            ========

     The 1994 Directors' Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, are entitled to receive an annual director's fee of 750 shares. The number of shares entitled was amended to 1,000 shares, effective January 1, 1996, and amended to 1,500 shares, effective January 1, 1997. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. Under this Plan, there were 9,000 shares issued in each year 1998 and 1997, and there were 6,000 shares issued in 1996.

     The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the Company's achievement of planned growth in funds from operations per share. The Plan is administered by a committee of the Board of Directors of the Company, composed of those members of the Compensation Committee. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company recognized compensation costs totalling $101,000 in 1998, $100,000 in 1997, and $39,000 in 1996, which includes the issuance of 5,677, 4,687, and 2,000 shares, respectively.


NOTE F:  RELATED PARTY TRANSACTIONS

    The Company has a contract with Sizeler Real Estate Management Co., Inc. (the "Management Company") to manage the Company's real estate properties. A beneficial minority interest is directly owned in Sizeler Realty Co., Inc. ("Sizeler Realty"), the parent of the Management Company, by an officer of the Company, and the balance is owned by members of the family of the officer's wife and residual entities of the estates of her mother and father. The agreement is renewable annually, subject to the approval of a majority of the unaffiliated directors of the Company, and subject to the termination rights of the parties. The management agreement may be terminated for any reason by either party upon 180 days' written notice.

   The management fee is based on the Company's gross investment in real estate, adjusted for year-to-year increases (or decreases) in funds from operations per share. The annual management fee, which is calculated based upon .65% of the Company's gross investment in real estate at the beginning of each year, is paid ratably on a monthly basis, adjusted for acquisitions or dispositions of property during a year. At the end of each year, the management fee for that year will be adjusted (either upward or downward) by the percentage increase or decrease in the Company's funds from operations per share, compared to the previous year. Accordingly, the management fee paid to the Management Company for 1998 and 1997 was based upon .697% each year, and for 1996, was based upon
 .688% of the Company's gross investment in real estate due to an increase in funds from operations per share year over year. The Management Company also receives a leasing fee equal to 3% of the total fixed minimum rent payable for
retail properties during the term of a new lease (2.5% on renewal leases).   In
addition to management and leasing fees, the Management Company is reimbursed for certain administrative expenses of the Company.

   Under the management contract, the Company made cash payments to the Management Company of $2,752,000, $2,478,000, and $2,448,000 in 1998, 1997, and
1996, respectively. At December 31, 1998, there were no amounts accrued or payable, and for 1997, $141,000 was accrued and payable.

   The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $101,000 in 1998, $99,000 in 1997, and $100,000 in
1996.  The lease provides for two five-year renewal options.

   The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease, expiring on December 31, 2046, with two trusts that own the land, the respective beneficiaries of which are an officer and director's wife and her brother. The two trusts were extinguished upon the last to die of the parents of the officer and director's wife and her brother, and a residual entity succeeded to ownership. The Company was charged $45,000 in 1998, $51,000 in 1997, and $52,000 in 1996.

   In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center ("Southwood") from Sizeler Realty (LaPalco), Inc. ("LaPalco"), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease from an entity in which an officer and director and his wife and her brother and her brother's wife own interests, expiring on March 31, 2031. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. No ground rent was payable under the lease agreement in 1998, 1997, or 1996. LaPalco is the primary obligor on a mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. At December 31, 1998, the balance of the mortgage note payable was $1,199,000. Although the Company is not an obligor on the mortgage note payable, the partnership's interest in Southwood is subordinated to the mortgage encumbering the property.

   The Company incurred $37,000 in each year 1998 and 1997, and $41,000 in 1996 for maintenance services provided by an affiliate of the Management Company.

   A director and officer of the Company is a director of Hibernia National Bank ("Hibernia"). At December 31, 1998, $20,000,000 of the Company's $100,000,000
bank lines of credit was provided by Hibernia. The Company had borrowings under this line totalling $14,092,000 at December 31, 1998, and $2,948,000 at December 31, 1997.

NOTE G:  DIVIDEND DISTRIBUTION

   The dividends paid in 1998, 1997, and 1996 for federal income tax purposes were as follows:

                                                   1998                      1997                     1996
                                         ------------------------   ------------------------   ------------------
                                                          Per                        Per                     Per
                                           Total         Share        Total         Share        Total      Share
                                         ----------   -----------   ----------   -----------   ----------   -----
Ordinary income                          $5,165,000   $     0.62    $4,549,000    $     0.54   $3,122,000   $0.37
Return of capital                         2,249,000         0.27(a)  2,864,000          0.34    4,303,000    0.51
                                         ----------   ----------    ----------    ----------   ----------   -----
                                         $7,414,000   $     0.89    $7,413,000    $     0.88   $7,425,000   $0.88
                                         ==========   ==========    ==========    ==========   ==========   =====

     (a) Includes a $0.01 per share distribution for the redemption of stock purchase rights in connection with the Company's adoption of a replacement shareholder rights plan.

NOTE H:  SUBSEQUENT EVENTS

   On March 4, 1999, the Company paid a $.22 per share quarterly dividend, to shareholders of record as of February 25, 1999.

   In March 1999, the Company increased its committed bank lines of credit by $5 million, bringing its total committed bank lines of credit to $105 million.


NOTE I:  CASH FLOWS

   During 1998, the Company completed mortgage refinancing involving ten of the Company's apartment properties. Mortgage debt totalling $59.1 million was refinanced resulting in new mortgage debt totalling $61.5 million, of which net proceeds totalling $2.4 million were used to pay-down short-term variable-rate debt. The Company was able to achieve a reduction in the average interest rate paid on the mortgages refinanced by approximately 100 basis points, from an average rate of approximately 7.8% down to an average rate of approximately 6.8%. During 1998, the Company also repaid mortgage debt totalling $1.7 million bearing a fixed rate of interest of 9.0% on a retail community center.

   During 1997, the Company completed mortgage financing on a regional enclosed mall incurring a mortgage note payable totalling $23,000,000.

   During 1996, the Company refinanced three mortgage notes payable, which resulted in reductions of the fixed rates of interest from a high of 9.8% and 9.5% to a low of 8.6% and 7.4%, respectively, and extended the maturity dates ranging from one to five years.

   Cash interest payments made in 1998, 1997, and 1996 totalled $14,562,000, $14,591,000, and $14,659,000, respectively.


NOTE J:  COMMITMENTS AND CONTINGENCIES

   The Company's officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $111,000, $115,000, and $114,000, in 1998, 1997, and 1996, respectively.

   The Company, from time to time, may be subject to litigation arising from the conduct of its business. Management does not believe that any existing litigation involving the Company will materially affect its financial condition or future results of operations.


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


NOTE L:  SHAREHOLDER RIGHTS PLAN

   On August 6, 1998, the Company's Board of Directors adopted a replacement shareholder rights plan ("Plan") to supersede a shareholder rights plan which had been in effect since 1989. Simultaneously, the board declared a dividend distribution of one purchase right ("Right") for each share of the Company's Common Stock outstanding at the close of business August 27, 1998, or subsequently issued. Each Right entitles the holder to purchase 1/1,000 of a share of a new Series A Preferred Stock of the Company ("Preferred Stock").

     The Rights become exercisable upon the earlier of (i) the date of the Company's public announcement that a person or affiliated group has acquired, or obtained the right to, beneficial ownership of 15% or more of the Company's Common Stock; (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group owning 30% or more of the Company's Common Stock; or (iii) ten business days after the Company's Board of Directors determines that a person or affiliated group has become the beneficial owner of at least 10% of the Company's Common Stock and that ownership (a) is intended to cause pressure on the Company to take action or enter into a transaction or transactions intended to provide such persons with short-term financial gain under circumstances where the best long-term interests of the Company and its shareholders would not be served, or (b) is causing or is reasonably likely to cause a material adverse impact on the business or prospects of the Company (including but not limited to jeopardizing the Company's status as a real estate investment trust, impairing relationships with the Company's tenants, customers, lenders, providers of financial and other services, or regulators or impairing the Company's ability to maintain its competitive position).

     The exercise price of a Right has been established at $40, subject to adjustment as provided in the Plan. Once exercisable, each Right would entitle the holder to purchase Preferred Stock having a value equal to two times the value of the Right. The Rights expire on August 27, 2008.


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

     The carrying value of mortgage notes payable is $89.9 million and $90.6 million at December 31, 1998, and 1997, respectively, while the estimated fair
value is $90.3 million and $90.0 million, respectively.   The estimated fair
value is based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities. The estimated fair value of the Company's 8% convertible subordinated debentures, with a carrying value of $62.9 million at December 31, 1998, and 1997, was $59.1 million and $60.4 million, respectively, based upon the quoted market prices of the securities as of the end of the respective years.

NOTE N:  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized (unaudited) quarterly financial data for the years ended 1998 and 1997 are as follows (in thousands, except per share data):

                                          Three months ended in 1998
                                -----------------------------------------------
                                March 31   June 30   September 30   December 31
                                --------   -------   ------------   -----------
Revenues                         $11,777   $11,834        $11,720       $12,428
Net income                       $   664   $   711        $   680       $   701
Net income per share             $  0.08   $  0.08        $  0.08       $  0.09

                                          Three months ended in 1997
                                -----------------------------------------------
                                March 31   June 30   September 30   December 31
                                --------   -------   ------------   -----------
Revenues                         $11,332   $11,486        $11,565       $11,997
Net income                       $   606   $   630        $   620       $   699
Net income per share             $  0.07   $  0.08        $  0.07       $  0.08

                                                                     SCHEDULE II


               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1998, 1997, and 1996




COLUMN A                                        COLUMN B    COLUMN C     COLUMN D     COLUMN E
--------                                       ----------   ----------   ----------  ----------
                                               Balance at   Additions                  Balance
                                               Beginning    Charged to                 at End
                                               of Period    Operations   Deductions   of Period
                                               ----------   ----------   ----------  ----------
Year ended December 31, 1998
   Allowance for doubtful accounts              $281,000    $248,000     $106,000     $423,000
                                                ========    ========     ========     ========


Year ended December 31, 1997
   Allowance for doubtful accounts              $204,000    $149,000     $ 72,000     $281,000
                                                ========    ========     ========     ========

Year ended December 31, 1996
   Allowance for doubtful accounts              $166,000    $191,000     $153,000     $204,000
                                                ========    ========     ========     ========

                                                                    SCHEDULE III

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

        COLUMN A                  COLUMN B             COLUMN C              COLUMN D                  COLUMN E
-----------------------------   -----------   --------------------------   ------------  ----------------------------------------
                                                                              Costs
                                                                            Capitalized
                                                                           Subsequent to          Gross Amount at Which
                                                Initial Cost to Company     Acquisition         Carried at Close of Period
                                              --------------------------   -------------  ----------------------------------------
                                                             Buildings &       Net                      Buildings &
Description                     Encumbrance      Land       Improvements   Improvements      Land      Improvements
-----------------------------   -----------   -----------   ------------   ------------   ----------   ------------
Regional enclosed malls:
 Hammond Square                 $       ---   $ 2,574,000   $ 23,664,000    $ 2,661,000   $2,559,000    $26,340,000
 North Shore Square              22,176,000     4,000,000     30,150,000      4,103,000    4,366,000     33,887,000
 Southland                              ---     2,408,000     28,289,000     12,064,000    2,945,000     39,816,000
                                -----------   -----------   ------------    -----------   ----------    -----------
                                 22,176,000     8,982,000     82,103,000     18,828,000    9,870,000    100,043,000
                                -----------   -----------   ------------    -----------   ----------    -----------

Power shopping centers:
 Lantana Plaza                          ---     6,000,000     14,107,000      3,849,000    7,808,000     16,148,000
 Westward Plaza                         ---     5,676,000     13,506,000      3,406,000    5,677,000     16,911,000
                                              -----------   ------------    -----------   ----------    -----------
                                               11,676,000     27,613,000      7,255,000   13,485,000     33,059,000
                                              -----------   ------------    -----------   -----------    ----------

Community shopping centers:
 Airline Park                           ---       977,000      1,037,000        205,000      977,000      1,242,000
 Azalea Gardens                         ---       574,000        806,000        509,000      574,000      1,315,000
 Camelot Plaza                          ---       993,000      2,281,000        568,000    1,126,000      2,716,000
 Colonial                               ---       554,000        555,000        347,000      559,000        897,000
 Delchamps Plaza                  3,450,000       713,000      4,381,000        116,000      713,000      4,497,000
 Rainbow Square                   3,151,000       970,000      4,443,000        142,000      984,000      4,571,000
 Town & Country                         ---       860,000      3,194,000      1,025,000    1,491,000      3,588,000
 Weeki Wachee                           ---     2,185,000      4,179,000        667,000    2,819,000      4,212,000
 Westgate                               ---     1,809,000      2,162,000      1,103,000    1,774,000      3,300,000
 Westland (e)                           ---           ---      3,068,000      2,087,000          ---      5,155,000
                                -----------   -----------   ------------    -----------   ----------    -----------
                                  6,601,000     9,635,000     26,106,000      6,769,000   11,017,000     31,493,000
                                -----------   -----------   ------------    -----------   ----------    -----------

Apartments:
 Bel Air                          3,260,000       500,000      3,674,000      1,148,000      500,000      4,822,000
 Bryn Mawr                        8,548,000     1,575,000      9,020,000        894,000    1,575,000      9,914,000
 Colonial Manor                         ---       212,000        771,000        383,000      212,000      1,154,000
 Garden Lane                      3,611,000       500,000      3,117,000      1,709,000      500,000      4,826,000
 Georgian                               ---       839,000      2,420,000      1,359,000      839,000      3,779,000
 Governors Gate (f)                     ---       550,000            ---     13,402,000      550,000     13,402,000
 Hampton Park                     5,477,000     1,305,000      6,616,000      3,220,000    1,305,000      9,836,000
 Jamestown                        3,230,000       712,000      4,035,000        919,000      712,000      4,954,000
 Lafayette Square                12,237,000     2,632,000     14,282,000      6,393,000    2,632,000     20,675,000
 Lakeview Club                   16,048,000     4,400,000     23,200,000      1,687,000    4,400,000     24,887,000
 Magnolia Place                         ---       175,000      2,050,000        634,000      175,000      2,684,000
 Pine Bend                        2,347,000       450,000      3,029,000      1,151,000      753,000      3,877,000
 Steeplechase                     3,009,000       458,000      3,068,000      1,378,000      594,000      4,310,000
 Woodcliff                        3,325,000       695,000      4,047,000        901,000      695,000      4,948,000
                                -----------   -----------   ------------    -----------   ----------    -----------
                                 61,092,000    15,003,000     79,329,000     35,178,000   15,442,000    114,068,000
                                -----------   -----------   ------------    -----------   ----------    -----------
         TOTAL                  $89,869,000   $45,296,000   $215,151,000    $68,030,000  $49,814,000   $278,663,000
                                ===========   ===========   ============    ===========  ===========   ============




       COLUMN A                                    COLUMN F           COLUMN G       COLUMN H    COLUMN I
                                -----------      -----------      ----------------   --------   ----------
                                                                                                 Life on
                                                                                                   which
                                                                                                Depreciation
                                                                                                 in Latest
                                                                                                   Income
                                                   Accumulated         Date of          Date     Statement is
Description                         Total          Depreciation      Construction     Acquired     Computed
-----------                     --------------    -------------   -----------------   --------   ------------
 Regional enclosed malls:
  Hammond Square                  $ 28,899,000      $8,017,000                 1978       1987   10-40 yrs
  North Shore Square                38,253,000       5,272,000                 1986       1994   10-40 yrs
  Southland                         42,761,000      11,541,000     1970, 1981, 1994       1986   10-40 yrs
                                  ------------      ----------
                                   109,913,000      24,830,000
                                  ------------      ----------

 Power shopping centers:
  Lantana Plaza                     23,956,000       2,152,000                 1992       1993   10-40 yrs
  Westward Plaza                    22,588,000       3,142,000     1961, 1990, 1995       1992   10-40 yrs
                                  ------------      ----------
                                    46,544,000       5,294,000
                                  ------------      ----------

 Community shopping centers:
  Airline Park                       2,219,000         377,000                 1973       1987   10-40 yrs
  Azalea Gardens                     1,889,000         434,000                 1950       1987   10-40 yrs
  Camelot Plaza                      3,842,000         466,000                 1981       1992   10-40 yrs
  Colonial                           1,456,000         305,000                 1967       1987   10-40 yrs
  Delchamps Plaza                    5,210,000       1,022,000                 1989       1991   10-40 yrs
  Rainbow Square                     5,555,000       1,349,000                 1986       1988   10-40 yrs
  Town & Country                     5,079,000         431,000                 1989       1993   10-40 yrs
  Weeki Wachee                       7,031,000       1,299,000                 1987       1988   10-40 yrs
  Westgate                           5,074,000       1,066,000                 1964       1987   10-40 yrs
  Westland (e)                       5,155,000       1,609,000                 1966       1987   10-40 yrs
                                  ------------      ----------
                                    42,510,000       8,358,000
                                  ------------      ----------

 Apartments:
  Bel Air                            5,322,000         901,000           1968, 1974       1992   10-40 yrs
  Bryn Mawr                         11,489,000       1,478,000                 1991       1993   10-40 yrs
  Colonial Manor                     1,366,000         381,000                 1967       1987   10-40 yrs
  Garden Lane                        5,326,000         895,000           1966, 1971       1992   10-40 yrs
  Georgian                           4,618,000         821,000           1951, 1980       1992   10-40 yrs
  Governors Gate (f)                13,952,000          64,000                  ---        ---   10-40 yrs
  Hampton Park                      11,141,000       1,911,000                 1977       1993   10-40 yrs
  Jamestown                          5,666,000         631,000                 1972       1995   10-40 yrs
  Lafayette Square                  23,307,000       4,051,000          1969 - 1972       1993   10-40 yrs
  Lakeview Club                     29,287,000       3,305,000                 1992       1994   10-40 yrs
  Magnolia Place                     2,859,000         633,000                 1984       1991   10-40 yrs
  Pine Bend                          4,630,000         675,000                 1979       1992   10-40 yrs
  Steeplechase                       4,904,000         844,000                 1982       1992   10-40 yrs
  Woodcliff                          5,643,000         892,000                 1977       1993   10-40 yrs
                                  ------------     -----------
                                   129,510,000      17,482,000
                                  ------------     -----------
         TOTAL                    $328,477,000     $55,964,000
                                  ============     ===========


Note:          This schedule does not include the Company's 50% interest in a real estate partnership.

Note (a)  Changes in real estate owned were as follows:

                                                1998            1997            1996
                                            -------------   -------------   -------------
          Balance at beginning of year       $310,312,000    $303,476,000    $295,921,000
          Additions during period:
              Investments in land                 611,000         550,000            ----
              Improvements                     17,554,000       6,286,000       7,555,000
                                             ------------    ------------    ------------
          Balance at end of year             $328,477,000    $310,312,000    $303,476,000
                                             ============    ============    ============

Note (b) Changes in accumulated depreciation of real estate assets owned were as follows:

                                                         1998          1997          1996
                                                      -----------   -----------   -----------
          Balance at beginning of year                $46,454,000   $37,518,000   $29,041,000
          Additions during period:
              Depreciation on real estate assets        9,510,000     8,936,000     8,477,000
                                                      -----------   -----------   -----------
          Balance at end of year                      $55,964,000   $46,454,000   $37,518,000
                                                      ===========   ===========   ===========

Note (c) The income tax basis of real estate, net of accumulated tax depreciation, is approximately $259,908,000 at December 31, 1998.


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


Note (f) The Company acquired land in 1997 for the development of a 240-unit luxury apartment community. Construction commenced in early 1998, and the Company expects the development to be completed in early 1999.

                                 FORM 10-K EXHIBITS

3.1A      Restated Certificate of Incorporation, as amended                 Incorporated by Reference (1)
3.1B      Amendment No. 1 to Restated Certificate of Incorporation,         Incorporated by Reference (6)
            as amended
3.1C      Amendment No. 2 to Restated Certificate of Incorporation,         Incorporated by Reference (11)
            as amended
3.2       Restated By-Laws as amended through March 1, 1999                 Filed herewith
4.0A      Form of Certificate for Common Stock, $.01 par value              Incorporated by Reference (3)
4.1A      Indenture for the Registrant's 8% Convertible                     Incorporated by Reference (12)
            Subordinated Debentures, due 2003
4.2A      Debenture for the Registrant's 8% Convertible                     Incorporated by Reference (12)
            Subordinated Debentures, due 2003
10.1A     Management Agreement                                              Incorporated by Reference (1)
10.1B     Amendment No. 1 to Management Agreement                           Incorporated by Reference (3)
10.1C     Amendment No. 2 to Management Agreement                           Incorporated by Reference (4)
10.1D     Amendment No. 3 to Management Agreement                           Incorporated by Reference (9)
10.1E     Amendment No. 5 to Management Agreement                           Incorporated by Reference (11)
10.1F     Amendment No. 4 to Management Agreement                           Incorporated by Reference (15)
10.1G     Amendment No. 6 to Management Agreement                           Incorporated by Reference (15)
10.1H     Amendment No. 7 to Management Agreement                           Incorporated by Reference (15)
10.2      Form of Indemnification Agreement (which the Company              Incorporated by Reference (1)
            has entered into with each officer and director)
10.3      Form of Right of First Refusal which has been entered             Incorporated by Reference (2)
            into by the Company and each of Sidney W. Lassen
            and Sizeler Realty Co., Inc.
10.4      The Company's 1986 Stock Option Plan, as amended                  Incorporated by Reference (9)
            through January 25, 1991*
10.5      Form of Deferred Compensation Agreement (the                      Incorporated by Reference (10)
            Company has such an agreement with Sidney W.
            Lassen)*
10.6      The Company's 1989 Directors Stock Option Plan                    Incorporated by Reference (5)
10.7      Sizeler Property Investors, Inc. Incentive Award Plan*            Incorporated by Reference (13)
10.8      First Amendment to the Sizeler Property Investors, Inc.           Incorporated by Reference (13)
            Incentive Award Plan*
10.9      Sizeler Property Investors, Inc. 1994 Directors' Stock            Incorporated by Reference (16)
            Ownership Plan, as amended*
10.10     Agreement between the Company and Sidney W. Lassen*               Incorporated by Reference (13)
10.11     Agreement between the Company and Thomas A.
            Masilla, Jr.*                                                   Incorporated by Reference (14)
10.12     Non-Elective Deferred Compensation Agreement                      Incorporated by Reference (14)
            between Company and Thomas A. Masilla, Jr.
            (The Company also has a Non-Elective Deferred
            Compensation Agreement with Sidney W. Lassen,
            which is identical to Mr. Masilla's Agreement).*
10.13     The Company's 1996 Stock Option Plan, as amended                  Incorporated by Reference (16)
19.1      Shareholder Rights Agreement dated as of                          Incorporated by Reference (7)
            August 6, 1998
19.2      Amendment No. 1 to Shareholder Rights Agreement                   Filed herewith
21        List of Subsidiaries                                              Filed herewith
23.1      Consent of KPMG LLP                                               Filed herewith
27        Financial Data Schedule                                           Filed herewith

______________________

(1) Incorporated by reference to the exhibits filed on November 5, 1986, with the Company's original registration statement on Form S-11 (No. 33-9973).
(2) Incorporated by reference to the exhibits filed on November 24, 1986, with Amendment No. 1 to the Company's registration statement on Form S-11.
(3) Incorporated by reference to the exhibits filed on January 14, 1987, with Amendment No. 3 to the Company's registration statement on Form S-11.
(4) Incorporated by reference to the exhibits filed on February 6, 1987, with Post-Effective Amendment No. 1 to the Company's registration statement on Form S-11.
(5) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated March 23, 1989.
(6) Incorporated by reference to the exhibits to the Company's Form 10-K for the year ended December 31, 1988.
(7) Incorporated by reference to the exhibit to the Company's Form 8-A, filed on August 26, 1998.
(8) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated April 5, 1991.
(9)  Incorporated by reference to the exhibits filed with the Company's
     Form 10-K for the year ended December 31, 1990.
(10) Incorporated by reference to the exhibits filed with the Company's
     Form 10-K for the year ended December 31, 1991.
(11) Incorporated by reference to the exhibits filed with the Company's
     Form 10-K for the year ended December 31, 1992.
(12) Incorporated by reference to the exhibits filed with the Company's
     Form 8-K, dated May 26, 1993.
(13) Incorporated by reference to the exhibits filed on March 7, 1994, with the Company's registration statement on Form S-3 (No. 33-76134).
(14) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(15) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(16) Incorporated by reference to the exhibits to the Company's definitive proxy material for its 1997 Annual Meeting of Stockholders.

*    Management compensation plan agreements.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                  SIZELER PROPERTY INVESTORS, INC.


                                  By:         /s/   Sidney W. Lassen
                                      -----------------------------------
                                               Sidney W. Lassen
                                            Chairman of the Board
                                         (Chief Executive Officer)

Date:  March 24, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                         Title                        Date
-------------------------------  ------------------------       ----------------

By: /s/ SIDNEY W. LASSEN         Chairman of the Board           March 24, 1999
    --------------------------   (Chief Executive Officer)
        Sidney W. Lassen

By: /s/ THOMAS A. MASILLA, JR.   Vice Chairman, President and    March 24, 1999
    --------------------------   Director (Principal Operating
        Thomas A. Masilla, Jr.   and Chief Financial Officer)

By: /s/ DAVID A. O'FLYNN, JR.    Controller/Secretary            March 24, 1999
    --------------------------   (Principal Accounting Officer)
        David A. O'Flynn, Jr.

By: /s/ J. TERRELL BROWN         Director                        March 24, 1999
    --------------------------
        J. Terrell Brown

By: /s/ FRANCIS L. FRAENKEL      Director                        March 24, 1999
    --------------------------
        Francis L. Fraenkel

By: /s/ HAROLD B. JUDELL         Director                        March 24, 1999
    --------------------------
        Harold B. Judell

By: /s/ JAMES W. McFARLAND       Director                        March 24, 1999
    --------------------------
        James W. McFarland

By: /s/ RICHARD L. PEARLSTONE    Director                        March 24, 1999
    --------------------------
        Richard L. Pearlstone

By: /s/ THEODORE H. STRAUSS      Director                        March 24, 1999
    --------------------------
        Theodore H. Strauss