Form 10-Q
period 1999-03-31
SIZELER PROPERTY INVESTORS INC
filed 1999-05-13
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  ___________



                                   FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended    MARCH 31, 1999

                                 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to _________________


                     Commission file number  1-9349
                                           ----------


                        SIZELER PROPERTY INVESTORS, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                       72-1082589
-------------------------------                 -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                        Identification No.)


   2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                   70062
--------------------------------------------------           -----------
     (Address of principal executive offices)                 (Zip code)


    Registrant's telephone number, including area code:     (504) 471-6200



------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.



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


      7,850,983 shares of Common Stock ($.01 Par Value) were outstanding as of May 10, 1999.



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


Part II:  Other Information
          -----------------

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

                                    PART I
                             FINANCIAL STATEMENTS



Item 1.  Financial Statements


               Sizeler Property Investors, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)



                                                                     March 31     December 31
                                                                       1999           1998
                                                                   ------------   ------------
      ASSETS
Real estate investments:
  Land                                                             $ 50,248,000   $ 49,814,000
  Buildings and improvements, net of accumulated depreciation
    of $58,449,000 in 1999 and $55,964,000 in 1998                  221,876,000    222,699,000
  Investment in real estate partnership                                 914,000        913,000
                                                                   ------------   ------------
                                                                    273,038,000    273,426,000

Cash and cash equivalents                                               944,000      1,150,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $424,000 in 1999 and $423,000 in 1998          2,861,000      2,829,000
Prepaid expenses and other assets                                     8,659,000      8,481,000
                                                                   ------------   ------------
       Total Assets                                                $285,502,000   $285,886,000
                                                                   ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage notes payable                                             $ 89,443,000   $ 89,869,000
Notes payable                                                        51,701,000     49,178,000
Accounts payable and accrued expenses                                 6,022,000      6,657,000
Tenant deposits and advance rents                                       873,000        878,000
Minority interest in real estate partnerships                           214,000        209,000
                                                                   ------------   ------------
                                                                    148,253,000    146,791,000
Convertible subordinated debentures                                  62,878,000     62,878,000
                                                                   ------------   ------------
       Total Liabilities                                            211,131,000    209,669,000
                                                                   ------------   ------------


SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized, none issued                    --             --
Common stock, par value $.01 per share, 30,000,000 shares
  authorized, shares issued and outstanding  8,994,000 in 1999
  and 8,980,000 in 1998                                                  90,000         90,000
Additional paid-in capital                                          127,873,000    127,750,000
Accumulated distributions in excess of net earnings                 (43,823,000)   (42,688,000)
                                                                   ------------   ------------
                                                                     84,140,000     85,152,000
Treasury shares, at cost, 1,090,000 shares in 1999 and
  990,000 shares in 1998                                             (9,757,000)    (8,926,000)
Accumulated other comprehensive income                                  (12,000)        (9,000)
                                                                   ------------   ------------
       Total Shareholders' Equity                                    74,371,000     76,217,000
                                                                   ------------   ------------
       Total Liabilities and Shareholders' Equity                  $285,502,000   $285,886,000
                                                                   ============   ============


                See notes to consolidated financial statements.

               Sizeler Property Investors, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)


                                                 Quarter Ended March 31
                                              ---------------------------
                                                   1999           1998
                                              ------------    -----------

OPERATING REVENUE

  Rents and other income                       $12,384,000    $11,750,000
  Equity in income of partnership                   31,000         27,000
                                              ------------    -----------
                                                12,415,000     11,777,000
                                              ------------    -----------
OPERATING EXPENSES
  Management and leasing fees                      671,000        617,000
  Utilities                                        474,000        482,000
  Real estate taxes                                975,000        876,000
  Operations and maintenance                     1,891,000      1,706,000
  Administrative expenses                          685,000        668,000
  Other operating expenses                         656,000        628,000
  Depreciation and amortization                  2,639,000      2,503,000
                                              ------------    -----------
                                                 7,991,000      7,480,000
                                              ------------    -----------
    INCOME FROM OPERATIONS                       4,424,000      4,297,000
                                              ------------    -----------
OTHER INCOME (EXPENSES)
  Interest, dividends, and other income             12,000         14,000
  Interest expense                              (3,822,000)    (3,647,000)
                                              ------------    -----------
                                                (3,810,000)    (3,633,000)
                                              ------------    -----------
    NET INCOME                                 $   614,000    $   664,000
                                              ============    ===========

BASIC AND DILUTED EARNINGS PER SHARE DATA

  Net income                                   $      0.08    $      0.08
                                              ============    ===========


                See notes to consolidated financial statements.

               Sizeler Property Investors, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                             Quarter Ended March 31
                                                            ------------------------
                                                                1999         1998
                                                            ----------    ----------
OPERATING ACTIVITIES:
 Net income                                                 $  614,000    $  664,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                             2,639,000     2,503,000
   Increase in accounts receivable and accrued revenue         (32,000)     (174,000)
   Decrease in prepaid expenses and other assets               137,000        48,000
   Decrease in accounts payable and accrued expenses          (635,000)     (286,000)
   Other, net                                                   69,000       120,000
                                                            ----------    ----------
    Net Cash Provided by Operating Activities                2,792,000     2,875,000
                                                            ----------    ----------

INVESTING ACTIVITIES:
  Acquisitions of land                                        (434,000)           --
  Improvements to real estate investments                   (1,662,000)   (2,261,000)
                                                            ----------    ----------
          Net Cash Used in Investing Activities             (2,096,000)   (2,261,000)
                                                            ----------    ----------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks                                        10,403,000    10,798,000
  Principal payments on mortgage notes payable and
    notes payable to banks                                  (8,306,000)   (8,445,000)
  Debt issuance costs and mortgage escrow deposits            (472,000)   (1,487,000)
  Cash dividends paid                                       (1,750,000)   (1,857,000)
  Issuance of shares pursuant to stock option plans             48,000        50,000
  Minority interest in real estate partnerships                  5,000            --
  Purchases of treasury shares                                (830,000)           --
                                                            ----------    ----------
          Net Cash Used in Financing Activities               (902,000)     (941,000)
                                                            ----------    ----------
  Net decrease in cash and cash equivalents                   (206,000)     (327,000)
  Cash and cash equivalents at beginning of year             1,150,000     1,128,000
                                                            ----------    ----------
          CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                $  944,000    $  801,000
                                                            ==========    ==========

                See notes to consolidated financial statements

Sizeler Property Investors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

March 31, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 Consolidated Financial Statements to conform with the 1999 financial statement presentation.


NOTE C -- EARNINGS PER SHARE (EPS)

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

                                                    Three Months Ended
                                         --------------------------------------
                                           March 31, 1999       March 31, 1998
                                         -----------------   ------------------
     Basic EPS                           7,959,000   $0.08   8,437,000   $0.08
     Effect of dilutive securities:
       Stock options                            --      --      32,000      --
                                         ---------   -----   ---------   -----
     Diluted EPS                         7,959,000   $0.08   8,469,000   $0.08
                                         =========   =====   =========   =====

There was no effect on net income per share in the calculation of diluted EPS.


NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At March 31, 1999, mortgage notes payable totalled $89.4 million. Individual notes ranged from $3.0 million to $22.0 million, with fixed rates of interest ranging from 6.85% to 10.88%, and maturity dates ranging from December 1, 1999, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled $130.5 million at March 31, 1999, with individual property net book values ranging from $3.7 million to $32.5 million.

NOTE E -- NEW ACCOUNTING PRONOUNCEMENTS


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

The operating revenues, operating expenses, income from rental operations, and real estate investments for each of the reportable segments are summarized below for the periods ended March 31, 1999, and 1998.

                                                         March 31
                                                -------------------------
        Operating revenues:                         1999          1998
                                                -----------   -----------
           Retail                              $  7,046,000  $  6,789,000
           Apartments                             5,369,000     4,988,000
                                                -----------   -----------
                                               $ 12,415,000  $ 11,777,000
                                                ===========   ===========
        Operating expenses:

          Retail                               $  2,791,000  $  2,726,000
          Apartments                              2,561,000     2,251,000
                                                -----------   -----------
                                                  5,352,000     4,977,000
          Depreciation                            2,639,000     2,503,000
                                                -----------   -----------
                                               $  7,991,000  $  7,480,000
                                                ===========   ===========

        Income from Rental Operations:

          Retail                               $  4,255,000  $  4,063,000
          Apartments                              2,808,000     2,737,000
                                                -----------   -----------
                                                  7,063,000     6,800,000
        Depreciation                             (2,639,000)   (2,503,000)
                                                -----------   -----------
        Income from operations                    4,424,000     4,297,000
        Other Income/(Expenses) (1)              (3,810,000)   (3,633,000)
                                                -----------   -----------
        Net Income                             $    614,000  $    664,000
                                                ===========   ===========
        Real Estate Investments: (2)

          Retail                               $199,704,000  $198,403,000
          Apartments                            131,783,000   115,087,000
                                                -----------   -----------
                                               $331,487,000  $313,490,000
                                                ===========   ===========

     (1)  Includes interest expense, net of interest and dividend income.

     (2) Includes investments in land, which the Company can use for future development, and an investment in a real estate partnership, which is accounted for by the equity method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended March 31, 1999 and 1998

  Operating revenue totalled $12.4 million, compared to $11.7 million reported for the same period a year ago. Operating revenue for retail centers and apartments were $7.0 million and $5.4 million, respectively. The increase in operating revenue is due primarily to increases in rental rates, sustained occupancy levels at the properties, and net operating revenue of approximately $300,000 derived from the recently-completed development of Governors Gate apartments during the first quarter of 1999. Income from operations before depreciation totalled $7.1 million in 1999, compared to $6.8 million in 1998, and depreciation expense totalled $2.6 million and $2.5 million, respectively, for the same periods. Operating expenses, net of depreciation, totalled $5.4 million in 1999, compared to $5.0 million in 1998, due to increased management and leasing fees from improved operating performance at the Company's properties, higher real estate taxes, higher maintenance expenses, and increased franchise taxes due to an increase in the Company's authorized shares.

  Interest expense reflects a net increase of $175,000 resulting from the following activity completed within the past sixteen months. In December 1997, mortgage financing was completed on one of the Company's enclosed regional malls, and in the second quarter of 1998, the Company refinanced mortgage debt on ten of its apartment properties. The mortgage proceeds derived from the financing and refinancings were used to pay down bank debt resulting in lower bank line balances in the earlier months of 1998. Throughout 1998 and into 1999, the Company drew on its bank lines to fund the following transactions which resulted in higher bank line balances at the end of the first quarter in 1999: (i) repaid a mortgage note payable on one of its retail centers; (ii) made contract payments on the Governors Gate apartment property development, and
(iii) funded treasury share repurchases. The Company also increased its committed bank lines by $25 million to a total of $105 million, for which the Company has incurred additional amortized commitment fees. As a result of the above activity, bank line interest expense increased $350,000, and mortgage interest expense decreased $175,000, resulting in a net increase of $175,000. The average bank borrowings were approximately $50.5 million and $33.7 million for the first quarter of 1999 and 1998, respectively, with an average rate of 6.7% and 7.1%, respectively.

  Net income totalled $614,000, or $0.08 per share in the first quarter of 1999, compared to $664,000, or $0.08 per share, for the same period in 1998.

Liquidity and Capital Resources

  The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio acquisitions, property development and redevelopment
activities, and  other expenditures.   At March 31, 1999, the Company had
$944,000 in cash and cash equivalents and bank commitments for $105 million of lines of credit, of which approximately $53.3 million was available.
Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed debt-to-equity and other certain financial ratios.

  Net cash flows provided by operating activities decreased $83,000 in the first quarter of 1999 compared to the same period in 1998. The decrease from 1998 to 1999 is principally attributable to a net decrease in operating assets and liabilities, partially offset by an increase in income from operations before depreciation, as described in the previous section.

  Net cash flows used in investing activities decreased $165,000 in 1999 from 1998, primarily attributable to the decreased level of improvements to real estate investments resulting from the completion of the development of Governors Gate apartment property located in Florida. Construction of this new luxury apartment community was completed at the end of the first quarter in 1999. This community has 240 garden-style units, with a mix of one, two, and three bedroom units. Also during the first quarter of 1999, the Company acquired two parcels of land, one in Florida and the other in Texas, which the Company can use for future development.

  Net cash flows used in financing activities decreased $39,000, primarily attributable to a reduction in debt issuance costs associated with the mortgage debt refinancing during 1998 involving ten of the Company's apartment properties. Mortgage debt totalling $59.1 million was refinanced resulting in new mortgage debt totalling $61.5 million, of which the net proceeds totalling $2.4 million were used to pay down short-term variable-rate bank debt. The Company was able to achieve a reduction in the average interest rate on the mortgages refinanced by approximately 100 basis points, from an average rate of approximately 7.8% down to an average rate of approximately 6.8%. The Company also has additional principal payments, resulting from the mortgage debt refinancing mentioned above. Additionally, during the first quarter of 1999, pursuant to the Company's stock repurchase program initiated in 1995, the Company repurchased approximately 100,000 treasury shares at a total cost of approximately $830,000. There were no treasury shares repurchased during the first quarter of 1998. As a result of fewer common shares outstanding, total cash dividends paid decreased approximately $100,000 during the first quarter of 1999 as compared to the same period a year ago.

  As of March 31, 1999, thirteen of the Company's properties, comprising approximately 47% of its gross investment in real estate, were subject to a total of $89.4 million in mortgage obligations, all of which bear fixed rates of interest for fixed terms. The remaining seventeen properties in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements on existing properties, and (v) normal repair and maintenance expenses at its properties.

  The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On May 7, 1999, the Company's Board of Directors declared a cash dividend with respect to the quarter ending March 31, 1999, of $0.22 per share, payable on June 3, 1999, to shareholders of record as of May 27, 1999.


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

  For the three-month period ended March 31, 1999, funds from operations totalled $3.1 million, compared to $3.0 million earned for the same period in 1998. The increase in funds from operations is primarily attributable to internal growth and improved operating performance by the Company's portfolio of both retail and apartment properties.


Future Results

  This Form 10-Q and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including (a) the inability to lease currently vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies; (e) decreases in rental rates available from tenants; (f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) increases in interest rates; (i) year 2000 issues, and (j) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties.


Year 2000 Issue

     The Company has been addressing the potential computer program problems resulting from the arrival of Year 2000 (Y2K). The Company has established a Y2K compliance review process to assess the impact on the Company's internal financial information systems and property mechanical operations systems, as well as the potential impact from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties"). The Company has identified required modifications to its internal corporate computer operating systems and certain software modifications at its apartment properties. The Company has completed these identified modifications and continues to test and monitor its systems. The Company has been working with external consultants to evaluate its computer systems and to determine their Y2K compliance. At March 31, 1999, this evaluation has shown that the majority of the Company's computer systems are Y2K compliant. The remaining systems will either be fixed to become compliant, or they will be replaced with new systems which are Y2K compliant during 1999. The estimated cost to fix and/or replace these remaining computer systems is not expected to exceed $5,000. The Company will continue assessing its own and its independent third parties' exposure to the Y2K problem, and contingency plans they have developed to deal with identified exposures. Based on the results of these inquiries, the Company will formulate appropriate contingency back-up plans to take necessary and feasible precautions against problems not within its control. The Company is also continuing the process of reviewing, testing, and monitoring its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will be on-going throughout 1999 due to the dependence upon the timeliness of activities of the Company's third parties, whom it does not control.

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

     Currently, the Company is continuing to evaluate contingency plans for the above-described scenarios. However, the Company's plans will depend upon the assessments and contingency plans of the independent third parties. The Company has requested such information from numerous independent third parties, and it is awaiting receipt of their responses. Responses received to date indicate that independent third parties are working on their own assessments at this time. The Company will continue to assess this matter so as to develop appropriate plans to reasonably mitigate such risks, if and when identified.

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



                              SIZELER PROPERTY INVESTORS, INC.
                              --------------------------------
                                       (Registrant)



                              By:  /s/  Robert A. Whelan
                                 ---------------------------------
                                        Robert A. Whelan
                                     Chief Financial Officer



                              By:  /s/ David A. O'Flynn, Jr.
                                 ---------------------------------
                                       David A. O'Flynn, Jr.
                                     Controller and Secretary
                                    (Principal Accounting Officer)


Date: May 13, 1999