Form 10-Q
period 1999-06-30
SIZELER PROPERTY INVESTORS INC
filed 1999-08-12
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  __________

                                  FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       AND EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1999
                                                -------------
                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from ______________to_______________

                      Commission file number 1-9349
                                             ------


                       SIZELER PROPERTY INVESTORS, INC.
                       --------------------------------

            (Exact name of registrant as specified in its charter)

           DELAWARE                                    72-1082589
-------------------------------                       ------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA               70062
------------------------------------------            ----------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code: (504) 471-6200
                                                    --------------

_____________________________________________________________________________
  Former name, former address and former fiscal year,if changed since last report.

        Indicate by Check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                              ---


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,838,983 shares of Common Stock ($.01 Par Value) were outstanding as of August 6, 1999.

                              Page 1 of 13 Pages

               Sizeler Property Investors, Inc. and Subsidiaries

                                     INDEX

                                                                                  Page
                                                                                  ----
Part I:   Financial Information
          ---------------------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets                                       3
                   Consolidated Statements of Income                                 4
                   Consolidated Statements of Cash Flows                             5
                   Notes to Consolidated Financial Statements                    6 - 7

          Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                    8 - 11

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk       11


Part II:  Other Information
          -----------------

          Item 1. Legal Proceedings                                              12

          Item 2. Changes in Securities                                          12

          Item 3. Defaults upon Senior Securities                                12

          Item 4. Submission of Matters to a Vote of Security Holders            12

          Item 5. Other Information                                              12

          Item 6. Exhibits and Reports on Form 8-K                               12


Signatures                                                                       13

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements
               Sizeler Property Investors, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------
                                  (unaudited)

                                                                      June 30      December 31
                                                                       1999           1998
                                                                   -------------  -------------
     ASSETS
Real estate investments:
  Land                                                             $ 50,288,000   $ 49,814,000
  Buildings and improvements, net of accumulated depreciation
    of $60,995,000 in 1999 and $55,964,000 in 1998                  221,386,000    222,699,000
  Investment in real estate partnership                                 914,000        913,000
                                                                   ------------   ------------
                                                                    272,588,000    273,426,000

Cash and cash equivalents                                             1,262,000      1,150,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $436,000 in 1999 and $423,000 in 1998          2,015,000      2,829,000
Prepaid expenses and other assets                                     9,424,000      8,481,000
                                                                   ------------   ------------

       Total Assets                                                $285,289,000   $285,886,000
                                                                   ============   ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                                             $ 89,009,000   $ 89,869,000
Notes payable                                                        52,589,000     49,178,000
Accounts payable and accrued expenses                                 6,989,000      6,657,000
Tenant deposits and advance rents                                       864,000        878,000
Minority interest in real estate partnerships                           215,000        209,000
                                                                   ------------   ------------
                                                                    149,666,000    146,791,000
Convertible subordinated debentures                                  62,878,000     62,878,000
                                                                   ------------   ------------
       Total Liabilities                                            212,544,000    209,669,000
                                                                   ------------   ------------

SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized, none issued                   ---            ---
Common stock, par value $.01 per share, 30,000,000 shares
  authorized, shares issued and outstanding - 8,994,000 in 1999
  and 8,980,000 in 1998                                                  90,000         90,000
Additional paid-in capital                                          127,873,000    127,750,000
Accumulated distributions in excess of net earnings                 (44,951,000)   (42,688,000)
                                                                   ------------   ------------
                                                                     83,012,000     85,152,000
Treasury shares, at cost, 1,152,000 shares in 1999 and
  990,000 shares in 1998                                            (10,255,000)    (8,926,000)
Accumulated other comprehensive income                                  (12,000)        (9,000)
                                                                   ------------   ------------
       Total Shareholders' Equity                                    72,745,000     76,217,000
                                                                   ------------   ------------

       Total Liabilities and Shareholders' Equity                  $285,289,000   $285,886,000
                                                                   ============   ============


                See notes to consolidated financial statements.

               Sizeler Property Investors, Inc. and Subsidiaries
                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)

                                             Quarter Ended June 30      Six Months Ended June 30
                                           --------------------------  --------------------------
                                               1999          1998          1999          1998
                                           ------------  ------------  ------------  ------------
OPERATING REVENUE

  Rents and other income                   $12,179,000   $11,806,000   $24,563,000   $23,556,000
  Equity in income of partnership               29,000        28,000        60,000        55,000
                                           -----------   -----------   -----------   -----------
                                            12,208,000    11,834,000    24,623,000    23,611,000
                                           -----------   -----------   -----------   -----------
OPERATING EXPENSES
  Management and leasing fees                  662,000       635,000     1,333,000     1,252,000
  Utilities                                    500,000       461,000       974,000       943,000
  Real estate taxes                            974,000       887,000     1,949,000     1,763,000
  Operations and maintenance                 1,691,000     1,825,000     3,582,000     3,531,000
  Administrative expenses                      679,000       586,000     1,364,000     1,254,000
  Other operating expenses                     635,000       603,000     1,293,000     1,231,000
  Depreciation and amortization              2,712,000     2,507,000     5,350,000     5,011,000
                                           -----------   -----------   -----------   -----------
                                             7,853,000     7,504,000    15,845,000    14,985,000
                                           -----------   -----------   -----------   -----------

    INCOME FROM OPERATIONS                   4,355,000     4,330,000     8,778,000     8,626,000
                                           -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSES)
  Interest, dividends, and other income          6,000         4,000        18,000        17,000
  Interest expense                          (3,762,000)   (3,622,000)   (7,584,000)   (7,269,000)
                                           -----------   -----------   -----------   -----------
                                            (3,756,000)   (3,618,000)   (7,566,000)   (7,252,000)
                                           -----------   -----------   -----------   -----------

    NET INCOME                             $   599,000   $   712,000   $ 1,212,000   $ 1,374,000
                                           ===========   ===========   ===========   ===========

BASIC AND DILUTED EARNINGS
  PER SHARE DATA
    Net income                                   $0.08         $0.08         $0.15         $0.16
                                           ===========   ===========   ===========   ===========


                See notes to consolidated financial statements.

               Sizeler Property Investors, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)


                                                                             Six Months Ended June 30
                                                                          ------------------------------
                                                                              1999              1998
                                                                          ------------      ------------
OPERATING ACTIVITIES:
  Net income                                                              $  1,212,000      $  1,374,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                         5,350,000         5,011,000
       Decrease in accounts receivable and accrued revenue                     814,000           193,000
       Increase in prepaid expenses and other assets                          (373,000)         (175,000)
       Increase in accounts payable and accrued expenses                       332,000         1,805,000
                                                                          ------------      ------------
          Net Cash Provided by Operating Activities                          7,335,000         8,208,000
                                                                          ------------      ------------

INVESTING ACTIVITIES:
  Acquisitions of land                                                        (474,000)              ---
  Improvements to real estate investments                                   (3,718,000)       (5,962,000)
                                                                          ------------      ------------
          Net Cash Used in Investing Activities                             (4,192,000)       (5,962,000)
                                                                          ------------      ------------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks                                                        18,171,000        63,576,000
  Principal payments on mortgage notes payable and
    notes payable to banks                                                 (15,620,000)      (61,428,000)
  Mortgage escrow deposits and debt issuance costs                            (826,000)       (1,075,000)
  Cash dividends paid                                                       (3,475,000)       (3,713,000)
  Issuance of shares of common stock pursuant to
    stock option plans                                                          48,000            50,000
  Purchases of treasury shares                                              (1,329,000)              ---
                                                                          ------------      ------------
          Net Cash Used in Financing Activities                             (3,031,000)       (2,590,000)
                                                                          ------------      ------------

  Net increase (decrease) in cash and cash equivalents                         112,000          (344,000)
  Cash and cash equivalents at beginning of year                             1,150,000         1,128,000
                                                                          ------------      ------------

          CASH AND CASH EQUIVALENTS
               AT END OF PERIOD                                           $  1,262,000      $    784,000
                                                                          ============      ============



                See notes to consolidated financial statements

Sizeler Property Investors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

June 30, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 Consolidated Financial Statements to conform with the 1999 financial statement presentation.

NOTE C -- EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that would then participate in the earnings of the Company. Weighted average shares totalled 7,852,000 and 8,439,000 for the three-month periods ended June 30, 1999 and 1998, respectively, and totalled 7,905,000 and 8,438,000 for the six-month periods ended June 30, 1999 and 1998, respectively. There was no effect on net income per share in the calculation of diluted EPS.

NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At June 30, 1999, mortgage notes payable totalled approximately $89.0 million. Individual notes ranged from $3.0 million to $21.7 million, with fixed rates of interest ranging from 6.85% to 10.88%, and maturity dates ranging from December 1, 1999, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $130.1 million at June 30, 1999, with individual property net book values ranging from $3.7 million to $32.2 million.

NOTE E - SEGMENT DISCLOSURE

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately as each requires different operating strategies and management expertise. There are no intersegment sales or transfers.

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

The operating revenues, operating expenses, income from rental operations, and real estate investments for each of the reportable segments are summarized below for the periods ended June 30, 1999, and 1998.

                                     Quarter Ended June 30         Six Months Ended June 30
                                 ----------------------------     ---------------------------
                                      1999            1998             1999            1998
                                 ------------    ------------     -----------     -----------
 Operating revenues:
  Retail                         $  6,761,000    $  6,837,000     $13,808,000     $13,626,000
  Apartments                        5,447,000       4,997,000      10,815,000       9,985,000
                                 ------------    ------------     -----------     -----------
                                 $ 12,208,000    $ 11,834,000     $24,623,000     $23,611,000
                                 ============    ============     ===========     ===========
Operating expenses:
  Retail                         $  2,696,000    $  2,709,000     $ 5,487,000     $ 5,436,000
  Apartments                        2,445,000       2,288,000       5,008,000       4,538,000
                                 ------------    ------------     -----------     -----------
                                    5,141,000       4,997,000      10,495,000       9,974,000
  Depreciation                      2,712,000       2,507,000       5,350,000       5,011,000
                                 ------------    ------------     -----------     -----------
                                 $  7,853,000    $  7,504,000     $15,845,000     $14,985,000
                                 ============    ============     ===========     ===========


Income from rental
 operations:
  Retail                         $  4,065,000    $  4,128,000     $ 8,321,000     $ 8,190,000
  Apartments                        3,002,000       2,709,000       5,807,000       5,447,000
                                 ------------    ------------     -----------     -----------
                                    7,067,000       6,837,000      14,128,000      13,637,000
  Depreciation                     (2,712,000)     (2,507,000)     (5,350,000)     (5,011,000)
                                 ------------    ------------     -----------     -----------
Income from operations              4,355,000       4,330,000       8,778,000       8,626,000
Other income/(expenses) (1)        (3,756,000)     (3,618,000)     (7,566,000)     (7,252,000)
                                 ------------    ------------     -----------     -----------

Net income                       $    599,000    $    712,000     $ 1,212,000     $ 1,374,000
                                 ============    ============     ===========     ===========

                                           June 30
                                 ----------------------------
                                     1999            1998
                                 ------------    ------------
Real estate investments: (2)
  Retail                         $201,670,000    $198,763,000
  Apartments                      131,913,000     119,751,000
                                 ------------    ------------
                                 $333,583,000    $318,514,000
                                 ============    ============

(1)  Includes interest expense, net of interest and dividend income.

(2) Includes investments in land, which the Company can use for future development, and an investment in a real estate partnership, which is accounted for by the equity method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Comparison of the Three Months Ended June 30, 1999 and 1998

     Operating revenue totalled $12.2 million, compared to $11.8 million reported for the same period a year ago. Operating revenue for retail centers and apartments were $6.8 million and $5.4 million, respectively. The increase in operating revenue is due primarily to increases in rental rates and sustained occupancy levels at the properties, and also to net operating revenue derived from the development of Governors Gate apartments completed during the first quarter of 1999. Income from operations before depreciation totalled $7.1 million in 1999, compared to $6.8 million in 1998, and depreciation expense totalled $2.7 million and $2.5 million, respectively, for the same periods. Operating expenses, net of depreciation, totalled $5.1 million in 1999, compared to $5.0 million in 1998. The increase in operating expenses is primarily attributable to an increase in non-controllable expenses, such as management and leasing fees, real estate taxes, and utilities. Controllable expenses, which include operating and maintenance costs and administrative expenses, remained relatively consistent between periods.

     Interest expense reflects a net increase of $140,000 resulting from the following activity. In December 1997, mortgage financing was completed on one of the Company's enclosed regional malls, and in the second quarter of 1998, the Company refinanced mortgage debt on ten of its apartment properties, resulting in a net decrease in mortgage interest expense of $108,000. These mortgage notes payable are long-term, fixed-rate, non-recourse instruments. The mortgage proceeds derived from the financing and refinancings were used to pay down bank debt resulting in lower bank line balances. Subsequently, the Company drew on its bank lines to fund the following transactions: (i) repaid a mortgage note payable on one of its retail centers; (ii) made contract payments on the Governors Gate apartment property development; (iii) made contract payments on the development of a free-standing Walgreens store (of which related interest has been capitalized); and (iv) funded treasury share repurchases. As a result of the above activity, bank line interest expense increased $248,000, and mortgage interest expense decreased $108,000, resulting in a net increase of $140,000. The average bank borrowings were approximately $51.7 million and $32.9 million for the second quarter of 1999 and 1998, respectively, with an average rate of 6.3% and 7.2%, respectively.

     Net income totalled $599,000, or $0.08 per share in the second quarter of 1999, compared to $712,000, or $0.08 per share, for the same period in 1998. The decrease in net income is primarily attributable to an increase in non-cash depreciation charges, and a net increase in interest expense.

Comparison of the Six Months Ended June 30, 1999 and 1998

     Operating revenue totalled $24.6 million, compared to $23.6 million reported for the same period a year ago. Operating revenue for retail centers and apartments were $13.8 million and $10.8 million, respectively. The increase in operating revenue is due primarily to increases in rental rates and sustained occupancy levels at the properties, and net operating revenue derived from the development of Governors Gate apartments completed during the first quarter of 1999. Income from operations before depreciation totalled $14.1 million in 1999, compared to $13.6 million in 1998, and depreciation expense totalled $5.4 million and $5.0 million, respectively, for the same periods. Operating expenses, net of depreciation, totalled $10.5 million in 1999, compared to $10.0 million in 1998. The increase in operating expenses is due to an increase in non-controllable expenses such as management and leasing fees, real estate taxes, utilities, and other operating expenses, combined with an increase in controllable expenses such as operations and maintenance costs relating to increased development activities and administrative expenses.

     Interest expense reflects a net increase of $315,000 resulting from the following activity. In December 1997, mortgage financing was completed on one of the Company's enclosed regional malls, and in the second quarter of 1998, the Company refinanced mortgage debt on ten of its apartment properties, resulting in a net decrease in mortgage interest expense of $282,000. These mortgage notes payable are long-term, fixed-rate, non-recourse instruments. The mortgage proceeds derived from the financing and refinancings were used to pay down bank debt resulting in lower bank line balances. Subsequently, the Company drew on its bank lines to fund the following transactions: (i) repaid a mortgage note payable on one of its retail centers; (ii) made contract payments on the

Governors Gate apartment property development; (iii) made contract payments on the development of a free-standing Walgreens store (of which related interest has been capitalized); and (iv) funded treasury share repurchases. As a result of the above activity, bank line interest expense increased $597,000, and mortgage interest expense decreased $282,000, resulting in a net increase of $315,000. The average bank borrowings were approximately $51.4 million and $33.5 million for the first six months of 1999 and 1998, respectively, with an average rate of 6.5% and 7.1%, respectively.

     Net income totalled $1.2 million for the six-month period ended June 30, 1999, compared to $1.4 million for the same period in 1998. The decrease in net income is primarily attributable to an increase in non-cash depreciation charges, and a net increase in interest expense.

Liquidity and Capital Resources

     The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of property development and redevelopment activities, portfolio acquisitions, and other expenditures. At June 30, 1999, the Company had $1.3 million in cash and cash equivalents and bank commitments totalling $105 million of lines of credit, of which approximately $52.4 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

     Net cash flows provided by operating activities decreased $873,000 in the first six months of 1999 compared to the same period in 1998. The decrease is principally attributable to a net decrease in operating assets and liabilities relating to development activity, partially offset by an increase in income from operations before depreciation, as described in the previous section.

     Net cash flows used in investing activities decreased approximately $1.8 million in 1999 from 1998, primarily attributable to the decreased level of improvements to real estate investments resulting from the completion of the development of Governors Gate apartment property located in Florida. Construction of this new luxury apartment community was completed at the end of the first quarter in 1999. This community has 240 garden-style units, with a mix of one, two, and three bedroom units. Although in its initial lease-up period, this property generated positive cash flow from operations. Also during the first quarter of 1999, the Company acquired two parcels of land, one in Florida and the other in Texas, which can be used for future development, and began development of a free-standing Walgreens store at one of its retail centers.

     Net cash flows used in financing activities increased $441,000, primarily attributable to funding treasury share repurchases, partially offset by a reduction in net proceeds received and debt issuance costs incurred in connection with mortgage debt refinancing during 1998 involving ten of the Company's apartment properties. Pursuant to the Company's stock repurchase program initiated in 1995, the Company repurchased 162,000 treasury shares at a total cost of approximately $1.3 million during the first six months of 1999. There were no treasury shares repurchased during the first six months of 1998. Although the dividends paid per share remained consistent, as a result of fewer common shares outstanding, total cash dividends paid decreased approximately $238,000 during the first six months of 1999 as compared to the same period a year ago. During the second quarter in 1998, mortgage debt totalling $59.1 million was refinanced resulting in new long-term, fixed-rate, non-recourse mortgage debt totalling $61.5 million, of which the net proceeds totalling $2.4 million were used to pay down short-term variable-rate bank debt. The Company achieved a reduction in the average interest rate on the mortgages refinanced by approximately 100 basis points, from an average rate of approximately 7.8% down to an average rate of approximately 6.8%.

     As of June 30, 1999, thirteen of the Company's properties, comprising approximately 47% of its gross investment in real estate, were subject to a total of $89.0 million in mortgage obligations, all of which are non-recourse and bear fixed rates of interest for fixed terms. The remaining seventeen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

     The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On August 12, 1999, the Company's Board of Directors declared a cash dividend with respect to the quarter ending June 30, 1999, of $0.22 per share, payable on September 2, 1999, to shareholders of record as of August 27, 1999.

Funds From Operations

     Real estate industry analysts utilize the concept of funds from operations as an important analytical measure of a Real Estate Investment Trust's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

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

     For the three-month period ended June 30, 1999, funds from operations totalled $3.2 million, compared to $3.1 million earned for the same period in 1998. For the six-month periods ended June 30, 1999 and 1998, funds from operations totalled $6.3 million and $6.1 million, respectively. The increase in funds from operations is primarily attributable to the Company's portfolio of both retail and apartment properties experiencing internal growth resulting from increased rental rates and market sustained occupancy levels, coupled with revenue generated from increased development activities.

Future Results

     This Form 10-Q and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including (a) the inability to lease currently vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies; (e) decreases in rental rates available from tenants; (f) increases in operating and maintenance costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) increases in interest rates; (i) year 2000 issues, and (j) a general economic downturn resulting in downward pressure on occupancies and rents at retail and apartment properties.

Year 2000 Issue

     The Company has been addressing the potential computer program problems resulting from the arrival of Year 2000 (Y2K). The Company has established a Y2K compliance review process to assess the impact on the Company's internal financial information systems and property mechanical operations systems, as well as the potential impact from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties"). The Company has identified required modifications to its internal corporate computer operating systems and certain software modifications at its apartment properties. The

Company has completed these identified modifications and continues to test and monitor its systems. The Company has been working with external consultants to evaluate its computer systems and to determine their Y2K compliance. At June 30, 1999, this external evaluation has shown that the Company's computer systems have been either fixed to become compliant, or replaced with new systems which are Y2K compliant. The Company will continue assessing its own and its independent third parties' exposure to the Y2K problem, and developing contingency plans to deal with identified exposures. Based on the results of these assessments, the Company will formulate appropriate contingency back-up plans to take necessary and feasible precautions against problems not within its control. The Company is also continuing the process of reviewing, testing, and monitoring its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will be on-going throughout 1999 due to the dependence upon the timeliness of activities of the Company's third parties, whom it does not control.

     Pursuant to the disclosure requirements of the Securities and Exchange Commission, the Company is attempting to identify possible worst case scenarios concerning Y2K issues and the related risks to the Company should one or more of these scenarios occur. It should be noted, however, that the Company cannot predict the probability of these scenarios actually materializing. The risks which could have a material effect on the Company's business, results of operations, or financial information and statements would likely be due to the Company's dependence on the services of independent third parties over which the Company has no control. Such potentially material risks would include, but are not limited to, the following: (i) failure of tenants to make rental payments because either their internal systems or their banking institutions will be unable to process such payments; (ii) the Company will be unable to pay vendors and/or creditors due to the failure of tenants to pay rents and/or the Company's banking institutions' failure to process such payments; and (iii) the complete failure or extended interruption of utility services to the Company's properties, which are served by various utilities, due to the utilities' inability to provide such services. If such a worse case scenario occurs, it will likely be of catastrophic proportions impacting multiple companies and industries of all kinds. Accordingly, the Company's ability to mitigate its exposures to such risks will be limited to what it can control, and corrective measures will be subject to the Company's resources as well as the efforts which industry and government make to alleviate the problems.

     Currently, the Company is continuing its Y2K compliance review process and to evaluate contingency plans for the above-described scenarios. However, the Company's plans will depend upon the assessments and contingency plans of the independent third parties. The Company has requested such information from numerous independent third parties, and it is evaluating their responses. Responses received to date indicate that independent third parties are working on their own assessments at this time. The Company will continue to assess this matter so as to develop appropriate plans to reasonably mitigate such risks, if and when identified.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 1998. There have been no material changes during the first six months of 1999.

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

          None.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Company's Annual Meeting of Shareholders, held on May 7, 1999, the following matters were submitted for voting by the shareholders:

          (1) Election of Directors - The shareholders re-elected Francis L. Fraenkel and Sidney W. Lassen to serve until the Annual Meeting of Shareholders in 2002 or until their successors are duly elected and qualified (the terms of office of Thomas A. Masilla, Jr., James W. McFarland, Theodore H. Strauss, J. Terrell Brown, Harold B. Judell and Richard L. Pearlstone continued after the meeting).

                                          Votes          Votes
                    Directors              For         Withheld
               -------------------      ---------       --------
               Francis L. Fraenkel      6,995,502        91,316
               Sidney W. Lassen         7,003,702        83,116

          (2) Proposal to amend the Sizeler Property Investors, Inc. 1996 Stock Option Plan, as Amended -

                      Votes                Votes         Votes
                       For                Against      Abstaining
                    ---------             -------      ----------
                    6,533,533             489,136        64,149

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



                              SIZELER PROPERTY INVESTORS, INC.
                              -------------------------------
                                        (Registrant)


                              By:     /s/ Robert A. Whelan
                                  -----------------------------
                                       Robert A. Whelan
                                    Chief Financial Officer


                              By:   /s/ David A. O'Flynn, Jr.
                                  -----------------------------
                                        David A. O'Flynn, Jr.
                                      Controller and Secretary
                                   (Principal Accounting Officer)


Date: August 12, 1999