Form 10-Q
period 1999-09-30
SIZELER PROPERTY INVESTORS INC
filed 1999-11-12
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  -----------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER  30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  For the transition period from ____________________ to ___________________

                         Commission file number 1-9349

                       SIZELER PROPERTY INVESTORS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                    72-1082589
      -------------------------------                    ------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)


 2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                    70062
 ------------------------------------------                  ----------
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes  [_]    No  [_]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      7,886,889 shares of Common Stock ($.01 Par Value) were outstanding as of November 8, 1999.

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

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                     September 30     December 31
                                                                         1999            1998
                                                                     ------------    ------------
                   ASSETS                                            (unaudited)
Real estate investments:
  Land                                                               $ 50,428,000    $ 49,814,000
  Buildings and improvements, net of accumulated depreciation
    of $63,565,000 in 1999 and $55,964,000 in 1998                    221,087,000     222,699,000
  Investment in real estate partnership                                   915,000         913,000
                                                                     ------------    ------------
                                                                      272,430,000     273,426,000

Cash and cash equivalents                                                 932,000       1,150,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $406,000 in 1999 and $423,000 in 1998            2,514,000       2,829,000
Prepaid expenses and other assets                                      10,024,000       8,481,000
                                                                     ------------    ------------
       Total Assets                                                  $285,900,000    $285,886,000
                                                                     ============    ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                                               $ 88,567,000    $ 89,869,000
Notes payable                                                          54,114,000      49,178,000
Accounts payable and accrued expenses                                   7,412,000       6,657,000
Tenant deposits and advance rents                                         849,000         878,000
Minority interest in real estate partnerships                             215,000         209,000
                                                                     ------------    ------------
                                                                      151,157,000     146,791,000
Convertible subordinated debentures                                    62,878,000      62,878,000
                                                                     ------------    ------------
       Total Liabilities                                              214,035,000     209,669,000
                                                                     ------------    ------------
SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized, none issued                     ---             ---
Common stock, par value $.01 per share, 30,000,000 shares
  authorized, shares issued and outstanding - 9,032,000 in 1999
  and 8,980,000 in 1998                                                    90,000          90,000
Additional paid-in capital                                            128,187,000     127,750,000
Accumulated distributions in excess of net earnings                   (46,123,000)    (42,697,000)
                                                                     ------------    ------------
                                                                       82,154,000      85,143,000
Treasury shares, at cost, 1,155,000 shares in 1999 and
  990,000 shares in 1998                                              (10,289,000)     (8,926,000)
                                                                     ------------    ------------
       Total Shareholders' Equity                                      71,865,000      76,217,000
                                                                     ------------    ------------
       Total Liabilities and Shareholders' Equity                    $285,900,000    $285,886,000
                                                                     ============    ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                              Quarter Ended September 30     Nine Months Ended September 30
                                              --------------------------     ------------------------------
                                                 1999            1998            1999              1998
                                              -----------    -----------     -------------     ------------
OPERATING REVENUE

  Rents and other income                      $12,317,000    $11,690,000      $ 36,880,000     $ 35,246,000
  Equity in income of partnership                  30,000         30,000            90,000           85,000
                                              -----------    -----------      ------------     ------------
                                               12,347,000     11,720,000        36,970,000       35,331,000
                                              -----------    -----------      ------------     ------------
OPERATING EXPENSES
  Management and leasing fees                     653,000        637,000         1,985,000        1,889,000
  Utilities                                       572,000        527,000         1,546,000        1,470,000
  Real estate taxes                               891,000        956,000         2,841,000        2,719,000
  Operations and maintenance                    1,878,000      1,747,000         5,460,000        5,278,000
  Administrative expenses                         690,000        522,000         2,054,000        1,775,000
  Other operating expenses                        605,000        559,000         1,898,000        1,791,000
  Depreciation and amortization                 2,737,000      2,527,000         8,087,000        7,538,000
                                              -----------    -----------      ------------     ------------
                                                8,026,000      7,475,000        23,871,000       22,460,000
                                              -----------    -----------      ------------     ------------
    INCOME FROM OPERATIONS                      4,321,000      4,245,000        13,099,000       12,871,000
                                              -----------    -----------      ------------     ------------
OTHER INCOME (EXPENSES)
  Interest, dividends, and other income             6,000          9,000            24,000           26,000
  Interest expense                             (3,759,000)    (3,573,000)      (11,343,000)     (10,842,000)
                                              -----------    -----------      ------------     ------------
                                               (3,753,000)    (3,564,000)      (11,319,000)     (10,816,000)
                                              -----------    -----------      ------------     ------------
    NET INCOME                                $   568,000    $   681,000      $  1,780,000     $  2,055,000
                                              ===========    ===========      ============     ============
BASIC AND DILUTED EARNINGS
  PER SHARE                                   $      0.07    $      0.08      $       0.23     $       0.24
                                              ===========    ===========      ============     ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                                   1999            1998
                                                              -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                    $ 1,780,000    $ 2,055,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                              8,087,000      7,538,000
       Decrease (increase) in accounts receivable
          and accrued revenue, net                                  315,000        (67,000)
       Increase in prepaid expenses and other assets, net          (683,000)      (185,000)
       Increase in accounts payable and accrued expenses            755,000      1,515,000
                                                                -----------  -------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES              10,254,000     10,856,000
                                                                -----------  -------------
INVESTING ACTIVITIES:
  Acquisitions of and improvements to real estate investments    (6,603,000)   (12,550,000)
                                                                -----------  -------------
          NET CASH USED IN INVESTING ACTIVITIES                  (6,603,000)   (12,550,000)
                                                                -----------  -------------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks                                             35,314,000     71,797,000
  Principal payments on mortgage notes payable and
    notes payable to banks                                      (31,680,000)   (61,837,000)
  Mortgage escrow deposits and debt issuance costs               (1,374,000)    (1,708,000)
  Cash dividends paid                                            (5,203,000)    (5,654,000)
  Issuance of shares of common stock pursuant to direct
    stock purchase, stock option, and stock award plans             437,000         50,000
  Purchases of treasury shares                                   (1,363,000)    (1,084,000)
                                                                -----------  -------------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES    (3,869,000)     1,564,000
                                                                -----------  -------------
  Net decrease in cash and cash equivalents                        (218,000)      (130,000)
  Cash and cash equivalents at beginning of year                  1,150,000      1,128,000
                                                                -----------  -------------
          CASH AND CASH EQUIVALENTS
               AT END OF PERIOD                                 $   932,000  $     998,000
                                                                ===========  =============

                See notes to consolidated financial statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1999


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 Consolidated Financial Statements to conform with the 1999 financial statement presentation.


NOTE C -- EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that would then participate in the earnings of the Company. Weighted average shares totalled 7,852,000 and 8,403,000 for the three-month periods ended September 30, 1999 and 1998, respectively, and totalled 7,887,000 and 8,426,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. There was no effect on net income per share from the calculation of diluted EPS.


NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings, and improvements. At September 30, 1999, mortgage notes payable totalled approximately $88.6 million. Individual notes ranged from $3.0 million to $21.5 million, with fixed rates of interest ranging from 6.85% to 10.88%, and maturity dates ranging from December 1, 1999, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $129.4 million at September 30, 1999, with individual property net book values ranging from $3.7 million to $31.9 million.


NOTE E - SEGMENT DISCLOSURE

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately as each requires different operating strategies and management expertise. There are no intersegment sales or transfers.

The Company assesses and measures segment operating results based on a performance measure referred to as Income from Rental Operations, and is based on the revenues and expenses associated with the operations of the real estate properties. Income from Rental Operations is not a measure of operating results or cash flows from operating activities as measured by GAAP and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

The operating revenues, operating expenses, income from rental operations, and real estate investments for each of the reportable segments are summarized below for the periods ended September 30, 1999 and 1998.

                                 Quarter Ended September 30   Nine Months Ended September 30
                                ----------------------------  ------------------------------
Operating revenues:                 1999            1998           1999          1998
                                ------------    ------------   ------------   ------------
  Retail                        $  6,803,000    $  6,593,000   $ 20,611,000   $ 20,220,000
  Apartments                       5,544,000       5,127,000     16,359,000     15,111,000
                                ------------    ------------   ------------   ------------
                                $ 12,347,000    $ 11,720,000   $ 36,970,000   $ 35,331,000
                                ============    ============   ============   ============
Operating expenses:
  Retail                        $  2,737,000    $  2,636,000   $  8,231,000   $  8,079,000
  Apartments                       2,552,000       2,312,000      7,553,000      6,843,000
                                ------------    ------------   ------------   ------------
                                   5,289,000       4,948,000     15,784,000     14,922,000
  Depreciation                     2,737,000       2,527,000      8,087,000      7,538,000
                                ------------    ------------   ------------   ------------
                                $  8,026,000    $  7,475,000   $ 23,871,000   $ 22,460,000
                                ============    ============   ============   ============
Income from rental
 operations:
  Retail                        $  4,066,000    $  3,957,000   $ 12,380,000   $ 12,141,000
  Apartments                       2,992,000       2,815,000      8,806,000      8,268,000
                                ------------    ------------   ------------   ------------
                                   7,058,000       6,772,000     21,186,000     20,409,000
  Depreciation                    (2,737,000)     (2,527,000)    (8,087,000)    (7,538,000)
                                ------------    ------------   ------------   ------------
Income from operations             4,321,000       4,245,000     13,099,000     12,871,000
Other income/(expenses) (1)       (3,753,000)     (3,564,000)   (11,319,000)   (10,816,000)
                                ------------    ------------   ------------   ------------
Net income                      $    568,000    $    681,000   $  1,780,000   $  2,055,000
                                ============    ============   ============   ============

                                          September 30
                                  ----------------------------
Gross real estate investments:(2)    1999            1998
                                  ------------    ------------
  Retail                          $203,171,000    $199,505,000
  Apartments                       132,824,000     124,274,000
                                  ------------    ------------
                                  $335,995,000    $323,779,000
                                  ============    ============

(1) Includes interest expense, net of interest and dividend income.

(2) Includes investments in land held for development, and an investment in a real estate partnership, which is accounted for by the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Operating revenue totalled $12.3 million, compared to $11.7 million reported for the same period a year ago. Operating revenue for retail centers and apartments was $6.8 million and $5.5 million, respectively. The increase in operating revenue was due primarily to increased rental rates and sustained occupancy levels at the properties, as well as operating revenue derived from Governors Gate apartments - development was completed in the first quarter of 1999. Income from operations before depreciation totalled $7.1 million in 1999, compared to $6.8 million in 1998, and depreciation expense totalled $2.7 million and $2.5 million, respectively, for the same periods. Operating expenses, net of depreciation, totalled $5.3 million in 1999, compared to $4.9 million in 1998. The increase in operating expenses was primarily attributable to Governors Gate apartments, which became 98% leased in the third quarter of 1999. Other operating expenses remained relatively consistent with the same period a year ago.

     Interest expense reflects a net increase of $186,000 resulting from the activity described below. In December 1997, mortgage financing was completed on one of the Company's enclosed regional malls, and in 1998, the Company refinanced mortgage debt on ten of its apartment properties, resulting in a net decrease in mortgage interest expense of $33,000. These mortgage notes payable are long-term, fixed-rate, non-recourse instruments. The mortgage proceeds derived from the financing and refinancings were used to pay down bank debt resulting in lower bank line balances. Subsequently, the Company drew on its bank lines to fund the following transactions: (i) repaid a mortgage note payable on one of its retail centers; (ii) made contract payments on the Governors Gate apartment property development; (iii) made contract payments on the development of a free-standing Walgreens store (of which related interest has been capitalized); and (iv) funded treasury share repurchases. As a result of the above activity, bank line interest expense increased $219,000, and mortgage interest expense decreased $33,000, resulting in a net increase of $186,000. The average bank borrowings were approximately $53.9 million and $40.1 million for the third quarter of 1999 and 1998, respectively, with an average interest rate of 6.7% and 7.2%, respectively.

     Net income totalled $568,000, or $0.07 per share in the third quarter of 1999, compared to $681,000, or $0.08 per share, for the same period in 1998. The decrease in net income is primarily attributable to an increase in non-cash depreciation charges and a net increase in interest expense.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Operating revenue totalled $37.0 million, compared to $35.3 million reported for the same period a year ago. Operating revenue for retail centers and apartments was $20.6 million and $16.4 million, respectively. The increase in operating revenue was due primarily to increased rental rates and sustained occupancy levels at the properties, and operating revenue from the completion of the development of Governors Gate apartments during the first quarter of 1999. Income from operations before depreciation totalled $21.2 million in 1999, compared to $20.4 million in 1998, and depreciation expense totalled $8.1 million and $7.5 million, respectively, for the same periods. Operating expenses, net of depreciation, totalled $15.8 million in 1999, compared to $14.9 million in 1998. The increase in operating expenses was due to costs related to Governors Gate apartments as well as increases in utilities, management and leasing fees, and other non-controllable costs.

     Interest expense reflects a net increase of $501,000 resulting from the activity described below. In December 1997, mortgage financing was completed on one of the Company's enclosed regional malls, and in 1998, the Company refinanced mortgage debt on ten of its apartment properties, resulting in a net decrease in mortgage interest expense of $315,000. These mortgage notes payable are long-term, fixed-rate, non-recourse instruments. The mortgage proceeds derived from the financing and refinancings were used to pay down bank debt resulting in lower bank line balances. Subsequently, the Company drew on its bank lines to fund the following transactions: (i) repaid a mortgage note payable on one of its retail centers; (ii) made contract payments on the Governors Gate apartment property development; (iii) made contract payments on the development of a free-standing Walgreens store (of which related interest has been capitalized); and (iv) funded treasury share repurchases. As a result of the above activity, bank line interest expense increased $816,000, and mortgage interest expense decreased $315,000, resulting in a net increase of $501,000. The average bank borrowings were approximately $52.2 million and $35.7 million for the first nine months of 1999 and 1998, respectively, with an average interest rate of 6.6% and 7.1%, respectively.

     Net income totalled $1.8 million for the nine-month period ended September 30, 1999, compared to $2.1 million for the same period in 1998. The decrease in net income was primarily attributable to increased non-cash depreciation charges, and a net increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to initially finance the cost of property development and redevelopment activities, portfolio acquisitions, and other expenditures. At September 30, 1999, the Company had $932,000 in cash and cash equivalents and $95 million in committed bank lines of credit, of which approximately $40.9 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

     Net cash flows provided by operating activities decreased $602,000 in the first nine months of 1999 compared to the same period in 1998. The decrease was principally attributable to a net decrease in operating assets and liabilities relating to decreased development activity, partially offset by an increase in income from operations before depreciation, as described in the previous section.

     Net cash flows used in investing activities decreased approximately $5.9 million in 1999 from 1998, primarily attributable to the completion of construction of Governors Gate apartments in March 1999. This luxury 240-unit garden-style apartment community, located in Florida, generated positive cash flow from operations during the third quarter of 1999. The decrease was partially offset by the development of a freestanding Walgreens store at one of the retail centers. The Company also acquired two parcels of land, one in Florida and the other in Texas, which can be used for future development.

     Net cash flows used in financing activities increased $5.4 million, primarily attributable to the following: (i) a net reduction of approximately $6.3 million in the utilization of bank lines for development projects, as the development of Governors Gate apartments was completed during the first quarter of 1999; (ii) pursuant to the direct stock purchase and dividend reinvestment plan, the issuance of common stock increased by approximately 38,000 shares at a total amount of approximately $315,000; and (iii) increase of funding for treasury share repurchases, pursuant to the Company's stock repurchase program initiated in 1995. During the first nine months of 1999, the Company repurchased 165,700 treasury shares at a total cost of approximately $1.4 million, compared to 121,800 treasury shares at a total cost of approximately $1.1 million for the same period in 1998. Although the dividends paid per share remained consistent, fewer common shares outstanding resulted in a reduction of total cash dividends paid of approximately $451,000 during the first nine months of 1999 as compared to the same period a year ago.

     As of September 30, 1999, thirteen of the Company's properties, comprising approximately 47% of its gross investment in real estate, were subject to a total of $88.6 million in mortgage obligations, all of which are non-recourse and bear fixed rates of interest for fixed terms. The remaining seventeen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

     The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, as well as other factors. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets and certain non-operating items, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. On November 4, 1999, the Company's Board of Directors declared a cash dividend with respect to the quarter ending September 30, 1999, of $0.22 per share, payable on December 2, 1999, to shareholders of record as of November 26, 1999.

FUNDS FROM OPERATIONS

     Real estate industry analysts utilize the concept of funds from operations as an important analytical measure of a Real Estate Investment Trust's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy, as previously mentioned, is also based, in part, on the concept of funds from operations.

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

     For the three-month period ended September 30, 1999, funds from operations totalled $3.2 million, compared to $3.1 million earned for the same period in 1998. For the nine-month periods ended September 30, 1999 and 1998, funds from operations totalled $9.4 million and $9.1 million, respectively. The increase in funds from operations is primarily attributable to the Company's portfolio of both retail and apartment properties experiencing internal growth resulting from increased rental rates and market sustained occupancy levels, coupled with revenue generated from completed development projects.

YEAR 2000 ISSUE

     The Company has been addressing the potential computer program problems resulting from the arrival of Year 2000 (Y2K). The Company has established a Y2K compliance review process to assess the impact on the Company's internal financial information systems and property mechanical operations systems, as well as the potential impact from Y2K problems of significant tenants, vendors and suppliers of financial and other services (collectively "independent third parties"). The Company has identified required modifications to its internal corporate computer operating systems and certain software modifications at its apartment properties. The Company has completed these identified modifications and continues to test and monitor its systems. The Company has been working with external consultants to evaluate its computer systems and to determine their Y2K compliance. At September 30, 1999, this external evaluation has shown that the Company's computer systems have been either fixed to become compliant, or replaced with new systems which are Y2K compliant. The Company will continue assessing its own and its independent third parties' exposure to the Y2K problem, and developing contingency plans to deal with identified exposures. Based on the results of these assessments, the Company will formulate appropriate contingency back-up plans to take necessary and feasible precautions against problems not within its control. The Company is also continuing the process of reviewing, testing, and monitoring its own internal systems to ensure that they are Y2K compliant and to make necessary and timely corrections of identified Y2K problems under its direct control. This overall process will be on-going throughout 1999 due to the dependence upon the timeliness of activities of the Company's third parties, whom it does not control.

     Pursuant to the disclosure requirements of the Securities and Exchange Commission, the Company is attempting to identify possible worst case scenarios concerning Y2K issues and the related risks to the Company should one or more of these scenarios occur. It should be noted, however, that the Company cannot predict the probability of these scenarios actually materializing. The risks which could have a material effect on the Company's business, results of operations, or financial information and statements would likely be due to the Company's dependence on the services of independent third parties over which the Company has no control. Such potentially material risks would include, but are not limited to, the following: (i) failure of tenants to make rental payments because either their internal systems or their banking institutions will be unable to process such payments; (ii) the Company will be unable to pay vendors and/or creditors due to the failure of tenants to pay rents and/or the Company's banking institutions' failure to process such payments; and (iii) the complete failure or extended interruption of utility services to the Company's properties, which are served by various utilities, due to the utilities' inability to provide such services. If such a worse case scenario occurs, it will likely be of catastrophic proportions impacting multiple companies and industries of all kinds. Accordingly, the Company's ability to mitigate its exposures to such risks will be limited to what it can control, and corrective measures will be subject to the Company's resources as well as the efforts which industry and government make to alleviate the problems. The Company is also relying on statements made by the President of the United States on Wednesday, November 10, 1999, that most Y2K mission critical issues have been resolved at the National level, and that only small businesses are at risk.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 1998. There have been no material changes during the first nine months of 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no pending legal proceedings to which the Company is a party or to which any of its properties is subject, which, in the opinion of management and its litigation counsel, has resulted or will result in any material adverse effect on the financial position of the Company.

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


                              SIZELER PROPERTY INVESTORS, INC.
                                        (Registrant)


                              By: /s/ Robert A. Whelan
                                  ----------------------------
                                      Robert A. Whelan
                                   Chief Financial Officer


Date: November 12, 1999