Form 10-K405
period 1999-12-31
SIZELER PROPERTY INVESTORS INC
filed 2000-03-29
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                       Commission File
    December 31, 1999                                            Number 1-9349

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

                                                      Name of each exchange on
                                                      ------------------------
       Title of each class                                which registered
       -------------------                                ----------------
   Common Stock, $.01 par value                       New York Stock Exchange
    8% Convertible Subordinated
       Debentures, due 2003                           New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of the Registration S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ([X]).

The aggregate market value of voting stock held by non-affiliates of the registrant was $53,027,000 at March 14, 2000.

The number of shares of common stock outstanding at March 14, 2000, was 7,874,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders to be held in May 2000 are incorporated by reference in Part III of this report.

                                    PART I

Item 1.  Business.

The Company

Sizeler Property Investors, Inc. (the "Company") was organized as a Delaware corporation with perpetual existence on October 28, 1986.

The Company is a self-administered equity real estate investment trust (REIT) that invests in income-producing shopping center and apartment properties in the southern United States. At December 31, 1999, the Company's investment portfolio included interests in three enclosed regional shopping malls, three power shopping centers, ten community shopping centers, and fourteen apartment communities. The properties are located in Louisiana (15), Florida (10), Alabama
(4), and Texas (1). Leasable area of the retail properties totalled approximately 2.7 million s.f., and the apartment communities contained 3,397 units.

During 1999, the Company's retail and apartment properties were on average, approximately 95% leased. However, at December 31, 1999 the Company's retail properties were approximately 91% leased which is reflective of the Company reacquiring possession of approximately 75,000 s.f. of gross leasable area - 35,000 s.f. by mutual agreement of the parties and 40,000 s.f. surrendered by the tenant. Accordingly, the Company now has the opportunity to lease these spaces at higher current market rates. The Company defines "leased" as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments.

The Company has elected to qualify and be treated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code.


Investment Objective and Strategic Plan

The Company's primary objective is to maximize shareholder value through internal growth (by employing an effective value-added asset management program which emphasizes increasing funds from operations and the appreciation of property values) and development of new properties. The Company may also make opportunistic property acquisitions and participate with other entities in property ownership, through joint ventures or other types of co-ownership.

The Company's strategy for growth is to (1) develop new properties within its geographic region (the southern United States); (2) implement programs of redevelopment or expansion of certain properties; and (3) acquire shopping center and apartment properties in fundamentally strong markets in its geographic region; and (4) improve the operating performance of those properties through effective and efficient leasing and management programs.

In order to provide a degree of portfolio risk diversification, while maintaining a focused approach to asset management, the Company has elected to expand its ownership of apartment properties and, to the extent practical, intends to achieve a balanced portfolio of investments in shopping centers and apartments. At December 31, 1999, approximately 60% of the Company's portfolio consisted of investments in retail properties and 40% consisted of investments in apartment communities.

The Company believes that its regional concentration and substantial knowledge of the markets in which it operates affords it a competitive advantage in the identification of real estate trends and investment opportunities within these markets, which will facilitate the Company's overall strategy to increase cash flow and to enhance the value of its existing portfolio through: (1) maximizing rental income by achieving an optimum level of rental rates and occupancy levels; (2) operating properties in a cost-effective manner; (3) renovating properties in order to maintain and improve its competitive position and performance in the marketplace; and (4) assessing the most cost-effective sources of capital to finance properties.

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

     --the presence of or proximity to potential environmental issues;

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


Competition

Competition in the market areas in which the Company operates is significant and affects acquisitions and/or development of properties, occupancy levels, rental rates, and operating expenses of certain properties. The Company also competes with a wide variety of institutions and other investors for capital funds necessary to support its investment activities and asset growth.

The Company believes that the significant operating and financial experience of management, combined with the Company's regional concentration, as well as the location, quality, condition, and overall appearance of its properties, which affect the attraction and retention of its tenants, should enable the Company to continue to compete effectively with other entities.


Environmental Matters

Investments in real property have the potential for environmental liability on the part of the owner of such property. The Company is not aware of any environmental liabilities to the Company relating to the Company's investment properties, which would have a material adverse effect on the Company's business, assets, or results of operations.

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

The Company has asserted a claim against the operator of a property adjoining one of the Company's properties with respect to spills of petroleum-based substances on the adjoining property and their migration or potential migration to Company property. The Company has been engaged in discussions with this operator, which is one of the world's largest oil companies. The operator has assumed responsibility for remediation with state environmental authorities and has, subsequent to December 31, 1999, proposed a remediation plan, which the Company is reviewing and discussing with the operator.


Executive Officers

The Company is self-administered and does not engage a separate advisor or pay an advisory fee for administrative or investment services. Management of the Company is provided by its officers. The executive officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

The executive officers of the Company are as follows:

Name                         Age                 Position(s) with the Company
----                         ---                 ----------------------------
Sidney W. Lassen...........  65         Chairman of the Board and Chief Executive Officer
Thomas A. Masilla, Jr......  53         Vice Chairman of the Board, President, and Principal Operating Officer
Robert A. Whelan...........  32         Chief Financial Officer
James W. Brodie............  31         Secretary and Vice President of Acquisition and Development

Mr. Lassen has been an executive officer of the Company since its inception in 1986, and has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties for approximately 40 years. He has previously served as a trustee of the International Council of Shopping Centers, the national association for the shopping center industry. Mr. Lassen is Chairman of the Board and Chief Executive Officer of Sizeler Realty Co., Inc., and a Director of Hibernia Corporation.

Mr. Masilla, a certified public accountant, was elected to the position of Vice Chairman of the Company in 1994, Principal Operating Officer and President in 1995, and has been a member of the Company's Board of Directors since 1986. Mr. Masilla has been a corporate executive and manager for more than 30 years, with extensive experience in both the real estate and commercial bank industries.

Mr. Whelan joined the management team in May 1999. Mr. Whelan is a certified public accountant and has 14 years of experience in the acquisition, disposition, management, financing, and auditing of real estate properties.

Mr. Brodie has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties for approximately 11 years. He joined the company in May 1989.


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

Under the terms of the management agreement with the Company, the Management Company performs leasing and management services with respect to the Company's properties, including, for each property, the annual preparation of detailed operating and capital budgets, accounting, data processing, collection of rents, repairs, cleaning, maintenance, and other operating services. Upon request of the Company, the Management Company also performs, or causes to be performed, additional services, such as development and re-development of properties, advertising, promotion, market research, and other management information, and may perform for fees, services for tenants and other third parties.

The Management Company is paid a fee based on the Company's gross investment in real estate, subject to adjustment for year-to-year increases or decreases in funds from operations per share of the Company.


Economic Conditions

The Company is affected by national and local economic conditions and changes in the real estate and capital markets. The financial performance of the retail properties are partially dependent upon the strength of retail sales, which are directly affected by trends in employment and personal income. Apartment properties are affected by market conditions, economic trends, and employment conditions in the communities in which they are located.

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

To diversify its portfolio and reduce the risks of geographic concentration and economic dependency on a primary industry, the Company began a program in 1988 of acquiring properties in other states in the Gulf South region. As of the date of this filing, the Company has properties in Louisiana, Florida, Alabama, and Texas.


Item 2.  Properties

As of December 31, 1999, the Company's real estate portfolio included interests in sixteen shopping centers and fourteen apartment communities. The Company holds, directly, or indirectly through partnerships, a fee interest in all of its properties, with the exception of the Southwood Shopping Center in Gretna, Louisiana, and the Westland Shopping Center, in Kenner, Louisiana, in which it holds its interests under long-term ground leases. Twelve of the Company's properties were subject to mortgage loans at December 31, 1999.

In the opinion of Management, all of the Company's properties are well maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance.

The following table sets forth certain information concerning the Company's real estate investments as of December 31, 1999:

                                                                                       Percent
                                                                Gross Leasable Area   Leased (c)
                                       Year         Year Last    in Square Feet or    December 31
                                                                                     -------------
Description                         Completed       Renovated     Rentable Units     1999     1998
-----------                         ---------       ---------     --------------     ----     ----
Regional Enclosed Malls (3)
---------------------------
  Hammond Square                       1978            1992         365,000           85%      89%
    (Hammond, Louisiana)                                            435,000 (a)
  North Shore Square                   1986            1995         356,000           97%      97%
    (Slidell, Louisiana)                                            624,000 (a)
  Southland Mall                    1970, 1981         1994         465,000           89%      98%
    (Houma, Louisiana)                                              619,000 (a)
Power Shopping Centers (3)
--------------------------
 Lantana Plaza                         1992            1999         276,000           98%      98%
    (Palm Beach County, Florida)
  Town & Country                        1989             ---         193,000          79%      99%
    (Palatka, Florida)
  Westward                          1961, 1990         1995         227,000          100%     100%
    (W. Palm Beach, Florida)
Community Shopping Centers (10)
-------------------------------
  Airline Park                         1973            1986          71,000           92%      92%
    (Metairie, Louisiana)
  Azalea Gardens                       1950            1986          45,000          100%     100%
    (Jefferson, Louisiana)
  Camelot Plaza                        1981            1999          91,000           76%      84%
    (San Antonio, Texas)
  Colonial                             1967         1987, 1999       45,000          100%      22%
    (Harahan, Louisiana)
  Delchamps Plaza                      1989             ---          73,000           97%     100%
    (Gonzales, Louisiana)                                           187,000 (a)
  Rainbow Square                       1986             ---          75,000           97%     100%
    (Dunnellon, Florida)                                            117,000 (a)
  Southwood (b)                        1986             ---          40,000          100%     100%
    (Gretna, Louisiana)
  Weeki Wachee Village                 1987             ---          82,000           90%      91%
    (Weeki Wachee, Florida)
  Westgate                             1964            1987         208,000           93%      98%
    (Alexandria, Louisiana)
  Westland                             1966         1990, 1999      108,000           62%      94%
    (Kenner, Louisiana)
                                                                -----------          ----     ----

                                                                  2,720,000           91% (d)  95%
                                                                ===========          ====     ====

Apartments (14)
---------------
  Bel Air                           1968, 1974          ---       202 units           94%      98%
   (Mobile, Alabama)
  Bryn Mawr                            1991            1999       240 units         100%       99%
   (Naples, Florida)
  Colonial Manor                       1967            1994        48 units          92%      100%
    (Harahan, Louisiana)
  Garden Lane                       1966, 1971         1999       261 units          99%      100%
   (Gretna, Louisiana)
  Georgian                             1951            1993       135 units          96%       99%
   (New Orleans, Louisiana)
  Governors Gate                       1999             ---       240 units          90%       66%
    (Pensacola, Florida)
  Hampton Park                         1977            1995       300 units          95%       96%
    (Mobile, Alabama)
  Jamestown Estates                    1972             ---       177 units          93%       96%
    (Pensacola, Florida)
  Lafayette Square                   1969-1972      1995, 1999    675 units          94%       94%
    (Mobile, Alabama)
  Lakeview Club                        1992             ---       443 units          98%       96%
    (Ft. Lauderdale, Florida)
  Magnolia Place                       1984             ---       148 units          93%       91%
    (New Iberia, Louisiana)
  Pine Bend                            1979             ---       152 units          97%       97%
    (Mobile, Alabama)
  Steeplechase                         1982             ---       192 units          92%       98%
    (Lafayette, Louisiana)
  Woodcliff                            1977            1999       184 units          98%       95%
    (Pensacola, Florida)
                                                                -----------         ----      ----

                                                                3,397 units          96%       95%
                                                                ===========         ====      ====

(a) The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. Hammond Square and Southland Mall have stores owned by Dillard Department Stores, Inc., comprising 70,000 s.f. and 154,000 s.f. of space, respectively; North Shore Square Mall has stores owned by Dillard Department Stores, Inc. comprising 116,000 s.f. and 77,000 s.f. of space, and Mervyn's comprising 75,000 s.f. of space; Delchamps Plaza and Rainbow Square Shopping Centers have stores owned by Wal-Mart Stores, Inc., comprising 114,000 s.f. and 42,000 s.f., respectively.

(b) The Company has a 50% partnership interest in Southwood Shopping Center.

(c) The Company defines "leased" as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments. Percent leased for retail is computed as the ratio of total space leased, including anchor stores, to total leasable space, expressed as a percentage. The computation excludes owner-occupied stores in which the Company has no ownership interest.

(d) During 1999, the Company's retail properties, on average, were approximately 95% leased. However, at December 31, 1999 the Company's retail properties were approximately 91% leased which is reflective of the Company reacquiring possession of approximately 75,000 s.f. of gross leasable area - 35,000 s.f. by mutual agreement of the parties and 40,000 s.f. surrendered by the tenant. Accordingly, the Company now has the opportunity to lease these spaces at higher current market rates.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

The Company's shares of common stock ("shares") are listed for trading on the New York Stock Exchange under the symbol "SIZ".

The following table sets forth the high and low sales price of the shares for the periods indicated, as reported by the New York Stock Exchange, and the dividends paid per share in such periods.

                                                        Dividends
                                      High        Low     Paid
                                   ----------  ---------  -----
                   1999
                   ----
                   1st Quarter....  $ 8 15/16  $ 7 15/16  $0.22
                   2nd Quarter....    9 7/16     7  3/4   $0.22
                   3rd Quarter....    9 1/8      8  1/4   $0.22
                   4th Quarter....    8 11/16    8        $0.22

                   1998
                   ----
                   1st Quarter....  $11 3/8    $10 5/16   $0.22
                   2nd Quarter....   11 3/16     9 13/16  $0.22
                   3rd Quarter....   10 5/16     8  5/8   $0.22
                   4th Quarter....    9 3/16     8 1/16   $0.22

As of March 14, 2000, there were 473 individually listed owners of record of the Company's shares. Approximately 82% of the Company's outstanding shares are held in nominee name by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

The Company has paid dividends in each quarter since its inception as a publicly owned company in 1987, with a cumulative total of approximately $85 million paid to shareholders over this time period.

Under the REIT rules of the Internal Revenue Code, the Company must pay at least 95% of its ordinary taxable income as dividends in order to avoid taxation as a regular corporation. The declaration of dividends is a discretionary decision of the Board of Directors and depends upon the Company's funds from operations, financial requirements, tax considerations, and other factors. A portion of the Company's dividends paid may be deemed capital gain income, a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividend.

The federal income tax status of dividends per share paid for each of the five years ended December 31 was as follows:

                      1999     1998       1997   1996   1995
                      -----    -----      -----  -----  -----
 Ordinary Income      $0.54    $0.62      $0.54  $0.37  $0.40
 Return of Capital     0.34     0.27 (a)   0.34   0.51   0.72
 Capital Gain           ---      ---        ---    ---    ---
                      -----    -----      -----  -----  -----
   Total              $0.88    $0.89      $0.88  $0.88  $1.12
                      =====    =====      =====  =====  =====

     (a) Includes a $0.01 per share distribution for the redemption of stock purchase rights in connection with the Company's adoption of a replacement shareholder rights plan.

The Company has a direcct stock pruchase and dividend reinvestment plan pursuant to which the Company's shareholders of record may use their dividends or invest other funds to purchase additional shares. The Company has acquired shares for the plan by open market purchases and newly issued shares. Brokerage commissions on all such purchases are paid by the Company and are not charged to plan participants.

Item 6.  Selected Financial Data.

The following table sets forth selected consolidated financial data (in thousands, except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein.

                                                                          Year Ended December 31
                                           ------------------------------------------------------------------------
OPERATING DATA /(1)/                         1999            1998            1997            1996            1995
                                           --------        --------        --------        --------   -------------
Operating Revenue
   Rents and Other Income                  $ 49,848        $ 47,680        $ 46,349        $ 44,353        $ 43,129
   Equity in Income of
    Partnership                                 121             111              94             103             106
                                           --------        --------        --------        --------   -------------
                                             49,969          47,791          46,443          44,456          43,235
Operating Expenses                           32,604          30,481          29,280          27,630          26,044
                                           --------        --------        --------        --------   -------------
INCOME FROM OPERATIONS                       17,365          17,310          17,163          16,826          17,191

Interest Expense                             15,018          14,554          14,608          14,542          14,497
                                           --------        --------        --------        --------   -------------
INCOME BEFORE EXTRAORDINARY ITEM              2,347           2,756           2,555           2,284           2,694

Extraordinary Item - Early
 Extinguishment of Debt                           -               -               -            (449)              -
                                           --------        --------        --------        --------   -------------
    NET INCOME                             $  2,347        $  2,756        $  2,555        $  1,835        $  2,694
                                           ========        ========        ========        ========   =============

Funds From Operations /(2)/                $ 12,603        $ 12,284        $ 11,509        $ 10,771        $ 10,492
Net Cash Provided by (Used in):
  Operating Activities                     $ 13,180        $ 12,510        $ 13,024        $ 13,583        $ 10,117
  Investing Activities                     $ (9,912)       $(17,020)       $ (6,836)       $ (7,555)       $(17,857)
  Financing Activities                     $ (3,081)       $  4,532        $ (5,528)       $ (6,834)       $  7,591
Dividends Paid                             $  6,938        $  7,330        $  7,413        $  7,425        $  9,723
Per Share Data:
  Net Income                               $   0.30        $   0.33        $   0.30        $   0.22        $   0.31
  Dividends Paid                           $   0.88        $   0.88        $   0.88        $   0.88        $   1.12
Weighted Average Shares Outstanding           7,888           8,331           8,423           8,433           8,690

                                               1999            1998            1997            1996            1995
                                           --------        --------        --------        --------        --------
 BALANCE SHEET DATA
  Gross Investment in Real Estate          $339,306        $329,390        $311,216        $304,424        $296,884
  Total Assets                              286,061         285,886         276,345         278,380         281,857
  Mortgage Notes Payable                     84,712          89,869          90,615          68,080          68,317
  Notes Payable                              59,988          49,178          32,342          52,639          51,419
  Convertible Subordinated
   Debentures                                61,878          62,878          62,878          62,878          62,878
  Total Liabilities                         215,108         209,669         191,818         189,013         186,534
  Shareholders' Equity                       70,953          76,217          84,527          89,367          95,323

________________

/(1)/ See "Management's Discussion and Analysis of Financial Condition and
      Results of Operations for information regarding factors such as property development and other transactions which have affected operating performance during the periods indicated.

/(2)/ Real estate industry analysts and the Company utilize the concept of funds from operations (FFO) as an important analytical measure of a Real Estate Investment Trust's financial performance, with FFO being defined by the Company and the National Association of Real Estate Investment Trusts (NAREIT) as net income, excluding gains or losses from sales of property and those items defined as "extraordinary" under generally accepted accounting principals (GAAP), plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

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

The Company's real estate investment portfolio is composed of sixteen retail properties and fourteen apartment communities. As of December 31, 1999, the Company's gross investment in real estate totalled $339 million, and consisted of approximately 60%, or $204 million, in shopping centers, and approximately 40%, or $135 million, in apartments. Total revenue for 1999 was $50 million, and consisted of approximately 56%, or $28 million, generated by the shopping center properties, and approximately 44%, or $22 million, generated by the apartment properties.

Results of Operations

 Comparison of the years ended December 31, 1999, and 1998.

For the year ended December 31, 1999, operating revenue from shopping centers and apartments increased approximately $584,000 and $1,594,000, respectively, resulting in a combined total increase of approximately $2.2 million. The increase in operating revenue is primarily attributable to the Governors Gate Apartments complex, which was completed in the first quarter of 1999. In addition, there were increases in rental rates coupled with market sustained occupancy levels at the retail properties. Operating expenses, net of depreciation, increased approximately $1.4 million in 1999 compared to 1998. The increase in operating expenses associated with the retail properties is $408,000 and with the apartment properties is $1.0 million. The increase in operating expenses was due to costs related to Governors Gate apartments as well as increases in management and leasing fees, and other non-controllable costs.

Interest expense reflects a net increase of $464,000 resulting from activity described below. During 1998, the Company refinanced mortgage debt on ten of its apartment properties, resulting in a net decrease in mortgage interest expense of $285,000. These mortgage notes payable are long-term, fixed-rate, non-recourse instruments. The mortgage proceeds derived from the refinancings were used to pay down bank debt resulting in lower bank line balances. Subsequently, the Company drew on its bank lines to fund the following transactions: (i) repaid a mortgage note payable on one of its retail centers; (ii) made contract payments for the development of Governors Gate apartment community and a free-standing Walgreens store (of which related interest has been capitalized); and
(iii) funded treasury share repurchases. As a result of the above activity, bank line interest expense increased $895,000, and mortgage interest expense decreased $431,000, resulting in a net increase of $464,000. The average bank borrowings were approximately $54.0 million and $38.6 million for 1999 and 1998, respectively, with an average rate of 6.8% and 7.6% respectively.

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


Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At December 31, 1999, the Company had $1.3 million in cash and cash equivalents, and commitments for a total of $85 million of bank lines of credit, of which approximately $25 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities increased $670,000 in 1999 from 1998, as compared to a decrease of $514,000 in 1998 from 1997. The increase between 1999 and 1998 is primarily attributable to a net increase in income from operations before depreciation, as well as a net increase in operating liabilities. The decrease between 1998 and 1997 is primarily attributable to a net increase in operating assets over 1997, partially offset by an increase in income from operations before depreciation.

Net cash flows used in investing activities decreased $7.1 million in 1999 from 1998, primarily due to the construction of Governors Gate apartments during 1998, which was completed in March 1999. This luxury 240-unit garden-style apartment community, located in Florida, contributed positively to the Company's increase in revenue for 1999. The decrease was partially offset by the development of a freestanding Walgreens store at the Camelot Plaza Shopping Center in San Antonio, Texas and the start of construction on a new Publix super market at the Town and Country Shopping Center in Palatka, Florida. The Company also acquired two parcels of land, one in Florida, and the other in Texas, which can be used for future development. The Company had no other material commitments for capital improvements at December 31, 1999.

Net cash flows used in investing activities increased $10.2 million in 1998 over 1997, resulting from the development of the Governors Gate apartments. As of December 31, 1998 the Company had $14.0 million invested in this development. Also during 1998, the Company acquired two parcels of land for future development, totalling $611,000.

Net cash flows used in financing activities increased $7.6 million in 1999 from 1998 due to a net reduction of approximately $7.8 million in the utilization of bank lines for development projects, as the development of Governors Gate apartments was completed during the first quarter of 1999. This was partially offset by a reduction of total cash dividends paid of approximately $392,000 in 1999 as compared to the prior year. Although the dividends paid per share remained consistent, fewer common shares outstanding resulted in the reduction of total cash dividends paid.

As of December 31, 1999, twelve of the Company's properties, comprising approximately 45% of its gross investment in real estate, were subject to a total of $84.7 million in mortgage debt, all of which are non-recourse and bear a fixed rate of interest for a fixed term. The remaining eighteen properties in the portfolio are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance expenses at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on February 3, 2000, declared a cash dividend with respect to the period October 1, 1999, through December 31, 1999, of $0.22 per share, to shareholders of record as of February 25, 2000.


Funds From Operations

Real estate industry analysts and the Company utilize the concept of funds from operations as an important analytical measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

Funds from Operations (FFO) is defined by the Company and the National Association of Real Estate Investment Trusts (NAREIT) as net income, excluding gains or losses from sales of property and those items defined as "extraordinary" under generally accepted accounting principals (GAAP), plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. Funds from operations should not be considered as an alternative to net income as defined by generally accepted accounting principles or to cash flows as a measure of liquidity. A reconciliation of net income to basic funds from operations is presented below (in thousands).

                                                                    Year Ended December 31
                                                                    ----------------------
                                                          1999                                   1998
                                                          ----                                   ----
                                                ($000)               Shares            ($000)               Shares
                                                ------             ---------           ------             ---------
     Net Income                               $  2,347                7,888          $   2,756                8,331
          Additions:
             Depreciation                       10,845                                  10,145
             Partnership depreciation               37                                      38
          Deductions:
             Minority depreciation                  48                                      47
             Amortization costs                    578                                     608
                                              --------             ---------        ----------           ----------
     Funds from Operations - Basic            $ 12,603                 7,888         $  12,284                8,331
                                              ========             =========        ===========           =========


For the year ended December 31, 1999, funds from operations totalled $12.6 million, compared to $12.3 million in 1998, an increase of approximately $300,000. This increase in funds from operations is primarily attributable to internal growth and improved operating performance by the Company's retail and apartment properties, which experienced overall revenue growth, primarily from higher rental rates coupled with market sustained occupancy.

For the year ended December 31, 1998, funds from operations totalled $12.3 million, compared to $11.5 million in 1997, an increase of approximately $800,000. This increase in funds from operations results from internal growth and improved operating performance by the Company's real estate properties, which experienced overall revenue growth, primarily from higher rental rates coupled with market sustained occupancy.

Future Results

This Form 10-K and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties;
(c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies; (e) decreases in rental rates available from tenants; (f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development, and rehabilitation of properties by the Company; (h) increases in interest rates; (i) Year 2000 issues; (j) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (k) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (l) the competitive factors described in Item 1 -Competition of this report.

Year 2000 Issue

As of March 28, 2000, the Company has experienced no computer program or hardware problems resulting from the arrival of Year 2000 (Y2K). In addition it experienced no Y2K problems in its dealings with significant tenants and vendors and suppliers of financial and other services (collectively "independent third parties").


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


Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate changes primarily as a result of its bank lines of credit and long-term debt used to maintain liquidity, and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows, and to optimize its overall borrowing costs. To achieve its objective, the Company utilizes its variable LIBOR-based, short-term (one to six month maturities) bank credit lines to fund new investments until such investments can be financed with long-term fixed-rate mortgage debt. At December 31, 1999, borrowings under the Company's bank lines of credit totaled $59,988,000, bore an average interest rate of 6.84%, and had an approximate fair market value of $54,709,000.

Based on the balance of bank lines of credit outstanding at December 31, 1999 and the average interest rate during 1999, a 10% increase in variable interest rates would increase the Company's interest expense in 2000 by approximately $410,000.

As the bank lines of credit include those obligations that exist as of December 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not included in the fair market value above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and the level of interest rates.


Item 8.  Financial Statements and Supplementary Data.

The Company's Consolidated Balance Sheets as of December 31, 1999 and 1998, and its Consolidated Statements of Income, Shareholders' Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 1999, 1998, and 1997, together with the Reports of Independent Auditors thereon, are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in Notes to Consolidated Financial Statements are also incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in, nor disagreements with Accountants on accounting and financial disclosures.

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

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedules


                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                               Page
                                                                                               ----
Report of Independent Auditors                                                                   16

Consolidated Balance Sheets as of December 31, 1999, and 1998                                    17

Consolidated Statements of Income for the years ended December 31, 1999, 1998,
 and 1997                                                                                        18

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999,
 1998, and 1997                                                                                  19

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997      20

Notes to Consolidated Financial Statements                                                       21

Financial Statement Schedules

     Schedule II.  Valuation and Qualifying Accounts                                             31

     Schedule III.  Real Estate and Accumulated Depreciation                                     32

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Sizeler Property Investors, Inc.


We have audited the consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP


New Orleans, Louisiana
February 4, 2000
except for Note H, as to
which the date is March 2, 2000

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31
                                                                                     -----------------------------
                                                                                         1999            1998
                                                                                     ------------     ------------
                                     ASSETS
Real estate investments (Note B)
  Land                                                                               $ 50,814,000     $ 49,814,000
  Buildings and improvements, net of accumulated depreciation
   of $66,162,000 in 1999 and $55,964,000 in 1998                                     221,413,000      222,699,000
  Investments in real estate partnership (Notes A and F)                                  917,000          913,000
                                                                                     ------------     ------------
                                                                                      273,144,000      273,426,000

Cash and cash equivalents                                                               1,337,000        1,150,000
Accounts receivable and accrued revenue, net of allowance for
 doubtful accounts of $430,000 in 1999 and $423,000 in 1998                             2,938,000        2,829,000
Prepaid expenses and other assets, net                                                  8,642,000        8,481,000
                                                                                     ------------     ------------

   Total Assets                                                                      $286,061,000     $285,886,000
                                                                                     ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Notes D and L)                                               $ 84,712,000     $ 89,869,000
Notes payable (Note D)                                                                 59,988,000       49,178,000
Accounts payable and accrued expenses                                                   7,703,000        6,866,000
Tenant deposits and advance rents                                                         827,000          878,000
                                                                                     ------------     ------------
                                                                                      153,230,000      146,791,000
Convertible subordinated debentures (Notes D and L)                                    61,878,000       62,878,000
                                                                                     ------------     ------------
   Total Liabilities                                                                  215,108,000      209,669,000
                                                                                     ------------     ------------

SHAREHOLDERS' EQUITY (Notes E and K)
Preferred stock, 6,000,000 shares authorized, none issued                                   ----              ----
Common stock, par value $.01 per share, 30,000,000
 shares authorized
  Shares issued and outstanding--9,085,000 in 1999 and 8,980,000 in 1998                   91,000           90,000
Additional paid-in capital                                                            128,604,000      127,750,000
Accumulated distributions in excess of net income (Note G)                            (47,288,000)     (42,697,000)
                                                                                     ------------     ------------
                                                                                       81,407,000       85,143,000
                                                                                     ------------     ------------

Treasury shares, at cost, 1,176,000 shares in 1999 and 990,000 shares in 1998         (10,454,000)      (8,926,000)
                                                                                     ------------     ------------
   Total Shareholders' Equity                                                          70,953,000       76,217,000
                                                                                     ------------     ------------

   Total Liabilities and Shareholders' Equity                                        $286,061,000     $285,886,000
                                                                                     ============     ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31
                                            ----------------------------------------
                                                1999          1998          1997
                                            ------------  ------------  ------------
OPERATING REVENUE (Note C)
 Rents and other income                      $49,848,000   $47,680,000   $46,349,000
 Equity in income of partnership                 121,000       111,000        94,000
                                             -----------   -----------   -----------
                                              49,969,000    47,791,000    46,443,000
                                             -----------   -----------   -----------

OPERATING EXPENSES (Note C)
 Management and leasing
  (Note F)                                     2,694,000     2,468,000     2,429,000
 Utilities                                     2,050,000     1,999,000     2,004,000
 Real estate taxes                             3,693,000     3,692,000     3,446,000
 Administrative expenses                       2,788,000     2,431,000     2,520,000
 Operations and maintenance (Note F)           7,825,000     7,201,000     6,828,000
 Other operating expenses                      2,709,000     2,545,000     2,432,000
 Depreciation and amortization (Note A)       10,845,000    10,145,000     9,621,000
                                             -----------   -----------   -----------
                                              32,604,000    30,481,000    29,280,000
                                             -----------   -----------   -----------

     INCOME FROM OPERATIONS                   17,365,000    17,310,000    17,163,000

 Interest expense (Note D)                    15,018,000    14,554,000    14,608,000
                                             -----------   -----------   -----------

     NET INCOME                              $ 2,347,000   $ 2,756,000   $ 2,555,000
                                             ===========   ===========   ===========
PERSHARE DATA (Note A)
     Net income                              $      0.30   $      0.33   $      0.30
                                             ===========   ===========   ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                         Accumulated
                                       Common Stock        Additional  Distributions in
                                 ------------------------    Paid-in       Excess of       Treasury
                                    Shares       Amount      Capital      Net Income         Stock         Total
                                 ------------  ----------  ------------- -------------  -------------  ------------
Balance at January 1, 1997          8,946,369   $  89,000   $127,420,000  $(33,172,000)  $ (4,970,000)  $89,367,000

Net income for 1997                                                          2,555,000                    2,555,000
Cash dividends declared and
  paid ($.88 per share)
  (Notes G and H)                                                           (7,413,000)                  (7,413,000)
Exercise of stock options
  (Note E)                              8,750                     75,000                                     75,000
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note E)                         9,000       1,000         90,000                                     91,000
Shares issued pursuant to
  Incentive Award Plan (Note E)         2,000                     17,000                                     17,000
Unrealized gain on securities                                                   11,000                       11,000
Purchase of treasury shares,
  17,100 shares                                                                              (176,000)     (176,000)
                                 ------------  ----------  ------------- -------------  -------------  ------------
Balance at December 31, 1997        8,966,119   $  90,000   $127,602,000  $(38,019,000)  $ (5,146,000)  $84,527,000

Net income for 1998                                                          2,756,000                    2,756,000
Cash dividends declared and
  paid ($.88 per share)
  (Notes G and H)                                                           (7,330,000)                  (7,330,000)
Stock Rights Redemptions                                                       (86,000)                     (86,000)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note E)                         9,000                     98,000                                     98,000
Shares issued pursuant to
  Incentive Award Plan (Note E)         4,687                     50,000                                     50,000
Unrealized loss on securities                                                  (18,000)                     (18,000)
Purchase of treasury shares,
  449,000 shares                                                                           (3,780,000)   (3,780,000)
                                 ------------  ----------   ------------ -------------  -------------  ------------
Balance at December 31, 1998        8,979,806   $  90,000   $127,750,000  $(42,697,000)  $ (8,926,000)  $76,217,000

Net income for 1999                                                          2,347,000                    2,347,000
Cash dividends declared and
  paid ($.88 per share)
  (Notes G and H)                                                           (6,938,000)                  (6,938,000)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note E)                         9,000                     75,000                                     75,000
Shares issued pursuant to
  Incentive Award Plan (Note E)         5,677                     47,000                                     47,000
Shares issued pursuant to
  Direct Stock Purchase Plan           90,206       1,000        732,000                                    733,000
Purchase of treasury shares,
  186,100 shares                                                                           (1,528,000)   (1,528,000)
                                 ------------  ----------   ------------ -------------  -------------  ------------
Balance at December 31, 1999        9,084,689   $  91,000   $128,604,000  $(47,288,000)  $(10,454,000)  $70,953,000
                                 ============  ==========   ============ =============  =============  ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31
                                                                 ----------------------------------------------------------
                                                                        1999                1998                1997
                                                                 ------------------  ------------------  ------------------
OPERATING ACTIVITIES:
 Net income                                                      $        2,347,000  $        2,756,000  $        2,555,000
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                         10,845,000          10,145,000           9,621,000
   (Increase) decrease in accounts receivable and
     accrued revenue                                                       (109,000)           (133,000)            332,000
   Increase in prepaid expenses and
      other assets                                                         (740,000)           (867,000)            (12,000)
   Increase in accounts payable and accrued expenses                        837,000             609,000             528,000
                                                                 ------------------  ------------------  ------------------
      Net Cash Provided by Operating Activities                          13,180,000          12,510,000          13,024,000
                                                                 ------------------  ------------------  ------------------

INVESTING ACTIVITIES:
  Acquisitions of and improvements to real estate investments            (9,912,000)        (17,020,000)         (6,836,000)
                                                                 ------------------  ------------------  ------------------
      Net Cash Used in Investing Activities                              (9,912,000)        (17,020,000)         (6,836,000)
                                                                 ------------------  ------------------  ------------------

FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable and notes
  payable to banks (Note I)                                              54,540,000          78,345,000          23,000,000
 Principal payments on mortgage notes payable and
  notes payable to banks (Note I)                                       (49,821,000)        (62,255,000)        (20,764,000)
 Debt issuance costs and mortgage escrow deposits                          (189,000)           (414,000)           (267,000)
 Cash dividends and other distributions to
  Shareholders (Note G)                                                  (6,938,000)         (7,414,000)         (7,413,000)
 Issuance of shares of common stock pursuant to
  direct stock purchase, stock option and stock award plans                 855,000              50,000              92,000
 Purchases of treasury shares                                            (1,528,000)         (3,780,000)           (176,000)
                                                                 ------------------  ------------------  ------------------
     Net Cash (Used in) Provided by Financing Activities                 (3,081,000)          4,532,000          (5,528,000)
                                                                 ------------------  ------------------  ------------------

 Net increase in cash and cash equivalents                                  187,000              22,000             660,000
 Cash and cash equivalents at beginning of year                           1,150,000           1,128,000             468,000
                                                                 ------------------  ------------------  ------------------

     CASH AND CASH EQUIVALENTS AT END
      OF YEAR                                                    $        1,337,000  $        1,150,000  $        1,128,000
                                                                 ==================  ==================  ==================



                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998, and 1997

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Sizeler Property Investors, Inc., and its majority-owned and controlled subsidiaries and partnerships (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a real estate partnership at December 31, 1999 and 1998 represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

Cash and Cash Equivalents. Cash equivalents represent investments that are highly liquid and have a maturity of three months or less at the time the investment is made.

Real Estate Investments. Real estate investments are recorded at cost. Depreciation of buildings and improvements is provided for by the straight-line method over the estimated useful lives of the assets, ranging from ten to forty years. Betterments and major replacements are capitalized, and the replaced asset and accumulated depreciation are removed from the accounts. Tenant improvement costs are depreciated using the straight-line method over the term of the related leases. Maintenance and repairs are expensed in the period incurred.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company is required to review such assets for impairment whenever any events or circumstances indicate that the carrying value of the assets may not be recoverable. When indicators of impairment are present, the Company makes an assessment of its recoverability by estimating the future undiscounted cash flows expected to result from the use of the property and its eventual disposition. If the carrying value exceeds the aggregate future cash flows, the Company would recognize an impairment loss. No such impairment losses have been recognized for the years ended December 31, 1999, 1998 or 1997. No real estate is held for sale at December 31, 1999 or 1998.

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

On May 21, 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus decision on Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, which provides that recognition of contingent (percentage) rental income in interim periods must be deferred until the specified target (breakpoint) that triggers the percentage rental income is achieved. However, on November 19, 1998, the EITF withdrew its May 21, 1998, consensus on Issue No. 98-9. This change in thinking by the EITF was met with objections from the Securities and Exchange Commission (SEC) on the basis that income should not be accrued if it can be reversed. The SEC subsequently issued Staff Accounting Bulletin No. 101 on December 3, 1999, which affirmed issue No. 98-9. The Company has adopted Issue No. 98-9 and has deferred the recognition of percentage rental income until the date that the tenants' sales exceed the breakpoint set forth in the lease agreements.

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

A real estate investment trust is required to distribute to shareholders at least 95% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 1999, the income tax basis, net of accumulated tax depreciation, of the Company's real estate properties was approximately $278 million.

Earnings Per Share. The Company adopted SFAS No. 128, Earnings Per Share, in 1997. Basic EPS excludes dilution and is computed by dividing income available to common stock holders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

For the years ended December 31, 1999, 1998, and 1997, options to purchase 482,631, 316,940, and 147,000, shares of common stock, respectively, were outstanding but excluded in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of common shares. The Company's outstanding Debentures are also excluded from the computation for 1999, 1998, and 1997 due to their antidilutive effect. Accordingly, there is no effect on net income in the calculation of diluted EPS for the years ended December 31, 1999, 1998 or 1997.

Common Stock and Preferred Stock. In March 1998, the Board of Directors approved an increase in the Company's authorized Preferred Stock, from 3 million shares to 6 million shares, and its authorized Common Stock, from 15 million to 30 million shares, pursuant to shareholder approval given at the Company's 1994 Annual Meeting of Shareholders, which gave the Board of Directors authority to effect the said increases in the Company's authorized shares for a period of five years. The Company has one class of Common Stock, and the additional authorized shares have the same voting rights and other attributes as the existing outstanding shares of Common Stock. The Board of Directors is authorized to provide for the issuance of the Preferred Stock, and to fix the designations, powers, preferences and rights of the shares of each series, and the qualifications, limitations, or restrictions thereof. The Company does not have any outstanding shares of Preferred Stock as of December 31, 1999.

Stock Option Plans. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 23, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (See Note E).

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

NOTE B:  REAL ESTATE INVESTMENTS

     Certain real estate with a book value of approximately $124,819,000 at December 31, 1999 is pledged as collateral for notes payable described in Note
D. In addition, certain notes are secured by collateral assignments of rents and leases on such real estate. Certain real estate is located on land subject to long-term ground leases expiring at dates through 2046.

In 1999, the Company incurred development costs of $1.4 million on the development of a new freestanding Walgreens store at the Camelot Plaza Shopping Center. The store was completed and opened for business on August 30, 1999. Construction began on a new Publix super market during the fourth quarter of 1999, of which the Company has incurred development costs of $1.5 million, as of December 31, 1999. This project is scheduled for a third quarter, 2000 completion. Also in 1999, the Company acquired land adjacent to an apartment property, totalling approximately $464,000.

In 1998, the Company incurred total development costs of $12.2 million on the development of an apartment property, which was completed in early 1999. At December 31, 1998, the Company had a total investment in the development of $14.0 million, of which construction in progress totalled $7.9 million. Also in 1998, the Company acquired two parcels of developable land, one parcel adjacent to a retail center and the other parcel adjacent to an apartment property, totalling approximately $611,000.


NOTE C:  REAL ESTATE OPERATIONS

The Company's principal business is investing in shopping centers and apartment communities, located in the southern United States. Tenants in the Company's shopping centers include national, regional, and local retailers. Most of the Company's shopping center leases provide for the payment of fixed monthly rentals (minimum rents), reimbursement of common area maintenance, utilities, taxes and insurance expenses, and many of the Company's retail leases also provide for payment of additional rents based upon a percentage of retail sales in excess of stated minimums. The non-cancelable portions of such lease terms range from one to forty years.

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

The Company's shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancelable operating leases at December 31, 1999 are as follows:

               Year                              Amount
               ----                          ------------
               2000                          $ 18,681,000
               2001                            17,579,000
               2002                            16,076,000
               2003                            14,423,000
               2004                            13,010,000
               Thereafter                      41,981,000
                                             ------------
                                             $121,750,000
                                             ============

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

The operating revenues, operating expenses, income from rental operations, and real estate investments for each of the reportable segments are summarized below for the years ended December 31, 1999, 1998, and 1997.



Retail:                          1999           1998           1997
                             -------------  -------------  -------------
   Operating Revenue         $ 28,022,000   $ 27,438,000   $ 26,554,000
   Operating Expenses          11,339,000     10,931,000     10,486,000
                             ------------   ------------   ------------
Income from Retail
 Rental Operations           $ 16,683,000   $ 16,507,000   $ 16,068,000

Apartments:
   Operating Revenue         $ 21,947,000   $ 20,353,000   $ 19,889,000
   Operating Expenses          10,420,000      9,405,000      9,173,000
                             ------------   ------------   ------------
Income from Apartment
 Rental Operations           $ 11,527,000   $ 10,948,000   $ 10,716,000

Total Income from Rental
   Operations                $ 28,210,000   $ 27,455,000   $ 26,784,000
   Depreciation               (10,845,000)   (10,145,000)    (9,621,000)
                             ------------   ------------   ------------
Income From Operations         17,365,000     17,310,000     17,163,000

   Interest Expense           (15,018,000)   (14,554,000)   (14,608,000)
                             ------------   ------------   ------------

Net Income                   $  2,347,000   $  2,756,000   $  2,555,000
                             ============   ============   ============

Gross Real Estate
 Investments: /(1)/
   Retail                    $205,214,000   $199,880,000   $197,770,000
   Apartments                 134,092,000    129,510,000    113,446,000
                             ------------   ------------   ------------
                             $339,306,000   $329,390,000   $311,216,000
                             ============   ============   ============

     /(1)/ Includes investments in land which the Company can use for future development, and an investment in a real estate partnership, which is accounted for by the equity method.

NOTE D:  NOTES PAYABLE AND OTHER LONG TERM LIABILITIES

The Company's mortgage notes payable at December 31, 1999 and 1998, are as follows:

                                 Secured by Land,
                                  Buildings, and                  Balance
                                  Improvements,                Outstanding at
                      Interest  with Book Value on              December 31,
                                                    --------------------------------
Principal Maturity    Rate (c)  December 31, 1999          1999             1998
--------------------  --------  ------------------  ------------------  ------------
December 1, 1999        10.88%       $         (a)         $         -   $ 3,450,000
May 1, 2008 (b)          6.85%         25,386,000           15,872,000    16,048,000
June 1, 2008 (b)         6.87%          9,854,000            8,455,000     8,548,000
May 1, 2008 (b)          6.85%          3,735,000            2,976,000     3,009,000
May 1, 2008 (b)          6.85%          4,739,000            3,571,000     3,611,000
May 1, 2008 (b)          6.85%          4,398,000            3,224,000     3,260,000
May 1, 2008 (b)          6.85%          5,015,000            3,194,000     3,230,000
May 1, 2008 (b)          6.85%          4,900,000            3,289,000     3,325,000
May 1, 2008 (b)          6.85%         18,606,000           12,102,000    12,237,000
May 1, 2008 (b)          6.85%         12,499,000            7,737,000     7,824,000
September 30, 2001       8.63%          4,092,000            3,009,000     3,151,000
January 1, 2013          8.05%         31,595,000           21,283,000    22,176,000
                                     ------------          -----------   -----------
                                     $124,819,000          $84,712,000   $89,869,000
                                     ============          ===========   ===========

___________________________

(a)  In 1999, the Company repaid this mortgage debt totalling $3.45 million.

(b) In April and May 1998, the Company refinanced these mortgage notes payable, thereby reducing the fixed rates of interest from an average of 7.85% to an average of 6.85%.

(c) The weighted average interest rate on mortgage debt at December 31, 1999, was 7.21%.


     Future principal payments on the Company's mortgage notes payable at December 31, 1999, are as follows:

                    Year                          Amount
                    ----                       -----------
                    2000                       $ 1,843,000
                    2001                         4,674,000
                    2002                         1,962,000
                    2003                         2,114,000
                    2004                         2,283,000
                                               -----------
                                               $12,876,000
                                               ===========

In May 1993, the Company completed an offering of $65 million of 8% Convertible Subordinated Debentures, due 2003 (less $2.6 million of underwriting costs). The debentures are convertible into common stock of the Company, based on $13.00 per share, at any time prior to maturity, unless previously redeemed. No debentures were converted in 1999, 1998, or 1997. The Company re-purchased one million of its debentures during 1999.

The Company has commitments for lines of credit from commercial banks totalling $85 million, of which $25 million were available at December 31, 1999. The weighted average interest rate was 6.8% and 7.6% for the years ended December 31, 1999 and 1998, respectively. The terms of the agreements for the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of any material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios. The Company was in compliance with the bank debt covenant agreements at December 31, 1999.

NOTE E:  STOCK OPTION AND OWNERSHIP PLANS

On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 10-year options may be granted to key employees, and are annually granted to directors at the fair market value of the Company's common stock on the date of grant. A total of 600,000 shares of common stock of the Company are available for grant, of which a maximum of 125,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% vests six months from the grant date. No options will be granted under the 1996 Plan after February 1, 2006. A total of 184,000 options were exercisable under the 1996 Plan at December 31, 1999.

The Company had a 1986 Stock Option Plan (the "1986 Plan"), which terminated in October 1996. Under the 1986 Plan, 10-year options were granted to key employees and were annually granted to directors at the fair market value of the Company's common stock at the date of grant. At December 31, 1999, there were a total of 263,250 shares of common stock reserved for issuance upon exercise of options granted under the 1986 Plan. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% vests six months from the grant date.

The Company applies APB Opinion No. 25 in accounting for its Plans, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                       As Reported                      Pro Forma Results
                        ----------------------------------  ----------------------------------
                           1999        1998        1997        1999        1998        1997
                        ----------  ----------  ----------  ----------  ----------  ----------

Net income              $2,347,000  $2,756,000  $2,555,000  $2,238,000  $2,671,000  $2,501,000

Net income per share    $     0.30  $     0.33  $     0.30  $     0.28  $     0.32  $     0.30


For grants in 1999, 1998 and 1997, the fair value of each option grant is estimated on the date of grant using an option-pricing model based on the following assumptions:

                                     1999       1998       1997
                                  ---------  ---------  ---------
       Risk free interest rate         5.5%       5.8%       6.8%
       Expected life                  10 years   10 years   10 years
       Expected volatility            20.8%      23.7%      26.6%
       Expected dividend              10.2%       8.0%       8.3%

The following summary is on the Company's 1996 and 1986 Plans combined for the years ended December 31, 1999, 1998, and 1997:


                                            1999               1998               1997
                                    ------------------  -----------------  -----------------
                                              Weighted           Weighted          Weighted
                                               Average           Average           Average
                                              Exercise           Exercise          Exercise
                                     Shares    Price    Shares    Price    Shares   Price
                                    ---------  ------  ---------  ------  -------- -------
Outstanding at beginning of year     450,750   $10.83   368,750   $11.18  327,500   $11.44
Granted                              118,000     8.61   107,000    11.00   60,000    10.25
Exercised                             (1,000)    8.50         0     0.00   (8,750)    8.63
Expired                               (3,000)   14.94   (25,000)   16.75  (10,000)   16.38
                                     -------   ------   -------   ------  -------   ------
Outstanding at end of year           564,750   $10.34   450,750   $10.83  368,750   $11.18
                                     =======   ======   =======   ======  =======   ======

Options exercisable                  447,250   $10.58   325,750   $10.83  260,000   $11.86
                                     =======   ======   =======   ======  =======   ======

The weighted-average grant date fair value of options granted in 1999, 1998, and 1997, was $8.61, $11.00, and $10.25, respectively.

The following table summarizes information about the Company's stock option plans outstanding at December 31, 1999:


                                      Options Outstanding                                          Options Exercisable
---------------------------------------------------------------------------------------  ------------------------------------
                                  Number         Weighted-Average                            Number
      Range of               Outstanding at         Remaining        Weighted-Average     Exercisable at    Weighted  Average
   Exercise Prices          December 31, 1999   Contractual Life      Exercise Price     December 31, 1999   Exercise Price
--------------------------  -----------------  -------------------  -------------------  -----------------  -----------------

     $8.37-$8.78                  194,250             7.0 yrs.             $   8.55            124,250             $ 8.65
    $8.79-$10.25                  144,500             7.2 yrs.                 9.80            144,500               9.80
   $10.26-$14.06                  226,000             5.3 yrs.                12.23            178,500              12.56
                                  -------             --------             --------           --------             ------
                                  564,750             6.4 yrs.               $10.34            447,250             $10.58
                                  =======             ========             ========           ========             ======

The 1994 Directors' Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, are entitled to receive an annual director's fee of 750 shares. The number of shares entitled was amended to 1,000 shares, effective January 1, 1996, and amended to 1,500 shares, effective January 1, 1997. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. Under this Plan, there were 9,000 shares issued each year in 1999 and 1998, and 1997.

The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the Company's achievement of planned growth in funds from operations per share. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company recognized compensation costs totalling $119,000 in 1999, $101,000 in 1998, and $100,000 in 1997, which includes the issuance of 7,362, 5,677, and 4,687 shares, respectively.


NOTE F:  RELATED PARTY TRANSACTIONS

The Company has a contract with Sizeler Real Estate Management Co., Inc. (the "Management Company") to manage the Company's real estate properties. A beneficial minority interest is directly owned in Sizeler Realty Co., Inc. ("Sizeler Realty"), the parent of the Management Company, by an officer and director of the Company, and the balance is owned by members of the family of the officer's wife and residual entities of the estates of her mother and father. The agreement is renewable annually, subject to the approval of a majority of the unaffiliated directors of the Company, and subject to the termination rights of the parties. The management agreement may be terminated for any reason by either party upon 180 days' written notice.

The management fee is based on the Company's gross investment in real estate, adjusted for year-to-year increases (or decreases) in funds from operations per share. The annual management fee, which is calculated based upon .65% of the Company's gross investment in real estate at the beginning of each year, is paid ratably on a monthly basis, adjusted for acquisitions or dispositions of property during a year. At the end of each year, the management fee for that year will be adjusted (either upward or downward) by the percentage increase or decrease in the Company's funds from operations per share, compared to the previous year. Accordingly, the adjusted management fee paid to the Management Company for 1999 was based on .707% of the Company's gross investment in real estate while 1998 and 1997 were each based upon .697% of the Company's gross investment in real estate due to an increase in funds from operations per share year over year. The Management Company also receives a leasing fee equal to 3% of the total fixed minimum rent payable for retail properties during the term of a new lease (2.5% on renewal leases). In addition to management and leasing fees, the Management Company is reimbursed for certain administrative expenses.

Under the management contract, the Company made cash payments to the Management Company of $2,994,000, $2,789,000, and $2,515,000 in 1999, 1998, and 1997,
respectively.

The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $104,000 in 1999, $101,000 in 1998, and $99,000 in
1997. The lease provides for two five-year renewal options.

The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease, expiring on December 31, 2046, with two trusts that own the land, the respective beneficiaries of which are an officer and director's wife and her brother. The two trusts were extinguished upon the last to die of the parents of the officer and director's wife and her brother, and a residual entity succeeded to ownership. The Company was charged $56,000 in 1999, $45,000 in 1998, and $51,000 in 1997.

In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center ("Southwood") from Sizeler Realty (LaPalco), Inc. ("LaPalco"), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease from an entity in which an officer and director and his wife and her brother and her brother's wife own interests, expiring on March 31, 2031. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. Ground rent in the amount of $22,000 was payable under the lease agreement in 1999. No ground rent was payable in 1998 or 1997. LaPalco is the primary obligor on a mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. At December 31, 1999, the balance of the mortgage note payable was $1,145,000. Although the Company is not an obligor on the mortgage note payable, the partnership's interest in Southwood is subordinated to the mortgage encumbering the property.

An officer and director of the Company is a director of Hibernia National Bank ("Hibernia"). At December 31, 1999, $20,000,000 of the Company's $85,000,000
bank lines of credit was provided by Hibernia. The Company had borrowings under this line totalling $16,740,000 at December 31, 1999, and $14,092,000 at December 31, 1998.

NOTE G:  DIVIDEND DISTRIBUTION

The dividends paid in 1999, 1998, and 1997 for federal income tax purposes were as follows:

                                               1999                    1998                      1997
                                      -----------------------  ------------------------    -----------------
                                                      Per                      Per                      Per
                                       Total         Share       Total        Share          Total     Share
                                       ----------  ----------  ----------  ------------    ----------  -----
Ordinary income                        $4,257,000  $     0.54  $5,165,000   $     0.62     $4,549,000  $0.54
Return of capital                       2,681,000        0.34   2,249,000         0.27 (a)  2,864,000   0.34
                                       ----------  ----------  ----------   ----------     ----------  -----
                                       $6,938,000  $     0.88  $7,414,000   $     0.89     $7,413,000  $0.88
                                       ==========  ==========  ==========   ==========     ==========  =====

     (a) Includes a $0.01 per share distribution for the redemption of stock purchase rights in connection with the Company's adoption of a replacement shareholder rights plan.

NOTE H:  SUBSEQUENT EVENTS

On March 2, 2000, the Company paid a $.22 per share quarterly dividend, to shareholders of record as of February 25, 2000.


NOTE I:  CASH FLOWS

During 1998, the Company completed long-term, fixed-rate, non-recourse mortgage refinancing involving ten of the Company's apartment properties. Mortgage debt totalling $59.1 million was refinanced resulting in new mortgage debt totalling $61.5 million, of which net proceeds totalling $2.4 million were used to pay-down short-term variable-rate debt. The Company was able to achieve a reduction in the average interest rate paid on the mortgages refinanced by approximately 100 basis points, from an average rate of approximately 7.8% down to an average rate of approximately 6.8%. During 1998, the Company also repaid mortgage debt totalling $1.7 million bearing a fixed rate of interest of 9.0% on a retail community center.

During 1997, the Company completed mortgage financing on a regional enclosed mall incurring a mortgage note payable totalling $23,000,000.

Cash interest payments, net of capitalized interest, made in 1999, 1998, and 1997 totalled $14,947,000, $14,562,000, and $14,591,000, respectively.


NOTE J:  COMMITMENTS AND CONTINGENCIES

The Company's officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $121,000, $111,000, and $115,000 in 1999, 1998, and 1997, respectively.

The Company, from time to time, may be subject to litigation arising from the ordinary course of its business. Management does not believe that any existing litigation involving the Company will materially affect its financial condition or future results of operations.


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


NOTE L:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value of mortgage notes payable is $84.7 million and $89.9 million at December 31, 1999, and 1998, respectively, while the estimated fair value is $80.4 million and $90.3 million, respectively. The estimated fair value is based upon interest rates available to the Company for issuance of similar debt with similar terms and remaining maturities. The estimated fair value of the Company's 8% convertible subordinated debentures, with a carrying value of $61.9 million and $62.9 million at December 31, 1999, and 1998, respectively, was $57.9 million and $59.1 million, respectively, based upon the quoted market prices of the securities as of the end of the respective years.


NOTE M:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized (unaudited) quarterly financial data for the years ended 1999 and 1998 are as follows (in thousands, except per share data):

                                       Three months ended in 1999
                              --------------------------------------------
                              March 31  June 30  September 30  December 31
                              --------  -------  ------------  -----------
Revenues                       $12,427  $12,214       $12,353      $12,975
Net income                     $   614  $   599       $   568      $   566
Net income per share           $  0.08  $  0.08       $  0.07      $  0.07


                                        Three months ended in 1998
                                       ----------------------------
                              March 31  June 30  September 30  December 31
                              --------  -------  ------------  -----------
Revenues                       $11,791  $11,838       $11,729      $12,433
Net income                     $   664  $   711       $   680      $   701
Net income per share           $  0.08  $  0.08       $  0.08      $  0.09

                                                                     SCHEDULE II


               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1999, 1998, and 1997


           COLUMN A                                    COLUMN B   COLUMN C    COLUMN D    COLUMN E
           --------                                  -----------  ---------  ----------  ----------
                                                      Balance at  Additions               Balance
                                                      Beginning   Charged to               at End
                                                      of Period   Operations  Deductions  of Period
                                                     -----------  ----------  ----------  ---------
Year ended December 31, 1999
   Allowance for doubtful accounts                     $ 423,000   $  95,000    $ 88,000   $430,000

Year ended December 31, 1998
   Allowance for doubtful accounts                     $ 281,000   $ 248,000    $106,000   $423,000

Year ended December 31, 1997
   Allowance for doubtful accounts                     $ 204,000   $ 149,000    $ 72,000   $281,000

                                                                    SCHEDULE III
               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999

     COLUMN A                 COLUMN B              COLUMN C            COLUMN D                   COLUMN E
-------------------------    -----------  -------------------------  ------------  --------------------------------------
                                                                        Costs
                                                                     Capitalized
                                                                     Subsequent to          Gross Amount at Which
                                          Initial Cost to Company     Acquisition         Carried at Close of Period
                                          -------------------------  -------------  -------------------------------------
                                                        Buildings &      Net                   Buildings &
Description                  Encumbrance     Land      Improvements  Improvements     Land     Improvements     Total
-----------                  -----------  -----------  ------------  ------------  ----------  ------------  ------------
 Regional enclosed malls:
  Hammond Square             $         -  $ 2,574,000  $ 23,664,000   $ 3,057,000  $2,818,000  $ 26,477,000  $ 29,295,000
  North Shore Square          21,283,000    4,000,000    30,150,000     3,963,000   4,058,000    34,055,000    38,113,000
  Southland                            -    2,408,000    28,289,000    12,038,000   2,485,000    40,250,000    42,735,000
                             -----------  -----------  ------------   -----------  ----------  ------------  ------------
                              21,283,000    8,982,000    82,103,000    19,058,000   9,361,000   100,782,000   110,143,000
                             -----------  -----------  ------------   -----------  ----------  ------------  ------------

Power shopping centers:
 Lantana Plaza                         -    6,000,000    14,107,000     4,163,000   7,808,000    16,462,000    24,270,000
 Town and Country                      -      860,000     3,194,000     2,315,000   1,491,000     4,878,000     6,369,000
 Westward Plaza                        -    5,676,000    13,506,000     3,423,000   5,676,000    16,929,000    22,605,000
                             -----------  -----------  ------------   -----------  ----------  ------------  ------------
                                       -   12,536,000    30,807,000     9,901,000  14,975,000    38,269,000    53,244,000
                             -----------  -----------  ------------   -----------  ----------  ------------  ------------

Community shopping centers:
 Airline Park                          -      977,000     1,037,000       210,000     977,000     1,247,000     2,224,000
 Azalea Gardens                        -      574,000       806,000       509,000     574,000     1,315,000     1,889,000
 Camelot Plaza                         -      993,000     2,281,000     2,367,000   1,312,000     4,329,000     5,641,000
 Colonial                              -      554,000       555,000       400,000     559,000       950,000     1,509,000
 Delchamps Plaza                       -      713,000     4,381,000       140,000     713,000     4,521,000     5,234,000
 Rainbow Square                3,009,000      970,000     4,443,000       166,000     984,000     4,595,000     5,579,000
 Weeki Wachee                          -    2,185,000     4,179,000       202,000   2,149,000     4,417,000     6,566,000
 Westgate                              -    1,809,000     2,162,000     1,248,000   1,774,000     3,445,000     5,219,000
 Westland (e)                          -            -     3,068,000     2,168,000           -     5,236,000     5,236,000
                             -----------  -----------  ------------   -----------  ----------  ------------  ------------
                               3,009,000    8,775,000    22,912,000     7,410,000   9,042,000    30,055,000    39,097,000
                             -----------  -----------  ------------   -----------  ----------  ------------  ------------

Apartments:
 Bel Air                       3,224,000      500,000     3,674,000     1,335,000     500,000     5,009,000     5,509,000
 Bryn Mawr                     8,455,000    1,575,000     9,020,000     1,072,000   1,575,000    10,092,000    11,667,000
 Colonial Manor                        -      212,000       771,000       429,000     212,000     1,200,000     1,412,000
 Garden Lane                   3,571,000      500,000     3,117,000     2,275,000     500,000     5,392,000     5,892,000
 Georgian                              -      839,000     2,420,000     1,555,000     839,000     3,975,000     4,814,000
 Governors Gate (f)                    -      499,000             -    14,417,000     499,000    14,417,000    14,916,000
 Hampton Park                  5,416,000    1,305,000     6,616,000     3,245,000   1,156,000    10,010,000    11,166,000
 Jamestown                     3,194,000      712,000     4,035,000     1,112,000     712,000     5,147,000     5,859,000
 Lafayette Square             12,102,000    2,632,000    14,282,000     6,781,000   2,458,000    21,237,000    23,695,000
 Lakeview Club                15,872,000    4,400,000    23,200,000     1,849,000   4,400,000    25,049,000    29,449,000
 Magnolia Place                        -      175,000     2,050,000       859,000     175,000     2,909,000     3,084,000
 Pine Bend                     2,321,000      450,000     3,029,000     1,112,000     450,000     4,141,000     4,591,000
 Steeplechase                  2,976,000      458,000     3,068,000     1,569,000     594,000     4,501,000     5,095,000
 Woodcliff                     3,289,000      695,000     4,047,000     1,279,000     695,000     5,326,000     6,021,000
                             -----------  -----------  ------------   ----------- -----------  ------------  ------------
                              60,420,000   14,952,000    79,329,000    38,889,000  14,765,000   118,405,000   133,170,000

Undeveloped Land                       -    2,658,000             -        77,000   2,671,000        64,000     2,735,000
                             -----------  -----------  ------------   ----------- -----------  ------------  ------------

 TOTAL                       $84,712,000  $47,903,000  $215,151,000   $75,335,000 $50,814,000  $287,575,000  $338,389,000
                             ===========  ===========  ============   =========== ===========  ============  ============

     COLUMN A                  COLUMN F      COLUMN G       COLUMN H      COLUMN I
-------------------------     ------------  ------------  ------------  -------------
                                                                           Life on
                                                                            which
                                                                         Depreciation
                                                                          in Latest
                                                                           Income
                              Accumulated      Date of         Date      Statement is
Description                   Depreciation    Construction    Acquired     Computed
-----------                   ------------  ----------------  --------  -------------
 Regional enclosed malls:
  Hammond Square                $8,944,000              1978      1987      10-40 yrs
  North Shore Square             6,517,000              1986      1994      10-40 yrs
  Southland                     12,844,000  1970, 1981, 1994      1986      10-40 yrs
                              ------------
                                28,305,000
                              ------------

Power shopping centers:
 Lantana Plaza                   2,633,000              1992      1993     10-40 yrs
 Town and Country                  521,000              1989      1993     10-40 yrs
 Westward Plaza                  3,680,000  1961, 1990, 1995      1992     10-40 yrs
                              ------------
                                 6,834,000
                              ------------

Community shopping centers:
 Airline Park                      428,000              1973      1987     10-40 yrs
 Azalea Gardens                    473,000              1950      1987     10-40 yrs
 Camelot Plaza                     541,000              1981      1992     10-40 yrs
 Colonial                          330,000              1967      1987     10-40 yrs
 Delchamps Plaza                 1,162,000              1989      1991     10-40 yrs
 Rainbow Square                  1,488,000              1986      1988     10-40 yrs
 Weeki Wachee                    1,432,000              1987      1988     10-40 yrs
 Westgate                        1,192,000              1964      1987     10-40 yrs
 Westland (e)                    1,785,000              1966      1987     10-40 yrs
                              ------------
                                 8,831,000
                              ------------

Apartments:
 Bel Air                         1,110,000        1968, 1974      1992     10-40 yrs
 Bryn Mawr                       1,812,000              1991      1993     10-40 yrs
 Colonial Manor                    429,000              1967      1987     10-40 yrs
 Garden Lane                     1,153,000        1966, 1971      1992     10-40 yrs
 Georgian                          993,000        1951, 1980      1992     10-40 yrs
 Governors Gate (f)                543,000              1999      1997     10-40 yrs
 Hampton Park                    2,410,000              1977      1993     10-40 yrs
 Jamestown                         844,000              1972      1995     10-40 yrs
 Lafayette Square                5,089,000       1969 - 1972      1993     10-40 yrs
 Lakeview Club                   4,063,000              1992      1994     10-40 yrs
 Magnolia Place                    742,000              1984      1991     10-40 yrs
 Pine Bend                         849,000              1979      1992     10-40 yrs
 Steeplechase                    1,034,000              1982      1992     10-40 yrs
   Woodcliff                     1,121,000              1977      1993     10-40 yrs
                              ------------
                                22,192,000

Undeveloped Land                         -
                              ------------

 TOTAL                        $ 66,162,000
                              ============


Note: This schedule does not include the Company's 50% interest in a real estate partnership.

Note (a)  Changes in real estate owned were as follows:

                                              1999           1998           1997
                                         -------------  -------------  -------------
          Balance at beginning of year   $ 328,477,000   $310,312,000   $303,476,000
          Additions during period:
               Investments in land           1,000,000        611,000        550,000
               Improvements                  8,912,000     17,554,000      6,286,000
                                         -------------   ------------   ------------
          Balance at end of year         $ 338,389,000   $328,477,000   $310,312,000
                                         =============   ============   ============

Note (b) Changes in accumulated depreciation of real estate assets owned were as follows:

                                                      1999         1998         1997
                                                  -----------  -----------  -----------
          Balance at beginning of year            $55,964,000  $46,454,000  $37,518,000
          Additions during period:
               Depreciation on real estate assets  10,198,000    9,510,000    8,936,000
                                                  -----------  -----------  -----------
          Balance at end of year                  $66,162,000  $55,964,000  $46,454,000
                                                  ===========  ===========  ===========

Note (c) The income tax basis of real estate, net of accumulated tax depreciation, was approximately $278,132,000 at December 31, 1999.


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


Note (f) The Company acquired land in 1997 for the development of a 240-unit luxury apartment community. Construction commenced in late 1997, and the Company completed the development in early 1999.

                                 FORM 10-K EXHIBITS

3.1A       Restated Certificate of Incorporation, as amended          Incorporated by Reference (1)
3.1B       Amendment No. 1 to Restated Certificate of Incorporation,  Incorporated by Reference (6)
             as amended
3.1C       Amendment No. 2 to Restated Certificate of Incorporation,  Incorporated by Reference (11)
             as amended
3.2        Restated By-Laws as amended through March 1, 1999          Filed herewith
4.0A       Form of Certificate for Common Stock, $.01 par value       Incorporated by Reference (3)
4.1A       Indenture for the Registrant's 8% Convertible              Incorporated by Reference (12)
             Subordinated Debentures, due 2003
4.2A       Debenture for the Registrant's 8% Convertible              Incorporated by Reference (12)
             Subordinated Debentures, due 2003
10.1A      Management Agreement                                       Incorporated by Reference (1)
10.1B      Amendment No. 1 to Management Agreement                    Incorporated by Reference (3)
10.1C      Amendment No. 2 to Management Agreement                    Incorporated by Reference (4)
10.1D      Amendment No. 3 to Management Agreement                    Incorporated by Reference (9)
10.1E      Amendment No. 5 to Management Agreement                    Incorporated by Reference (11)
10.1F      Amendment No. 4 to Management Agreement                    Incorporated by Reference (15)
10.1G      Amendment No. 6 to Management Agreement                    Incorporated by Reference (15)
10.1H      Amendment No. 7 to Management Agreement                    Incorporated by Reference (15)
10.2       Form of Indemnification Agreement (which the Company       Incorporated by Reference (1)
             has entered into with each officer and director)
10.3       Form of Right of First Refusal which has been entered      Incorporated by Reference (2)
             into by the Company and each of Sidney W. Lassen
             and Sizeler Realty Co., Inc.
10.4       The Company's 1986 Stock Option Plan, as amended           Incorporated by Reference (9)
             through January 25, 1991*
10.5       Form of Deferred Compensation Agreement (the               Incorporated by Reference (10)
             Company has such an agreement with Sidney W.
             Lassen)*
10.6       The Company's 1989 Directors Stock Option Plan             Incorporated by Reference (5)
10.7       Sizeler Property Investors, Inc. Incentive Award Plan*     Incorporated by Reference (13)
10.8       First Amendment to the Sizeler Property Investors, Inc.    Incorporated by Reference (13)
             Incentive Award Plan*
10.9       Sizeler Property Investors, Inc. 1994 Directors' Stock     Incorporated by Reference (16)
             Ownership Plan, as amended*
10.10      Agreement between the Company and Sidney W. Lassen*        Incorporated by Reference (13)
10.11      Agreement between the Company and Thomas A.
             Masilla, Jr.*                                            Incorporated by Reference (14)
10.12      Non-Elective Deferred Compensation Agreement               Incorporated by Reference (14)
             between Company and Thomas A. Masilla, Jr.
             (The Company also has Non-Elective Deferred
             Compensation Agreements with Sidney W. Lassen
             and Robert A. Whelan, which are identical to
             Mr. Masilla's Agreement).*
10.13      The Company's 1996 Stock Option Plan, as amended           Incorporated by Reference (16)
19.1       Shareholder Rights Agreement dated as of                   Incorporated by Reference (7)
             August 6, 1998
19.2       Amendment No. 1 to Shareholder Rights Agreement            Incorporated by Reference (7)
21         List of Subsidiaries                                       Filed herewith
23.1       Consent of KPMG LLP                                        Filed herewith

_______________________

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

                                  SIZELER PROPERTY INVESTORS, INC.


                                  By: /s/ Sidney W. Lassen
                                     ------------------------
                                      Sidney W. Lassen
                                      Chairman of the Board
                                      (Chief Executive Officer)

Date:  March 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                        Date
-----------------------------   ------------------------------   ----------------
By: /s/ SIDNEY W. LASSEN        Chairman of the Board            March 28, 2000
   --------------------------
    Sidney W. Lassen            (Chief Executive Officer)

By: /s/ THOMAS A. MASILLA, JR.  Vice Chairman of the Board       March 28, 2000
   --------------------------   and President (Principal
    Thomas A. Masilla, Jr.      Operating Officer)

By: /s/ ROBERT A. WHELAN        Chief Financial Officer          March 28, 2000
   --------------------------
    Robert A. Whelan            (Principal Accounting Officer)

By: /s/ J. TERRELL BROWN        Director                         March 28, 2000
   --------------------------
    J. Terrell Brown

By: /s/ FRANCIS L. FRAENKEL     Director                         March 28, 2000
   --------------------------
    Francis L. Fraenkel

By: /s/ HAROLD B. JUDELL        Director                         March 28, 2000
   --------------------------
    Harold B. Judell

By: /s/ JAMES W. McFARLAND      Director                         March 28, 2000
   --------------------------
    James W. McFarland

By: /s/ RICHARD L. PEARLSTONE   Director                         March 28, 2000
   --------------------------
    Richard L. Pearlstone

By: /s/ THEODORE H. STRAUSS     Director                         March 28, 2000
   --------------------------
    Theodore H. Strauss