Form 10-Q
period 2000-03-31
SIZELER PROPERTY INVESTORS INC
filed 2000-05-12
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  -----------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to

                         Commission file number 1-9349


                       SIZELER PROPERTY INVESTORS, INC.
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                              72-1082589
--------------------------------                           ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                        70062
------------------------------------------                      ----------
 (Address of principal executive offices)                       (Zip code)

    Registrant's telephone number, including area code:     (504) 471-6200



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

            7,908,000 shares of Common Stock ($.01 Par Value) were
                        outstanding as of May 1, 2000.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                 INDEX

                                                                       PAGE
                                                                       ----
Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets                             3
                  Consolidated Statements of Income                       4
                  Consolidated Statements of Cash Flows                   5
                  Notes to Consolidated Financial Statements            6-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                             9


Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                      10

         Item 2.  Changes in Securities                                  10

         Item 3.  Defaults upon Senior Securities                        10

         Item 4.  Submission of Matters to a Vote of Security Holders    10

         Item 5.  Other Information                                      10

         Item 6.  Exhibits and Reports on Form 8-K                       10

SIGNATURES                                                               10

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       March 31       December 31
                                                                         2000            1999
     ASSETS                                                          (Unaudited)      (Audited)
                                                                     ------------    ------------
Real estate investments:
  Land                                                               $ 50,932,000    $ 50,814,000
  Buildings and improvements, net of accumulated depreciation
    of $68,787,000 in 2000 and $66,162,000 in 1999                    221,144,000     221,413,000
  Investment in real estate partnership                                   919,000         917,000
                                                                     ------------    ------------
                                                                      272,995,000     273,144,000

Cash and cash equivalents                                                 738,000       1,337,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $471,000 in 2000 and $430,000 in 1999            2,646,000       2,938,000
Prepaid expenses and other assets                                       9,470,000       8,642,000
                                                                     ------------    ------------
       Total Assets                                                  $285,849,000    $286,061,000
                                                                     ============    ============


     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable                                               $ 84,264,000    $ 84,712,000
Notes payable                                                          64,244,000      59,988,000
Accounts payable and accrued expenses                                   4,947,000       7,703,000
Tenant deposits and advance rents                                         823,000         827,000
                                                                     ------------    ------------
                                                                      154,278,000     153,230,000
Convertible subordinated debentures                                    61,878,000      61,878,000
                                                                     ------------    ------------
       Total Liabilities                                              216,156,000     215,108,000
                                                                     ------------    ------------
SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized, none issued                     ---             ---
Common stock, par value $.01 per share, 30,000,000 shares
  authorized, shares issued and outstanding - 9,159,000 in 2000
  and 9,085,000 in 1999                                                    92,000          91,000
Additional paid-in capital                                            129,168,000     128,604,000
Accumulated distributions in excess of net earnings                   (48,400,000)    (47,288,000)
                                                                     ------------    ------------
                                                                       80,860,000      81,407,000
Treasury shares, at cost, 1,265,000 shares in 2000 and
  1,176,000 shares in 1999                                            (11,167,000)    (10,454,000)
                                                                     ------------    ------------
       Total Shareholders' Equity                                      69,693,000      70,953,000
                                                                     ------------    ------------

       Total Liabilities and Shareholders' Equity                    $285,849,000    $286,061,000
                                                                     ============    ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)



                                        Quarter Ended March 31
                                       -------------------------
                                           2000          1999
                                       -----------   -----------
OPERATING REVENUE

  Rents and other income               $12,634,000   $12,396,000
  Equity in income of partnership           31,000        31,000
                                       -----------   -----------
                                        12,665,000    12,427,000
                                       -----------   -----------
OPERATING EXPENSES
  Management and leasing fees              706,000       671,000
  Utilities                                448,000       474,000
  Real estate taxes                        947,000       975,000
  Operations and maintenance             1,864,000     1,891,000
  Administrative expenses                  753,000       685,000
  Other operating expenses                 621,000       656,000
  Depreciation and amortization          2,769,000     2,639,000
                                       -----------   -----------
                                         8,108,000     7,991,000
                                       -----------   -----------

    INCOME FROM OPERATIONS               4,557,000     4,436,000

  Interest expense                       3,931,000     3,822,000
                                       -----------   -----------

    NET INCOME                         $   626,000   $   614,000
                                       ===========   ===========

BASIC AND DILUTED EARNINGS
  PER SHARE                                  $0.08         $0.08
                                       ===========   ===========

WEIGHTED AVERAGE
  Common shares outstanding              7,901,000     7,959,000
                                       ===========   ===========


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                 Quarter Ended March 31
                                                                 ----------------------
                                                                    2000         1999
                                                                 ----------   ---------
OPERATING ACTIVITIES:
 Net income                                                      $   626,000    $  614,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                   2,769,000     2,639,000
   Decrease (increase) in accounts receivable
    and accrued revenue                                              292,000       (32,000)
   (Increase) decrease in prepaid expenses and other assets         (516,000)      211,000
   Decrease in accounts payable and accrued expenses              (2,756,000)     (635,000)
                                                                 -----------    ----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                  415,000     2,797,000
                                                                 -----------    ----------
INVESTING ACTIVITIES:
  Acquisitions of and improvements to real estate investments     (2,474,000)   (2,096,000)
                                                                 -----------    ----------
          NET CASH USED IN INVESTING ACTIVITIES                   (2,474,000)   (2,096,000)
                                                                 -----------    ----------
FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable and notes
    payable to banks                                              17,959,000    10,403,000
  Principal payments on mortgage notes payable and
    notes payable to banks                                       (14,151,000)   (8,306,000)
  Debt issuance costs and mortgage escrow deposits                  (462,000)     (472,000)
  Cash dividends to shareholders                                  (1,738,000)   (1,750,000)
  Issuance of shares of common stock pursuant to direct
    stock purchase, stock option, and stock award plans              565,000        48,000
  Purchases of treasury shares                                      (713,000)     (830,000)
                                                                 -----------    ----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      1,460,000      (907,000)
                                                                 -----------    ----------
  Net decrease in cash and cash equivalents                         (599,000)     (206,000)
  Cash and cash equivalents at beginning of year                   1,337,000     1,150,000
                                                                 -----------    ----------
          CASH AND CASH EQUIVALENTS
               AT END OF PERIOD                                  $   738,000    $  944,000
                                                                 ===========    ==========

                See notes to consolidated financial statements

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 2000


NOTE A -- BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 1999 Consolidated Financial Statements to conform with the 2000 financial statement presentation.


NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings and improvements. At March 31, 2000, mortgage notes payable totalled approximately $84.3 million. Individual notes ranged from $3.0 million to $21.0 million, with fixed rates of interest ranging from 6.85% to 8.63% and maturity dates ranging from September 30, 2001, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $123.9 million at March 31, 2000, with individual property net book values ranging from $3.7 million to $31.3 million.

In April 2000, the Company obtained a $10,750,000 long-term, non-recourse, fixed interest rate mortgage note payable secured by land, buildings and improvements at one of its apartment properties. The net proceeds were used to pay down bank lines of credit facilities.


NOTE D -- SEGMENT DISCLOSURE

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately as each requires different operating strategies and management expertise. There are no intersegment sales or transfers.

The Company assesses and measures segment operating results based on a performance measure referred to as Income from Rental Operations and is based on the revenues and expenses associated with the operations of the real estate properties. Income from Rental Operations is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

The operating revenues, operating expenses, income from rental operations and real estate investments for each of the reportable segments are summarized below for the periods ended March 31, 2000 and 1999.

                                                Quarter Ended March 31
                                             ----------------------------
Retail:                                          2000            1999
                                             ------------    ------------
 Operating Revenue                           $  7,030,000    $  7,053,000
 Operating Expenses                            (2,684,000)     (2,794,000)
                                             ------------    ------------
Income from Retail Rental Operations         $  4,346,000    $  4,259,000

Apartments:
 Operating Revenue                           $  5,635,000    $  5,374,000
 Operating Expenses                            (2,655,000)     (2,558,000)
                                             ------------    ------------
Income from Apartment Rental Operations         2,980,000       2,816,000

Total Income from Rental Operations          $  7,326,000    $  7,075,000
 Depreciation                                  (2,769,000)     (2,639,000)
                                             ------------    ------------
Income From Operations                          4,557,000       4,436,000

  Interest Expense                             (3,931,000)     (3,822,000)
                                             ------------    ------------

Net Income                                   $    626,000    $    614,000
                                             ============    ============

Gross Real Estate Investments:
 Retail                                      $207,182,000    $199,704,000
 Apartments                                   134,600,000     131,783,000
                                             ------------    ------------
                                             $341,782,000    $331,487,000
                                             ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Operating revenue totalled $12.7 million, compared to $12.4 million reported for the same period a year ago. Operating revenue for retail centers and apartments was $7.0 million and $5.6 million, respectively. The increase in operating revenue was due primarily to increased rental rates and market sustained occupancy levels at the properties. Income from operations before depreciation totalled $7.3 million in 2000, compared to $7.1 million in 1999 and depreciation expense totalled $2.8 million and $2.6 million, respectively, for the same periods. Operating expenses, net of depreciation, totalled $5.3 million in 2000, compared to $5.4 million in 1999.

Interest expense reflected a net increase of approximately $109,000 due to the activity described below. During 1999, the Company drew on its bank lines to fund the following transactions: (i) repaid a mortgage note payable on one of its retail centers; (ii) made contract payments on the Governors Gate apartment property and a free-standing Walgreen's store development (of which related interest has been capitalized); and (iii) funded treasury share repurchases. As a result of the above activity, bank line interest expense increased $255,000 and mortgage interest expense decreased $146,000, resulting in a net increase of approximately $109,000. The average bank borrowings were approximately $61.8 million and $50.5 million for the first quarter of 2000 and 1999, respectively, with an average rate of 7.5% and 6.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At March 31, 2000, the Company had $738,000 in cash and cash equivalents and $85 million in committed bank lines of credit facilities, of which approximately $21 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities decreased $2.4 million in the first quarter of 2000 compared to the same period in 1999. The decrease was principally attributable to a net decrease in contractor retainages relating to development activities.

Net cash flows used in investing activities increased approximately $378,000 in 2000 from 1999, primarily attributable to increased development activities.

Net cash flows provided by financing activities increased $2.4 million in 2000 from 1999 due to (i) an increase in the utilization of bank lines ($1.7 million) for development and redevelopment projects; (ii) and pursuant to the direct stock purchase and dividend reinvestment plan, the issuance of common stock increased by approximately 59,000 shares at a total amount of approximately $517,000.

As of March 31, 2000, twelve of the Company's properties, comprising approximately 45% of its gross investment in real estate, were subject to a total of $84.3 million in mortgage obligations, all of which are long-term, non-recourse and bear fixed rates of interest for fixed terms. The remaining eighteen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, as well as other factors. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on May 12, 2000, declared a cash dividend of $0.23 per share, a 4.5% increase from $0.22 per share from the prior quarter. This dividend, for the period January 1, 2000 through March 31, 2000 is payble to shareholders of record as of May 29, 2000.


FUNDS FROM OPERATIONS

Real estate industry analysts and the Company utilize the concept of funds from operations as an important analytical measure of a Real Estate Investment Trust's financial performance. The Company considers funds from operations in evaluating its operating results and its dividend policy, as previously mentioned, is also based, in part, on the concept of funds from operations.

Funds from operations (FFO) is defined by the Company and the National Association of Real Estate Investment Trusts (NAREIT) as net income, excluding gains or losses from sales of property and those items defined as "extraordinary" under generally accepted accounting principles (GAAP), plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. Funds from operations should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity. A reconciliation of net income to basic funds from operations is presented below (in thousands).

                                                                    Quarter Ended March 31
                                     -----------------------------------------------------------------------------------
                                                      2000                                           1999
                                      -----------------------------------           ----------------------------------------
                                              ($000)            Shares                 ($000)              Shares
                                      -----------------      ------------           -------------       ------------
NET INCOME                                   $  626             7,901                  $  614                  7,959
     Additions:
        Depreciation                          2,769                                     2,639
        Partnership depreciation                  9                                         9
     Deductions:
        Minority depreciation                    12                                        12
        Amortization costs                      143                                       146
                                             ------             -----                  ------                  -----
FUNDS FROM OPERATIONS - BASIC                $3,249             7,901                  $3,104                  7,959
                                             ======             =====                  ======                  =====


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

FUTURE RESULTS

This Form 10-Q and other documents prepared and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties;
(c) the inability of tenants to pay rent and other expenses; (d) tenant bankruptcies; (e) decreases in rental rates available from tenants; (f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) increases in interest rates; (i) Year 2000 issues; (j) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (k) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 1999. There have been no material changes during the first three months of 2000.

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


                              SIZELER PROPERTY INVESTORS, INC.
                              -------------------------------
                                         (Registrant)


                              By: /s/ Robert A. Whelan
                                  --------------------------------
                                      Robert A. Whelan
                                      Chief Financial Officer


                              By: /s/ Ross A. Burkenstock
                                  --------------------------------
                                      Ross A. Burkenstock
                                      Controller

Date: May 10, 2000