Form 10-Q
period 2000-06-30
SIZELER PROPERTY INVESTORS INC
filed 2000-08-11
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 ------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended   JUNE 30, 2000
                                              -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                        Commission file number   1-9349
                                               -----------

                       SIZELER PROPERTY INVESTORS, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                   72-1082589
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA               70062
------------------------------------------            ----------
 (Address of principal executive offices)             (Zip code)

    Registrant's telephone number, including area code:     (504) 471-6200
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

7,964,000 shares of Common Stock ($.01 Par Value) were outstanding as of August 1, 2000.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE
                                                                       ------
Part I:  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets                                       3
         Consolidated Statements of Income                                 4
         Consolidated Statements of Cash Flows                             5
         Notes to Consolidated Financial Statements                    6 - 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          7 - 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       10


Part II: OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings                                                10

Item 2.  Changes in Securities                                            10

Item 3.  Defaults upon Senior Securities                                  10

Item 4.  Submission of Matters to a Vote of Security Holders           10-11

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                11

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                        June 30       December 31
                                                                          2000           1999
            ASSETS                                                    (Unaudited)      (Audited)
                                                                     ------------    ------------
Real estate investments (Note A):
  Land                                                               $ 51,291,000    $ 50,814,000
  Buildings and improvements, net of accumulated depreciation
    of $71,422,000 in 2000 and $66,162,000 in 1999                    221,805,000     221,413,000
  Investment in real estate partnership                                   916,000         917,000
                                                                     ------------    ------------
                                                                      274,012,000     273,144,000

Cash and cash equivalents                                                 670,000       1,337,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $368,000 in 2000 and $430,000 in 1999            2,292,000       2,938,000
Prepaid expenses and other assets                                       9,197,000       8,339,000
                                                                     ------------    ------------

       Total Assets                                                  $286,171,000    $285,758,000
                                                                     ============    ============


     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Note C)                                      $110,130,000    $ 84,712,000
Notes payable                                                          39,411,000      59,988,000
Accounts payable and accrued expenses                                   5,211,000       7,400,000
Tenant deposits and advance rents                                         847,000         827,000
                                                                     ------------    ------------
                                                                      155,599,000     152,927,000
Convertible subordinated debentures                                    61,878,000      61,878,000
                                                                     ------------    ------------
       Total Liabilities                                              217,477,000     214,805,000
                                                                     ------------    ------------

SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized, none issued                     ---             ---
Common stock, par value $.01 per share, 30,000,000 shares
  authorized, shares issued and outstanding - 9,208,000 in 2000
  and 9,085,000 in 1999                                                    92,000          91,000
Additional paid-in capital                                            129,508,000     128,604,000
Cumulative net income                                                  38,501,000      37,385,000
Cumulative distributions paid                                         (88,230,000)    (84,673,000)
                                                                     ------------    ------------
                                                                       79,871,000      81,407,000
Treasury shares, at cost, 1,266,000 shares in 2000 and
  1,176,000 shares in 1999                                            (11,177,000)    (10,454,000)
                                                                     ------------    ------------
       Total Shareholders' Equity                                      68,694,000      70,953,000
                                                                     ------------    ------------

       Total Liabilities and Shareholders' Equity                    $286,171,000    $285,758,000
                                                                     ============    ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)

                                  Quarter Ended June 30     Six Months Ended June 30
                                -------------------------   -------------------------
                                    2000          1999          2000          1999
                                -----------   -----------   -----------   -----------
OPERATING REVENUE
   Rents and other income       $12,505,000   $12,185,000   $25,139,000   $24,581,000
   Equity in income of
    partnership                      27,000        29,000        58,000        60,000
                                -----------   -----------   -----------   -----------
                                 12,532,000    12,214,000    25,197,000    24,641,000
                                -----------   -----------   -----------   -----------
OPERATING EXPENSES
   Management and leasing
    fees                            608,000       662,000     1,314,000     1,333,000
   Utilities                        521,000       500,000       969,000       974,000
   Real estate taxes                944,000       974,000     1,891,000     1,949,000
   Operations and maintenance     1,914,000     1,691,000     3,778,000     3,582,000
   Administrative expenses          660,000       679,000     1,413,000     1,364,000
   Other operating expenses         741,000       635,000     1,362,000     1,293,000
   Depreciation and
    amortization                  2,778,000     2,712,000     5,547,000     5,350,000
                                -----------   -----------   -----------   -----------
                                  8,166,000     7,853,000    16,274,000    15,845,000
                                -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS            4,366,000     4,361,000     8,923,000     8,796,000

   Interest expense               3,875,000     3,762,000     7,806,000     7,584,000
                                -----------   -----------   -----------   -----------

   NET INCOME                   $   491,000   $   599,000   $ 1,117,000   $ 1,212,000
                                ===========   ===========   ===========   ===========

BASIC AND DILUTED EARNINGS
   PER SHARE                          $0.06         $0.08         $0.14         $0.15
                                ===========   ===========   ===========   ===========

WEIGHTED AVERAGE
   Common shares outstanding      7,910,000     7,852,000     7,905,000     7,905,000
                                ===========   ===========   ===========   ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                                      Six Months Ended June 30
                                                                     -------------------------
                                                                        2000           1999
                                                                     -----------    -----------
OPERATING ACTIVITIES:
 Net income                                                          $ 1,117,000     $1,212,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                       5,547,000      5,350,000
   Decrease in accounts receivable and accrued revenue, net              646,000        814,000
   Decrease (increase) in prepaid expenses and other assets              416,000       (495,000)
   (Decrease) increase in accounts payable and accrued expenses       (2,189,000)       454,000
                                                                    ------------    -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,537,000      7,335,000
                                                                    ------------    -----------
INVESTING ACTIVITIES:
  Acquisitions of and improvements to real estate investments         (6,129,000)    (4,192,000)
                                                                    ------------    -----------
          NET CASH USED IN INVESTING ACTIVITIES                       (6,129,000)    (4,192,000)
                                                                    ------------    -----------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable                                26,400,000            ---
  Principal payments on mortgage notes payable                          (982,000)      (860,000)
  Net (payments) proceeds on notes payable to banks                  (20,577,000)     3,411,000
  Mortgage escrow deposits and debt issuance costs                    (1,540,000)      (826,000)
  Cash dividends to shareholders                                      (3,558,000)    (3,475,000)
  Proceeds from issuance of shares of common stock pursuant to
    direct stock purchase, stock option, and stock award plans           905,000         48,000
  Repurchase of common stock                                            (723,000)    (1,329,000)
                                                                    ------------    -----------
       NET CASH USED IN FINANCING ACTIVITIES                             (75,000)    (3,031,000)
                                                                    ------------    -----------
  Net (decrease) increase in cash and cash equivalents                  (667,000)       112,000
  Cash and cash equivalents at beginning of year                       1,337,000      1,150,000
                                                                    ------------    -----------
       CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                                           $    670,000    $ 1,262,000
                                                                    ============    ===========

  Cash interest payments, net of capitalized interest               $  7,980,000    $ 7,458,000
                                                                    ============    ===========

                See notes to consolidated financial statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2000


NOTE A -- BASIS OF PRESENTATION

As of June 30, 2000, the Company's real estate portfolio included interest in sixteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly owned subsidiaries and majority owned entities, a fee interest in twenty-eight of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fourteen properties in the portfolio are held through wholly owned subsidiary corporations and limited liability companies. The Company, the wholly owned subsidiaries and majority owned partnerships and limited partnerships are referred to collectively as the "Company".

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Furthermore, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 1999 Consolidated Financial Statements to conform with the 2000 financial statement presentation.


NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured, on a non-recourse basis, by certain land, buildings and improvements. At June 30, 2000, mortgage notes payable totalled approximately $110.1 million. Individual notes ranged from $2.9 million to $20.8 million, with fixed rates of interest ranging from 6.85% to 8.63% and maturity dates ranging from September 30, 2001, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $136.9 million at June 30, 2000, with individual property net book values ranging from $3.7 million to $31.0 million.

In the second quarter, the Company completed additional long-term, non-recourse, fixed interest rate mortgage financing. Proceeds from the financing totalled approximately $26.4 million and were used to pay down floating rate, bank debt.

NOTE D - SEGMENT DISCLOSURE

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately as each requires different operating strategies and management expertise. There are no intersegment sales or transfers.

The Company assesses and measures segment operating results based on a performance measure referred to as Net Operating Income and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding depreciation). Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

The operating revenues, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three and six-month periods ended June 30, 2000 and 1999.

                                           Quarter Ended June 30        Six Months Ended June 30
                                       -----------------------------   ---------------------------
                                            2000           1999            2000          1999
                                       ------------    ------------    -----------    -----------
Retail:
  Operating Revenue                    $  6,815,000    $  6,765,000    $13,846,000    $13,819,000
  Operating Expenses                     (2,749,000)     (2,699,000)    (5,433,000)    (5,495,000)
                                       ------------    ------------    -----------    -----------
Net Operating Income - Retail          $  4,066,000    $  4,066,000      8,413,000      8,324,000

Apartments:
  Operating Revenue                    $  5,717,000    $  5,449,000    $11,352,000    $10,822,000
  Operating Expenses                     (2,639,000)     (2,442,000)    (5,295,000)    (5,000,000)
                                       ------------    ------------    -----------    -----------
Net Operating Income - Apartments         3,078,000       3,007,000      6,057,000      5,822,000

Net Operating Income - Total           $  7,144,000    $  7,073,000    $14,470,000    $14,146,000
  Depreciation                           (2,778,000)     (2,712,000)    (5,547,000)    (5,350,000)
                                       ------------    ------------    -----------    -----------
Income From Operations                    4,366,000       4,361,000      8,923,000      8,796,000

     Interest Expense                    (3,875,000)     (3,762,000)    (7,806,000)    (7,584,000)
                                       ------------    ------------    -----------    -----------

Net Income                             $    491,000    $    599,000    $ 1,117,000    $ 1,212,000
                                       ============    ============    ===========    ===========

                                                 June 30
                                       ----------------------------
                                           2000            1999
                                       ------------    ------------
Gross Real Estate Investments:
  Retail                               $208,913,000    $201,670,000
  Apartments                            135,605,000     131,913,000
                                       ------------    ------------
                                       $344,518,000    $333,583,000
                                       ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Operating revenue totalled $12.5 million, compared to $12.2 million reported for the same period a year ago. Operating revenue for retail centers and apartments was $6.8 million and $5.7 million, respectively. The increase in operating revenue was due primarily to higher apartment occupancies, market sustained rents and new retail leases, in particular the leasing of 40,000 s.f. of space previously reported vacated by a tenant at the end of 1999. Net Operating Income totalled $7.1 million in both 2000 and 1999, and depreciation expense totalled $2.8 million and $2.7 million, respectively, for the same periods. Operating expenses totalled $5.4 million in 2000, compared to $5.1 million in 1999. The increase was primarily attributable to the costs associated with certain retail tenant financial difficulties and increased operations and maintenance expense at the apartment properties.

Interest expense reflected a net increase of approximately $113,000 due to the rising interest rate environment during the quarter. The Company reduced its future exposure to interest rate volatility during the second quarter by completing approximately $26 million of additional long-term, fixed rate, non-recourse financing, and using the proceeds to reduce floating rate bank debt. The average bank borrowings were approximately $48.3 million and $51.7 million for the second quarter of 2000 and 1999, respectively, with an average interest rate of 8.0% and 6.3%, respectively. At June 30, 2000, bank borrowings were $39.4 million, compared to $52.6 million at June 30, 1999 and $64.2 million at March 31, 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Operating revenue totalled $25.2 million, compared to $24.6 million reported for the same period a year ago. Operating revenue for retail centers and apartments was $13.8 million and $11.4 million, respectively. The increase in operating revenue was due primarily to increased rental rates, higher apartment occupancies and new retail leases, in particular the leasing of 40,000 s.f. of space previously reported vacated by a tenant at the end of 1999. Net Operating Income totalled $14.5 million in 2000, as compared to $14.1 million in 1999, and depreciation expense totalled $5.5 million and $5.4 million, respectively for the same periods. Operating expenses totalled $10.7 million in 2000, compared to $10.5 million in 1999. The increase was primarily attributable to costs associated with certain retail tenant financial difficulties and increased operations and maintenance expense at the apartment properties.

Interest expense reflected a net increase of approximately $222,000 due to the activity described below. The rising interest rate environment contributed to increased interest costs of $393,000 associated with the Company's floating rate bank debt. In the fourth quarter of 1999, the Company repaid a 10.875% interest rate mortgage and repurchased $1.0 million of its convertible subordinated debentures, largely contributing to a decrease of approximately $171,000 in related interest expense in the first six months of 2000. The average bank borrowings were approximately $55.6 million and $51.4 million for the first six months of 2000 and 1999, respectively, with an average interest rate of 7.7% and 6.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At June 30, 2000, the Company had $670,000 in cash and cash equivalents and $65 million in committed bank lines, of which approximately $26 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities decreased $1.8 million in the second quarter of 2000 compared to the same period in 1999. The decrease was principally attributable to a net decrease in short-term payables.

Net cash flows used in investing activities increased approximately $1.9 million in 2000 from 1999, primarily attributable to increased development activities.

Net cash flows used by financing activities decreased by approximately $3.0 million in 2000 from 1999 due to (i) net cash proceeds of approximately $1.5 million from the issuance of mortgage notes payable, related debt issuance costs, and the subsequent paydown of notes payable to banks; (ii) increase in cash proceeds of approximately $857,000 from the issuance of common stock pursuant to the direct stock purchase and stock award plans; and (iii) pursuant to the Company's stock repurchase program initiated in 1995, the Company repurchased 72,000 fewer shares than in 1999, at an approximate cost of $606,000.

As of June 30, 2000, thirteen of the Company's properties were subject to a total of $110.1 million in mortgage obligations, all of which are long-term, non-recourse and bear fixed rates of interest for fixed terms. The remaining seventeen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, as well as other factors. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on August 3, 2000, declared a cash dividend of $0.23 per share for the period April 1, 2000 through June 30, 2000, payable to shareholders of record as of August 25, 2000.


FUNDS FROM OPERATIONS

Real estate industry analysts and the Company utilize the concept of funds from operations as an important analytical measure of a Real Estate Investment Trust's financial performance. The Company considers funds from operations in evaluating its operating results; and, its dividend policy, as previously mentioned, is also based, in part, on the concept of funds from operations.

Funds from operations (FFO) is defined by the Company and the National Association of Real Estate Investment Trusts (NAREIT) as net income, excluding gains or losses from sales of property and those items defined as extraordinary under GAAP, plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. Funds from operations should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity. A reconciliation of net income to basic funds from operations is presented below (in thousands).

                                                             Quarter Ended June 30
                                                ---------------------------------------------
                                                        2000                      1999
                                                --------------------    ---------------------
                                                 ($000)      Shares       ($000)      Shares
                                                -------     --------    ---------     -------
NET INCOME                                      $  491        7,910       $  599      7,852
     Additions:
        Depreciation                             2,778                     2,712
        Partnership depreciation                     9                         9
     Deductions:
        Minority depreciation                       13                        12
        Amortization costs                         140                       143
                                                ------        -----       ------      -----
FUNDS FROM OPERATIONS - BASIC                   $3,125        7,910       $3,165      7,852
                                                ======        =====       ======      =====


                                                            Six Months Ended June 3
                                                ---------------------------------------------
                                                        2000                      1999
                                                --------------------    ---------------------
                                                 ($000)      Shares       ($000)      Shares
                                                -------     --------    ---------     -------
NET INCOME                                      $1,117        7,905       $1,212      7,905
     Additions:
        Depreciation                             5,547                     5,350
        Partnership depreciation                    17                        19
     Deductions:
        Minority depreciation                       25                        24
        Amortization costs                         282                       288
                                                ------        -----       ------      -----
FUNDS FROM OPERATIONS - BASIC                   $6,374        7,905       $6,269      7,905
                                                ======        =====       ======      =====


EFFECTS OF INFLATION

Substantially all of the Company's retail leases contain provisions designed to provide the Company with a hedge against inflation. Many of the Company's retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. Also, the majority of the Company's retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to contribute towards property operating expenses, thereby reducing the Company's exposure to higher costs caused by inflation. Apartment leases are written for short terms, generally six to twelve months.

FUTURE RESULTS

This Form 10-Q and other documents prepared and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties;
(c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) decreases in rental rates available from tenants;
(f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (h) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (i) increases in interest rates; (j) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (k) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 1999. The Company reduced its future exposure to interest rate volatility during the second quarter by completing approximately $26 million of additional long-term, fixed-rate, non-recourse financing and using the proceeds to reduce floating rate bank debt. There have been no other material changes during the first six months of 2000.


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

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At the Company's Annual Meeting of Shareholders, held on May 12, 2000, the
following matter was submitted   for voting by the shareholders:

1) Election of Directors - The shareholders re-elected Thomas A. Masilla, Jr., James W. McFarland and Theodore H. Strauss to serve until the Annual Meeting of Shareholders of 2003 or until their successors are duly elected and qualified (the terms of J. Terrell Brown, Francis L. Fraenkel, Harold B. Judell, Sidney

    W. Lassen and Richard L. Pearlstone continued after the meeting). The election of directors was the only vote of the shareholders at the Annual Meeting.


                                    VOTES      VOTES
           DIRECTORS                 FOR      WITHHELD
-------------------------------   ---------   --------
      Thomas A. Masilla, Jr.      7,553,535    105,296
      James W. McFarland          7,557,235    101,576
      Theodore H. Strauss         7,548,923    109,908


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


                              SIZELER PROPERTY INVESTORS, INC.
                              -------------------------------
                                       (Registrant)


                              By: /s/ ROBERT A. WHELAN
                                  ___________________________
                                        Robert A. Whelan
                                    Chief Financial Officer


                              By: /s/ ROSS A. BURKENSTOCK
                                  ___________________________
                                       Ross A. Burkenstock
                                            Controller


Date: August 11, 2000