Form 10-Q
period 2000-09-30
SIZELER PROPERTY INVESTORS INC
filed 2000-11-14
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   _________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                       Commission file number    1-9349
                                              ------------

                        SIZELER PROPERTY INVESTORS, INC.
                     -----------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     72-1082589
-------------------------------                     ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


    2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA             70062
----------------------------------------------       ------------------
    (Address of principal executive offices)             (Zip code)

    Registrant's telephone number, including area code:     (504) 471-6200
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

     Yes      [x]        No ______________
         -------------

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

     8,018,000 shares of Common Stock ($.01 Par Value) were outstanding as of November 2, 2000.

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

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

               Sizeler Property Investors, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                          ---------------------------


                                                                   September 30    December 31
                                                                       2000           1999
     ASSETS                                                        (Unaudited)     (Audited)
                                                                   ------------   ------------
Real estate investments (Note A):
  Land                                                             $ 51,961,000   $ 50,814,000
  Buildings and improvements, net of accumulated depreciation
    of $74,052,000 in 2000 and $66,162,000 in 1999                  220,776,000    221,413,000
  Investment in real estate partnership                                 915,000        917,000
                                                                   ------------   ------------
                                                                    273,652,000    273,144,000

Cash and cash equivalents                                               657,000      1,337,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $368,000 in 2000 and $430,000 in 1999          1,842,000      2,123,000
Prepaid expenses and other assets                                     8,760,000      8,339,000
                                                                   ------------   ------------

       Total Assets                                                $284,911,000   $284,943,000
                                                                   ============   ============


     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Note C)                                    $109,683,000   $ 84,712,000
Notes payable                                                        39,109,000     59,988,000
Accounts payable and accrued expenses                                 5,540,000      6,585,000
Tenant deposits and advance rents                                       846,000        827,000
                                                                   ------------   ------------
                                                                    155,178,000    152,112,000
Convertible subordinated debentures                                  61,878,000     61,878,000
                                                                   ------------   ------------
       Total Liabilities                                            217,056,000    213,990,000
                                                                   ------------   ------------

SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized, none issued                   ---            ---
Common stock, par value $.01 per share, 30,000,000 shares
  authorized, shares issued and outstanding - 9,270,000 in 2000
  and 9,085,000 in 1999                                                  93,000         91,000
Additional paid-in capital                                          129,979,000    128,604,000
Cumulative net income                                                39,022,000     37,385,000
Cumulative distributions paid                                       (90,062,000)   (84,673,000)
                                                                   ------------   ------------
                                                                     79,032,000     81,407,000
Treasury shares, at cost, 1,266,000 shares in 2000 and
  1,176,000 shares in 1999                                          (11,177,000)   (10,454,000)
                                                                   ------------   ------------
       Total Shareholders' Equity                                    67,855,000     70,953,000
                                                                   ------------   ------------

       Total Liabilities and Shareholders' Equity                  $284,911,000   $284,943,000
                                                                   ============   ============



                See notes to consolidated financial statements.

               Sizeler Property Investors, Inc. and Subsidiaries
                       Consolidated Statements of Income
                       ---------------------------------
                                  (unaudited)



                                  Quarter Ended           Nine Months Ended
                                   September 30             September 30
                             ------------------------  ------------------------
                                 2000         1999         2000         1999
                             -----------  -----------  -----------  -----------
OPERATING REVENUE
   Rents and other income    $13,056,000  $12,323,000  $38,196,000  $36,904,000
   Equity in income of
    partnership                   28,000       30,000       86,000       90,000
                            ------------  -----------  -----------  -----------
                              13,084,000   12,353,000   38,282,000   36,994,000
                             -----------  -----------  -----------  -----------
OPERATING EXPENSES
   Management and leasing
    fees                         639,000      653,000    1,954,000    1,985,000
   Utilities                     687,000      572,000    1,656,000    1,546,000
   Real estate taxes             953,000      891,000    2,843,000    2,841,000
   Operations and
    maintenance                2,017,000    1,878,000    5,795,000    5,460,000
   Administrative expenses       770,000      690,000    2,183,000    2,054,000
   Other operating expenses      681,000      605,000    2,043,000    1,898,000
   Depreciation and
    amortization               2,786,000    2,737,000    8,333,000    8,087,000
                             -----------  -----------  -----------  -----------
                               8,533,000    8,026,000   24,807,000   23,871,000
                             -----------  -----------  -----------  -----------

INCOME FROM OPERATIONS         4,551,000    4,327,000   13,475,000   13,123,000

   Interest expense            4,031,000    3,759,000   11,838,000   11,343,000
                             -----------  -----------  -----------  -----------

   NET INCOME                $   520,000  $   568,000  $ 1,637,000  $ 1,780,000
                             ===========  ===========  ===========  ===========

BASIC AND DILUTED EARNINGS
   PER SHARE                 $      0.07  $      0.07  $      0.21  $      0.23
                             ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
   Common shares
    outstanding                7,964,000    7,852,000    7,925,000    7,887,000
                             ===========  ===========  ===========  ===========




                See notes to consolidated financial statements.

               Sizeler Property Investors, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (unaudited)

                                                                          Nine Months Ended September 30
                                                                          ------------------------------
                                                                               2000           1999
                                                                          -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                              $    1,637,000   $   1,780,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                            8,333,000       8,087,000
      Decrease in accounts receivable and accrued revenue, net                   402,000         324,000
      Increase in prepaid expenses and other assets                             (356,000)       (683,000)
      Decrease in accounts payable and accrued expenses                       (1,045,000)       (922,000)
                                                                          --------------   -------------
        Net Cash Provided by Operating Activities                              8,971,000       8,586,000
                                                                          --------------   -------------

INVESTING ACTIVITIES:
  Acquisitions of and improvements to real estate investments                 (8,521,000)     (6,612,000)
                                                                          --------------   -------------
        Net Cash Used in Investing Activities                                 (8,521,000)     (6,612,000)
                                                                          --------------   -------------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable                                        26,400,000             ---
  Principal payments on mortgage notes payable                                (1,429,000)     (1,302,000)
  Net (payments) proceeds on notes payable to banks                          (20,879,000)      4,936,000
  (Increase) decrease in mortgage escrow deposits and debt issuance costs       (487,000)        303,000
  Cash dividends to shareholders                                              (5,389,000)     (5,203,000)
  Proceeds from issuance of shares of common stock pursuant to
    direct stock purchase, stock option, and stock award plans                 1,377,000         437,000
  Repurchase of common stock                                                    (723,000)     (1,363,000)
                                                                          --------------   -------------
        Net Cash Used in Financing Activities                                 (1,130,000)     (2,192,000)
                                                                          --------------   -------------

  Net decrease in cash and cash equivalents                                     (680,000)       (218,000)
  Cash and cash equivalents at beginning of year                               1,337,000       1,150,000
                                                                          --------------   -------------

        CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                                                $      657,000   $     932,000
                                                                          ==============   =============

  Cash interest payments, net of capitalized interest                     $   13,282,000   $  12,465,000
                                                                          ==============   =============



                 See notes to consolidated financial statements

Sizeler Property Investors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

September 30, 2000


NOTE A -- BASIS OF PRESENTATION

As of September 30, 2000, the Company's real estate portfolio included interest in sixteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly owned subsidiaries and majority owned entities, a fee interest in twenty-eight of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fourteen properties in the portfolio are held through wholly owned subsidiary corporations and limited liability companies. The Company, the wholly owned subsidiaries and majority owned partnerships and limited partnerships are referred to collectively as the "Company".

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

Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 1999 Consolidated Financial Statements to conform with the 2000 financial statement presentation.


NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured, on a non-recourse basis, by certain land, buildings and improvements. At September 30, 2000, mortgage notes payable totalled approximately $109.7 million. Individual notes ranged from $2.9 million to $20.6 million, with fixed rates of interest ranging from 6.85% to 8.63% and maturity dates ranging from September 30, 2001, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $136.3 million at September 30, 2000, with individual property net book values ranging from $4.0 million to $30.9 million.


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

The operating revenues, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three and nine-month periods ended September 30, 2000 and 1999.

                                      Quarter Ended September 30    Nine Months Ended September 30
                                     ---------------------------    ------------------------------
Retail:                                  2000           1999             2000             1999
                                     ------------   ------------    -------------     ------------
  Operating Revenue                  $  7,168,000   $  6,807,000     $ 21,015,000     $ 20,625,000
  Operating Expenses                   (2,905,000)    (2,737,000)      (8,337,000)      (8,230,000)
                                     ------------   ------------     ------------     ------------
Net Operating Income - Retail        $  4,263,000   $  4,070,000       12,678,000       12,395,000

Apartments:
  Operating Revenue                  $  5,916,000   $  5,546,000     $ 17,267,000     $ 16,368,000
  Operating Expenses                   (2,842,000)    (2,552,000)      (8,137,000)      (7,553,000)
                                     ------------   ------------     ------------     ------------
Net Operating Income - Apartments       3,074,000      2,994,000        9,130,000        8,815,000

Net Operating Income - Total         $  7,337,000   $  7,064,000     $ 21,808,000     $ 21,210,000
  Depreciation                         (2,786,000)    (2,737,000)      (8,333,000)      (8,087,000)
                                     ------------   ------------     ------------     ------------
Income From Operations                  4,551,000      4,327,000       13,475,000       13,123,000

     Interest Expense                  (4,031,000)    (3,759,000)     (11,838,000)     (11,343,000)
                                     ------------   ------------     ------------     ------------

Net Income                           $    520,000   $    568,000     $  1,637,000     $  1,780,000
                                     ============   ============     ============     ============

                                            September 30
                                     ---------------------------
                                         2000           1999
                                     ------------   ------------
Gross Real Estate Investments:
  Retail                             $211,556,000   $203,171,000
  Apartments                          136,148,000    132,824,000
                                     ------------   ------------
                                     $347,704,000   $335,995,000
                                     ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended September 30, 2000 and 1999

Operating revenue totalled $13.1 million, compared to $12.4 million reported for the same period a year ago. Operating revenue for retail centers and apartments was $7.2 million and $5.9 million, respectively. The increase in operating revenue was due primarily to new leases at several retail properties and higher apartment occupancies, coupled with market sustained rents. Net Operating Income totalled $7.3 million in 2000 compared to $7.1 million in 1999, and depreciation expense totalled $2.8 million and $2.7 million, respectively, for the same periods. Operating expenses totalled $5.7 million in 2000, compared to $5.3 million in 1999. The increase was primarily attributable to increased utility billing rates, as consumption remained relatively consistent with the prior year, and increased insurance costs as well as increased real estate taxes at several properties.

Interest expense reflected a net increase of approximately $272,000 due to the rising interest rate environment during the quarter. The Company implemented strategic initiatives during the first half of the year to reduce its exposure to interest rate volatility by completing additional long-term, fixed rate, non-recourse mortgage financing. The financing proceeds were used to reduce outstanding floating rate bank debt. The average variable rate bank borrowings were approximately $39.7 million and $53.9 million for the third quarter of 2000 and 1999, respectively, with an average interest rate of 8.3%
and 6.7%, respectively. At September 30, 2000, bank borrowings were $39.1 million, compared to $54.1 million at September 30, 1999 and $60.0 million at December 31, 1999.

Comparison of the Nine Months Ended September 30, 2000 and 1999

Operating revenue totalled $38.3 million, compared to $37.0 million reported for the same period a year ago. Operating revenue for retail centers and apartments was $21.0 million and $17.3 million, respectively. The increase in operating revenue for retail centers was due primarily to new retail leases, in particular the opening of a 44,300 s.f. Publix Supermarket at the end of August and the leasing of more than half of space previously reported vacated in the fourth quarter of 1999. The Company had reacquired two anchor spaces totalling 75,000 s.f. of gross leasable area, 40,000 s.f. of which was re-leased and occupied in the first quarter of 2000 by a major New Orleans furniture retailer at rental rates higher than those paid by the previous tenant. In the second quarter of 2000 the Company executed a lease with a national tenant for 6,000 s.f. of the other reacquired 35,000 s.f. of anchor space; and, the rent and charges on this new lease, commencing in the fourth quarter, will exceed that which was previously received on the entire 35,000 s.f. of reacquired space.

Net Operating Income totalled $21.8 million in 2000, as compared to $21.2 million in 1999, and depreciation expense totalled $8.3 million and $8.1 million, respectively for the same periods. Operating expenses totalled $16.5 million in 2000, compared to $15.8 million in 1999. The increase was primarily attributable to increased utility billing rates, as property consumption remained relatively consistent with the prior year, and increased advertising, insurance and operations and maintenance expenses at its properties. Most of the Company's retail leases require tenants to pay a contribution towards utility, advertising, insurance, and other operations and maintenance costs, thereby reducing the Company's exposure to increased costs.

Interest expense reflected a net increase of approximately $495,000 due to a 120 basis point increase in the average interest rates associated with the Company's variable rate bank debt. The average interest rates were 7.8% and 6.6% for the first nine months of 2000 and 1999, while the average bank borrowings were approximately $52.6 million and $52.2 million, respectively for these periods, but had been reduced to $39.1 million at September 30, 2000. During the first half of 2000, the Company completed approximately $26.4 million of additional long-term, fixed rate, non-recourse financing and used these proceeds to reduce floating rate bank debt.

Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company utilizes a cash management system, which optimizes the maintenance of its unsecured credit lines with commercial banks to supplement cash provided by operating activities. The Company's credit lines are utilized to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At September 30, 2000, the Company had $657,000 in cash and cash equivalents and $60 million in committed bank lines, of which approximately $21 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities increased $385,000 in the first nine months of 2000 compared to the same period in 1999. The increase was principally attributable to increased net operating income as described in the previous section.

Net cash flows used in investing activities increased approximately $1.9 million in 2000 from 1999, primarily attributable to the development of the new 44,300 s.f. Publix Supermarket.

Net cash flows used in financing activities decreased by approximately $1.1 million in 2000 from 1999 due primarily to (i) the issuance of mortgage notes payable, related debt issuance costs, and the resulting paydown of notes payable to banks; (ii) increase in proceeds from the issuance of common stock pursuant to the direct stock purchase and dividend reinvestment plans; and (iii) the Company repurchasing approximately 76,000 fewer shares of its common stock.

As of September 30, 2000, thirteen of the Company's properties were subject to a total of $109.7 million in mortgage obligations, all of which are long-term, non-recourse and bear fixed rates of interest for fixed terms. The remaining seventeen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based in part upon funds from operations, as well as other factors. Since funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on November 2, 2000, declared a cash dividend of $0.23 per share for the period July 1, 2000 through September 30, 2000, payable to shareholders of record as of November 22, 2000.


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

                                                Quarter Ended September 30
                                                --------------------------
                                              2000                     1999
                                  -----------------------   ------------------------
                                      ($000)       Shares       ($000)      Shares
                                  ------------   --------   -----------    ---------
Net Income                        $        520      7,964   $       568        7,852
     Additions:
        Depreciation                     2,786                    2,737
        Partnership depreciation             9                        9
     Deductions:
        Minority depreciation               13                       12
        Amortization costs                 148                      145
                                  ------------   --------   -----------    ---------
Funds from Operations - Basic     $      3,154      7,964   $     3,157        7,852
                                  ============   ========   ===========    =========

                                            Nine Months Ended September 30
                                            ------------------------------
                                              2000                     1999
                                  -----------------------   ------------------------
                                      ($000)       Shares       ($000)      Shares
                                  ------------   --------   -----------    ---------
Net Income                        $      1,637      7,925   $     1,780        7,887
     Additions:
        Depreciation                     8,333                    8,087
        Partnership depreciation            26                       28
     Deductions:
        Minority depreciation               37                       36
        Amortization costs                 431                      433
                                  ------------   --------   -----------    ---------
Funds from Operations - Basic     $      9,528      7,925   $     9,426        7,887
                                  ============   ========   ===========    =========

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 1999. The Company reduced its future exposure to interest rate volatility during the second quarter by completing approximately $26.4 million of additional long-term, fixed-rate, non-recourse financing and used the proceeds to reduce floating rate bank debt. There have been no other material changes during the first nine months of 2000.


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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits
               10A Severance Agreement as restated between the Company and Sidney W. Lassen dated August 3, 2000.
               10B Severance Agreement as restated between the Company and Thomas A. Masilla, Jr. dated August 3, 2000.
               10C Severance Agreement as restated between the Company and James W. Brodie dated August 3, 2000.
               10D Severance Agreement as restated between the Company and Robert A. Whelan dated August 3, 2000.
               10E Amendment dated August 3, 2000 to Non-Elective Deferred Compensation Agreement between the Company and Sidney W. Lassen.
               10F Amendment dated August 3, 2000 to Non-Elective Deferred Compensation Agreement between the Company and Thomas A. Masilla, Jr.
               10G Amendment dated August 3, 2000 to Non-Elective Deferred Compensation Agreement between the Company and James W. Brodie.
               10H Amendment dated August 3, 2000 to Non-Elective Deferred Compensation Agreement between the Company and Robert A. Whelan.

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


                              SIZELER PROPERTY INVESTORS, INC.
                              -------------------------------
                                        (Registrant)


                              By:      /s/ Robert A. Whelan
                                 ----------------------------------
                                         Robert A. Whelan
                                     Chief Financial Officer


                              By:     /s/ Ross A. Burkenstock
                                 ----------------------------------
                                       Ross A. Burkenstock
                                           Controller

Date: November 14, 2000