Form 10-K405
period 2000-12-31
SIZELER PROPERTY INVESTORS INC
filed 2001-03-28
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000        Commission File Number 1-9349


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No _______

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of the Registration S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

The aggregate market value of voting stock held by non-affiliates of the registrant was $61,914,000 at March 13, 2001.

The number of shares of common stock outstanding at March 13, 2001, was 8,138,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders to be held in May 2001 are incorporated by reference in Part III of this report.

                                    PART I

Item 1.  Business

The Company

Sizeler Property Investors, Inc. (the "Company") was organized as a Delaware corporation with perpetual existence on October 28, 1986.

The Company is an equity real estate investment trust (REIT), which focuses on retail and multi-family properties in the southeastern region of the United States. At December 31, 2000, the Company's investment portfolio included interests in three enclosed shopping malls, three power shopping centers, ten community shopping centers, and fourteen apartment communities. The properties are located in Louisiana (15), Florida (10), Alabama (4) and Texas (1).
Leasable area of the retail properties totalled approximately 2.7 million s.f. and the apartment communities contained 3,398 units. At December 31, 2000, the Company's retail and apartment properties were approximately 92% and 97% leased, respectively. The Company defines "leased" as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments.

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

The Company's strategy for growth is to (1) develop new properties within our geographic region (the southeastern United States); (2) implement programs of redevelopment or expansion of certain properties; (3) acquire shopping center and apartment properties in fundamentally strong markets in our geographic region; and (4) improve the operating performance of those properties through our effective and efficient leasing and management programs.

In order to provide a degree of portfolio risk diversification, while maintaining a focused approach to asset management, the Company has elected to expand its ownership of apartment properties and, to the extent practical, intends to achieve a balanced portfolio of investments in shopping centers and apartments. At December 31, 2000, approximately 60% of the Company's portfolio consisted of investments in retail properties and 40% consisted of investments in apartment communities.

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

The Company considers numerous factors in the evaluation of potential real estate investments including, but not limited to, the following:

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


Environmental Matters

Investments in real property have the potential for environmental liability on the part of the owner of such property. The Company is not aware of any environmental liabilities to the Company relating to the Company's investment properties which would have a material adverse effect on the Company's business, assets, or results of operations.

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

The executive officers of the Company are as follows:

       Name                        Age                 Position(s) with the Company
       ----                        ---                 ----------------------------
Sidney W. Lassen..............      66       Chairman of the Board and Chief Executive Officer
Thomas A. Masilla, Jr.........      54       Vice Chairman of the Board, President, and Principal Operating Officer
Robert A. Whelan..............      33       Chief Financial Officer
James W. Brodie...............      32       Secretary and Vice President of Acquisition and Development

Mr. Lassen has been an executive officer of the Company since its inception in 1986, and has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties for over 40 years. He has previously served as a trustee of the International Council of Shopping Centers, the national association for the shopping center industry. Mr. Lassen is Chairman of the Board and Chief Executive Officer of Sizeler Realty Co., Inc., and a Director of Hibernia Corporation.

Mr. Masilla, a formerly practicing certified public accountant, was elected to the position of Vice Chairman of the Company in 1994, Principal Operating Officer and President in 1995, and has been a member of the Company's Board of Directors since 1986. Mr. Masilla has been a corporate executive and manager for more than 30 years, with extensive experience in both the real estate and commercial bank industries.

Mr. Whelan joined the management team in May 1999 and was a real estate consultant with Ernst & Young /Kenneth Leventhal Real Estate Group prior to joining the Company. Mr. Whelan is a formerly practicing certified public accountant and has extensive experience in the acquisition, disposition, management, financing, and auditing of real estate properties.

Mr. Brodie has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties since he joined the company in May 1989.


Property Management

Subsidiaries of the Company have Management Agreements with Sizeler Real Estate Management Co., Inc. (the "Management Company"), which is wholly-owned by Sizeler Realty Co., Inc. ("Sizeler Realty"). Sizeler Realty is a diversified real estate service company in which a beneficial minority interest is directly owned by Sidney W. Lassen and the balance is owned by members of the family of Mr. Lassen's wife and her parents' estates.

Under the terms of the Management Agreements with the Company, the Management Company performs leasing and management services with respect to the Company's properties, including, for each property, the annual preparation of detailed operating and capital budgets, accounting, data processing, collection of rents, repairs, cleaning, maintenance, and other operating services. Upon request of the Company, the Management Company also performs, or causes to be performed, additional services, such as development and re-development of properties, advertising, promotion, market research, and other management information, and may perform for fees, services for tenants and other third parties.

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

Fifteen of the Company's properties, comprising approximately 45% of its investment portfolio, are located in Louisiana. The Louisiana economy, since the late 1980's, has experienced positive growth as reflected in higher levels of employment and an increase in general economic activity. The national and global economies also have an impact on Louisiana, particularly as they affect the tourism, convention, energy, and port industries, which are important segments of the Louisiana economy.

To diversify its portfolio and reduce the risks of geographic concentration and economic dependency on a primary industry, the Company began a program in 1988 of acquiring properties in other states in the Gulf South region. As of the date of this filing, the Company has properties in Louisiana, Florida, Alabama, and Texas.


Item 2.  Properties

As of December 31, 2000, the Company's real estate portfolio included interest in sixteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-eight of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fourteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships are referred to collectively as the "Company". Fourteen of the Company's properties were subject to mortgage loans at December 31, 2000.

In the opinion of Management, all of the Company's properties are well maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance.

The following table sets forth certain information concerning the Company's real estate investments as of December 31, 2000:

                                                                                            Percent
                                                                                           Leased (c)
                                                                  Gross Leasable Area      December 31
                                      Year          Year Last      in Square Feet or       -----------
Description                         Completed       Renovated        Rentable Units        2000   1999
-----------                         ----------  -----------------    --------------        ----   ----
Regional Enclosed Malls (3)
---------------------------
  Hammond Square                          1978               1992          361,000           88%    85%
    (Hammond, Louisiana)                                                   431,000 (a)
  North Shore Square                      1986               1995          355,000           98%    97%
    (Slidell, Louisiana)                                                   623,000 (a)
  Southland Mall                       1970, 1981            1994          431,000 (d)       95%    89%
    (Houma, Louisiana)                                                     584,000 (a)
Power Shopping Centers (3)
--------------------------
  Lantana Plaza                           1992               1999          274,000           98%    98%
    (Palm Beach County, Florida)
  Town & Country                          1989                ---          199,000           82%    79%
    (Palatka, Florida)
  Westward                             1961, 1990            1995          221,000           98%   100%
    (W. Palm Beach, Florida)
Community Shopping Centers (10)
-------------------------------
  Airline Park                            1973               1986           71,000           61%    92%
    (Metairie, Louisiana)
  Azalea Gardens                          1950               1986           45,000          100%   100%
    (Jefferson, Louisiana)
  Camelot Plaza                           1981               1999           91,000           84%    76%
    (San Antonio, Texas)
  Colonial                                1967            1987, 1999        45,000          100%   100%
    (Harahan, Louisiana)
  Gonzales Plaza                          1989                ---           73,000           29%    97%
    (Gonzales, Louisiana)                                                  290,000 (a)
  Rainbow Square                          1986                ---           75,000           99%    97%
    (Dunnellon, Florida)                                                   117,000 (a)
  Southwood (b)                           1986                ---           40,000          100%   100%
    (Gretna, Louisiana)
  Weeki Wachee Village                    1987                ---           82,000           86%    90%
    (Weeki Wachee, Florida)
  Westgate                                1964               1987          208,000           98%    93%
    (Alexandria, Louisiana)
  Westland                                1966            1990, 1999       109,000           99%    62%
    (Kenner, Louisiana)                                                  ---------         ----   ----
                                                                         2,680,000           92%    91%
                                                                         =========         ====   ====

Apartments (14)
---------------
  Bel Air                              1968, 1974             ---        202 units           94%    94%
    (Mobile, Alabama)
  Bryn Mawr                               1991               1999        240 units           99%   100%
    (Naples, Florida)
  Colonial Manor                          1967               1994         48 units           98%    92%
    (Harahan, Louisiana)
  Garden Lane                          1966, 1971            1999        262 units           98%    99%
    (Gretna, Louisiana)
  Georgian                                1951               1993        135 units          100%    96%
    (New Orleans, Louisiana)
  Governors Gate                          1999                ---        240 units           92%    90%
    (Pensacola, Florida)
  Hampton Park                            1977               1995        300 units           95%    95%
    (Mobile, Alabama)
  Jamestown Estates                       1972                ---        177 units           98%    93%
    (Pensacola, Florida)
  Lafayette Square                     1969-1972          1995, 1999     675 units           96%    94%
    (Mobile, Alabama)
  Lakeview Club                           1992                ---        443 units          100%    98%
    (Ft. Lauderdale, Florida)
  Magnolia Place                          1984                ---        148 units           92%    93%
    (New Iberia, Louisiana)
  Pine Bend                               1979                ---        152 units           95%    97%
    (Mobile, Alabama)
  Steeplechase                            1982                ---        192 units           96%    92%
    (Lafayette, Louisiana)
  Woodcliff                               1977               1999        184 units           95%    98%
    (Pensacola, Florida)                                              ------                ---    ---
                                                                       3,398 units           97%    96%
                                                                      ======                ===    ===

(a) The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. Hammond Square and Southland Mall have stores owned by Dillard Department Stores, Inc., comprising 70,000 s.f. and 154,000 s.f. of space, respectively; North Shore Square Mall has stores owned by Dillard Department Stores, Inc. comprising 116,000 s.f. and 77,000 s.f. of space, and Mervyn's comprising 75,000 s.f. of space; Gonzales Plaza and Rainbow Square Shopping Centers have stores owned by Wal-Mart Stores, Inc., comprising 217,000 s.f. and 42,000 s.f., respectively.

(b) The Company has a 50% partnership interest in Southwood Shopping Center.

(c) The Company defines "leased" as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments. Percent leased for retail is computed as the ratio of total space leased, including anchor stores, total leasable space, expressed as a percentage. The computation excludes owner-occupied stores in which the Company has no ownership interest.

(d) During 2000, the Company removed 36,000 s.f. from retail use.

Item 3.  Legal Proceedings

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties. The Company is presently, and from time to time, subject to claims and lawsuits arising in the ordinary course of business, which are routine in nature or expected to be covered by the Company's liability insurance.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The Company's shares of common stock ("shares") are listed for trading on the New York Stock Exchange under the symbol "SIZ".

The following table sets forth the high and low sales price of the shares for the periods indicated, as reported by the New York Stock Exchange, and the dividends paid per share in such periods:

                                                                   Dividends
                                              High       Low         Paid
                                            ---------   ------       -----
 2000
 ----
 1st Quarter............................      $8.56      $6.38       $0.22
 2nd Quarter............................       7.81       6.44        0.23
 3rd Quarter............................       8.50       7.38        0.23
 4th Quarter............................       7.88       6.88        0.23

 1999
 ----
 1st Quarter............................      $8.94      $7.94       $0.22
 2nd Quarter............................       9.44       7.75        0.22
 3rd Quarter............................       9.13       8.25        0.22
 4th Quarter............................       8.69       8.00        0.22

As of March 13, 2001, there were 474 individually listed owners of record of the Company's shares. Approximately 84% of the Company's outstanding shares are held in nominee name by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

The Company has paid dividends in each quarter since its inception as a publicly owned company in 1987, with a cumulative total of approximately $92 million paid to shareholders over this time period.

Under the REIT rules of the Internal Revenue Code, the Company must pay at least 95% of its ordinary taxable income as dividends in order to avoid taxation as a regular corporation. Effective January 1, 2001, as a result of the Tax Relief Extension Act of 1999, a REIT will now only be required to distribute to shareholders at least 90% of its ordinary taxable income. The declaration of dividends is a discretionary decision of the Board of Directors and depends upon the Company's funds from operations, financial requirements, tax considerations, and other factors. A portion of the Company's dividends paid may be deemed capital gain income, a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividend.

The federal income tax status of dividends per share paid for each of the five years ended December 31 was as follows:


                                    2000    1999     1998       1997    1996
                                   -----   -----    -----      -----   -----
 Ordinary Income                   $0.54   $0.54    $0.62      $0.54   $0.37
 Return of Capital                  0.37    0.34     0.27(a)    0.34    0.51
 Capital Gain                        ---     ---      ---        ---     ---
                                   -----   -----    -----      -----   -----
   Total                           $0.91   $0.88    $0.89      $0.88   $0.88
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

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data (in thousands, except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein:

                                                                                  Year Ended December 31
                                                      ------------------------------------------------------------------------

OPERATING DATA/(1)/                                     2000            1999            1998            1997            1996
                                                      --------        --------        --------        --------        --------
  Operating Revenue
   Rents and other income                             $ 51,324        $ 49,848        $ 47,680        $ 46,349        $ 44,353
   Equity in income of partnership                         117             121             111              94             103
                                                      --------        --------        --------        --------        --------
                                                        51,441          49,969          47,791          46,443          44,456
  Operating Expenses                                   (33,263)        (32,604)        (30,481)        (29,280)        (27,630)
                                                      --------        --------        --------        --------        --------
   INCOME FROM OPERATIONS                               18,178          17,365          17,310          17,163          16,826

   Interest expense                                    (15,850)        (15,018)        (14,554)        (14,608)        (14,542)
                                                      --------        --------        --------        --------        --------

  INCOME BEFORE EXTRAORDINARY ITEM                       2,328           2,347           2,756           2,555           2,284

Extraordinary Item - early extinguishment of debt         ----            ----            ----            ----            (449)
                                                      --------        --------        --------        --------        --------

        NET INCOME                                    $  2,328        $  2,347        $  2,756        $  2,555        $  1,835
                                                      ========        ========        ========        ========        ========

Funds From Operations/(2)/                            $ 12,907        $ 12,603        $ 12,284        $ 11,509        $ 10,771

Net Cash Provided by (Used in):
  Operating Activities                                $ 14,010        $ 13,193        $ 12,456        $ 12,945        $ 13,504
  Investing Activities                                $(10,496)       $ (9,925)       $(16,966)         (6,757)       $ (7,476)
  Financing Activities                                $ (2,955)       $ (3,081)       $  4,532        $ (5,528)       $ (6,834)
Dividends Paid                                        $  7,234        $  6,938        $  7,330        $  7,413        $  7,425
Per Share Data:
  Net Income                                          $   0.29        $   0.30        $   0.33        $   0.30        $   0.22
  Dividends Paid                                      $   0.91        $   0.88        $   0.88        $   0.88        $   0.88
Weighted Average Shares Outstanding                      7,950           7,888           8,331           8,423           8,433

                                                        2000            1999            1998            1997            1996
                                                      --------        --------        --------        --------        --------
BALANCE SHEET DATA
  Gross Investment in Real Estate                     $349,675        $339,306        $329,390        $311,216        $304,424
  Total Assets                                         285,417         284,943         284,935         275,485         277,604
  Mortgage Notes Payable                               113,163          84,712          89,869          90,615          68,080
  Notes Payable                                         35,716          59,988          49,178          32,342          52,639
  Convertible Subordinated Debentures                   61,878          61,878          62,878          62,878          62,878
  Total Liabilities                                    218,298         213,990         208,718         190,958         188,237
  Shareholders' Equity                                  67,119          70,953          76,217          84,527          89,367

________________

 (1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding factors such as property development and other transactions which have affected operating performance during the periods indicated.

 (2) Real estate industry analysts and the Company utilize the concept of funds from operations (FFO) as an important analytical measure of a Real Estate Investment Trust's financial performance, with FFO being defined by the Company and the National Association of Real Estate Investment Trusts (NAREIT) as net income, excluding gains or losses from sales of property and those items defined as extraordinary under accounting principles generally accepted in the United States of America (GAAP), plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's real estate investment portfolio is composed of sixteen retail properties and fourteen apartment communities. As of December 31, 2000, the Company's gross investment in real estate totalled $350 million and consisted of approximately 60%, or $213 million, in shopping centers, and approximately 40%, or $137 million, in apartments. Total revenue for 2000 was $51 million, and consisted of approximately 55%, or $28 million, generated by the shopping center properties, and approximately 45%, or $23 million, generated by the apartment properties.

Results of Operations

Comparison of the years ended December 31, 2000, and 1999

For the year ended December 31, 2000 operating revenue from retail centers and apartments increased approximately 3% to $51.4 million, compared with $50.0 million in the prior year. Operating revenue for retail centers and apartments was $28.5 million and $22.9 million, respectively. The increase in operating revenue was due primarily to new retail leases, in particular the leasing of 40,000 s.f. of space previously reported vacated by a tenant at the end of 1999, and the opening of a 44,300 s.f. Publix Supermarket at the end of August, coupled with increased apartment rental rates, as apartment revenues increased 5% over the prior year, and market sustained occupancy levels. Net Operating Income increased 4% to $29.4 million in 2000, as compared to $28.2 million in 1999. Operating expenses, excluding depreciation and interest expense totalled $22.1 million in 2000, compared to $21.8 million in 1999. The increase in operating expenses was primarily attributable to increased utilities and insurance costs and real estate taxes.

Net Operating Income (NOI) is another measurement of financial performance utilized by the Company, and is based on the operating revenues and expenses directly associated with the operations of the real estate properties (excluding depreciation and interest expense).

Interest expense reflected a net increase of $832,000 resulting from the rising interest rate environment during the year. In 2000, the Company completed approximately $30 million of additional long-term, fixed-rate, non-recourse financing and used these proceeds to reduce floating rate bank debt. The average bank borrowings in 2000 were approximately $47.3 million, with an average interest rate of 7.9%, as compared to $54.0 million, with an average interest rate of 6.8% in 1999.

Comparison of the years ended December 31, 1999, and 1998

For the year ended December 31, 1999 operating revenue from shopping centers and apartments increased approximately $584,000 and $1,594,000, respectively, resulting in a combined total increase of approximately $2.2 million. The increase in operating revenue is primarily attributable to the Governors Gate Apartments complex, which was completed in the first quarter of 1999. In addition, there were increases in rental rates coupled with market sustained occupancy levels at the retail properties. Operating expenses, net of depreciation, increased approximately $1.4 million in 1999 compared to 1998. The increase in operating expenses associated with the retail properties is $408,000 and with the apartment properties is $1.0 million. The increase in operating expenses was due to costs related to Governors Gate apartments as well as increases in management and leasing fees, and other non-controllable costs.

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


Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At December 31, 2000, the Company had $1.9 million in cash and cash equivalents. The company also maintained bank lines of credit totaling $55 million of which approximately $19 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities increased $817,000 in 2000 from 1999, as compared to an increase of $737,000 in 1999 from 1998. The increase between 2000 and 1999 is primarily attributable to a net increase in income from operations before depreciation, as well as a net decrease in accounts receivable and prepaid expenses. The increase between 1999 and 1998 is primarily attributable to a net increase in income from operations before depreciation, as well as a net increase in operating liabilities.

Net cash flows used in investing activities increased $571,000 in 2000 from 1999, primarily attributable to increased development activities.

Net cash flows used in investing activities decreased $7.0 million in 1999 from 1998, primarily due to the construction of Governors Gate apartments during 1998, which was completed in March 1999. This luxury 240-unit garden-style apartment community, located in Florida, contributed positively to the Company's increase in revenue for 1999. The decrease was partially offset by the development of a freestanding Walgreens store at the Camelot Plaza Shopping Center in San Antonio, Texas and the start of construction on a new Publix super market at the Town and Country Shopping Center in Palatka, Florida. The Company also acquired two parcels of land, one in Florida, and the other in Texas, which can be used for future development.

Net cash flows used in financing activities decreased $126,000 in 2000 from 1999 due to (i) net decrease in cash proceeds of approximately $1.3 million from the issuance of mortgage notes payable, related debt issuance costs, and the subsequent paydown of notes payable to banks; (ii) increase in cash dividends to shareholders of approximately $296,000; (iii) increase in cash proceeds of approximately $940,000 from the issuance of common stock pursuant to the direct stock purchase and dividend reinvestment plan; and (iv) pursuant to the Company's stock repurchase program initiated in 1995, the Company reduced cash usage by approximately $805,000 in 2000, repurchasing 95,900 fewer shares than in 1999.

As of December 31, 2000, fifteen of the Company's properties, comprising approximately 50% of its gross investment in real estate, were subject to a total of $114 million in mortgage debt, all of which are non-recourse and bear a fixed rate of interest for a fixed term. Fifteen of the properties in the portfolio are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance costs at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on February 8, 2001, declared a cash dividend with respect to the period October 1, 2000 through December 31, 2000, of $0.23 per share, to shareholders of record as of March 1, 2001.

Funds From Operations

Real estate industry analysts and the Company utilize the concept of funds from operations as an important analytical measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

Funds from Operations (FFO) is defined by the Company and the National Association of Real Estate Investment Trusts (NAREIT) as net income, excluding gains or losses from sales of property and those items defined as extraordinary under accounting principles generally accepted in the United States of America
(GAAP), plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. Funds from operations should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity. A reconciliation of net income to basic funds from operations is presented below:

                                                                              Year Ended December 31
                                                                              ----------------------
                                                                    2000                                   1999
                                                                    ----                                   ----
                                                                            Weighted                               Weighted
                                                                            Average                                Average
                                                       ($000)               Shares             ($000)              Shares
                                                   ---------------     -----------------   ---------------     ----------------
      Net Income                                       $ 2,328             7,950,000           $ 2,347            7,888,000
           Additions:
              Depreciation                              11,173                                  10,845
              Partnership depreciation                      35                                      37
           Deductions:
              Minority depreciation                         50                                      48
              Amortization costs                           579                                     578
                                                     ---------           -----------         ---------            ---------
      Funds from Operations - Basic                    $12,907             7,950,000           $12,603            7,888,000
                                                     =========           ===========         =========            =========

For the year ended December 31, 2000, funds from operations increased approximately $300,000 to $12.9 million, compared to $12.6 million in 1999.
This increase in funds from operations is primarily attributable to growth in operating revenues as a result of new retail leases at its malls, power centers, and community shopping centers, combined with higher apartment property occupancies and market sustained rents. The growth of operating revenues and improved operating margins were partially offset by the combined effects of increased uncontrollable expenses such as higher interest costs, real estate taxes, and property insurance costs.

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

Future Results

This Form 10-K and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties;
(c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) decreases in rental rates available from tenants;
(f) increases in operating costs at the Company's properties; (g) lack of availability of financing for acquisition, development, and rehabilitation of properties by the Company; (h) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business (i) increases in interest rates; (j) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (k) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (l) the competitive factors described in "Item 1 - Competition" of this report.

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


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its bank lines of credit and long-term debt used to maintain liquidity, and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows, and to optimize its overall borrowing costs. To achieve its objective, the Company utilizes its variable LIBOR-based, short-term (one to six month maturities) bank credit lines to fund new investments until such investments can be financed with long-term fixed-rate non-recourse mortgage debt. At December 31, 2000, borrowings under the Company's bank lines of credit totaled $35,716,000 and bore an average interest rate of 8.00%. The carrying amounts of these instruments approximate fair value because they are short-term and therefore utilize interest rates which are adjusted to market at maturity.

Based on the balance of bank lines of credit outstanding at December 31, 2000 and the average interest rate during 2000, a 10% increase in variable interest rates would increase the Company's interest expense in 2001 by approximately $284,000. Conversely, a 10% decrease in variable interest rates would decrease the Company's interest expense in 2001 by the same amount.

As the bank lines of credit include those obligations that exist as of December 31, 2000, it does not consider those exposures or positions which could arise after that date. The Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and the level of interest rates.


Item 8.  Financial Statements and Supplementary Data

The Company's Consolidated Balance Sheets as of December 31, 2000 and 1999, and its Consolidated Statements of Income, Shareholders' Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 2000, 1999, and 1998, together with the Reports of Independent Auditors thereon, are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in Notes to Consolidated Financial Statements are also incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with Accountants on accounting and financial disclosures.

                                   PART  III


Item 10.   Directors and Executive Officers of the Registrant

For information regarding the executive officers of the Company, see "Executive Officers"in Part I, Item 1 of this report. The other information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the Company's fiscal year.


Item 11.   Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the Company's fiscal year.


Item 13.   Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

                                 PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules


                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                               Page
                                                                                               ----
Report of Independent Auditors                                                                   16

Consolidated Balance Sheets as of December 31, 2000 and 1999                                     17

Consolidated Statements of Income for the years ended December 31, 2000, 1999,
 and 1998                                                                                        18

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000,
 1999, and 1998                                                                                  19

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998      20

Notes to Consolidated Financial Statements                                                       21

Financial Statement Schedules

     Schedule II.   Valuation and Qualifying Accounts                                            32

     Schedule III.  Real Estate and Accumulated Depreciation                                     33

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Sizeler Property Investors, Inc.


We have audited the consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                                  KPMG LLP


New Orleans, Louisiana
January 26, 2001, except
for Note H, as to which the
date is March 8, 2001

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31
                                                                                        -----------------------------
                                                                                            2000             1999
                                                                                        ------------     ------------
         ASSETS
Real estate investments (Note B):
   Land                                                                                  $ 52,461,000     $ 50,814,000
   Buildings and improvements, net of accumulated depreciation
     of $76,727,000 in 2000 and $66,162,000 in 1999                                       219,571,000      221,413,000
   Investments in real estate partnership (Notes A and F)                                     916,000          917,000
                                                                                         ------------     ------------
                                                                                          272,948,000      273,144,000

Cash and cash equivalents (Note A)                                                          1,896,000        1,337,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $331,000 in 2000 and $430,000 in 1999                                2,035,000        2,123,000
Prepaid expenses and other assets                                                           8,538,000        8,339,000
                                                                                         ------------     ------------

            Total Assets                                                                 $285,417,000     $284,943,000
                                                                                         ============     ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Notes D and L)                                                   $113,163,000     $ 84,712,000
Notes payable (Note D)                                                                     35,716,000       59,988,000
Accounts payable and accrued expenses                                                       6,701,000        6,585,000
Tenant deposits and advance rents                                                             840,000          827,000
                                                                                         ------------     ------------
                                                                                          156,420,000      152,112,000
Convertible subordinated debentures (Notes D and L)                                        61,878,000       61,878,000
                                                                                         ------------     ------------
            Total Liabilities                                                             218,298,000      213,990,000

SHAREHOLDERS' EQUITY (Notes E and K)
Preferred stock, 6,000,000 shares authorized, none issued                                        ----             ----
Common stock, par value $.01 per share, 30,000,000 shares
 authorized, shares issued and outstanding--9,329,000 in 2000
 and 9,085,000 in 1999                                                                         93,000           91,000
Additional paid-in capital                                                                130,397,000      128,604,000
Cumulative net income                                                                      39,713,000       37,385,000
Cumulative distributions paid (Note G)                                                    (91,907,000)     (84,673,000)
                                                                                         ------------     ------------
                                                                                           78,296,000       81,407,000
Treasury shares, at cost, 1,266,000 shares in 2000 and
 1,176,000 shares in 1999                                                                 (11,177,000)     (10,454,000)
                                                                                         ------------     ------------
            Total Shareholders' Equity                                                     67,119,000       70,953,000
                                                                                         ------------     ------------

            Total Liabilities and Shareholders' Equity                                   $285,417,000     $284,943,000
                                                                                         ============     ============


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                        Year Ended December 31
                                             -------------------------------------------
                                                 2000            1999            1998
                                             -----------      ----------      ----------
OPERATING REVENUE (Notes A and C)
  Rental and other income                    $51,324,000     $49,848,000     $47,680,000
  Equity in income of partnership                117,000         121,000         111,000
                                             -----------     -----------     -----------
                                              51,441,000      49,969,000      47,791,000

OPERATING EXPENSES (Note C)
  Management and leasing fees (Note F)         2,613,000       2,694,000       2,468,000
  Utilities                                    2,246,000       2,050,000       1,999,000
  Real estate taxes                            3,933,000       3,693,000       3,692,000
  Administrative expenses                      2,648,000       2,788,000       2,431,000
  Operations and maintenance (Note F)          7,689,000       7,825,000       7,201,000
  Other operating expenses                     2,961,000       2,709,000       2,545,000
  Depreciation and amortization (Note A)      11,173,000      10,845,000      10,145,000
                                              ----------      ----------      ----------
                                              33,263,000      32,604,000      30,481,000

INCOME FROM OPERATIONS                        18,178,000      17,365,000      17,310,000

  Interest expense (Note D)                   15,850,000      15,018,000      14,554,000
                                             -----------     -----------     -----------

  NET INCOME                                 $ 2,328,000     $ 2,347,000     $ 2,756,000
                                             ===========     ===========     ===========

BASIC AND DILUTED EARNINGS
  PER SHARE (Notes A and E)                  $      0.29     $      0.30     $      0.33
                                             ===========     ===========     ===========

WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                    7,950,000       7,888,000       8,331,000
                                             ===========     ===========     ===========


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                  Common Stock         Additional
                             -----------------------    Paid-in       Cumulative       Cumulative      Treasury
                               Shares      Amount       Capital       Net Income     Distributions       Stock            Total
                             ----------  -----------  ------------  ---------------  --------------  --------------  ---------------
Balance at January 1, 1998   8,966,119    $ 90,000   $127,602,000     $32,300,000    $(70,319,000)    $ (5,146,000)     $84,527,000

Net income for 1998                                                     2,756,000                                         2,756,000
Cash dividends declared and
    paid ($.88 per share)
    (Notes G and H)                                                                    (7,330,000)                       (7,330,000)
Stock rights redemptions                                                                  (86,000)                          (86,000)
Shares issued pursuant to
    Directors' Stock
    Ownership Plan (Note E)      9,000                     98,000                                                            98,000
Shares issued pursuant to
    Incentive Award Plan         4,687                     50,000                                                            50,000
Unrealized loss on
    securities                                                            (18,000)                                          (18,000)
Purchase of Company's common
    stock, 449,000 shares                                                                               (3,780,000)      (3,780,000)
                             ---------    --------   ------------     -----------    ------------     ------------      -----------
Balance at December 31, 1998 8,979,806    $ 90,000   $127,750,000     $35,038,000    $(77,735,000)    $ (8,926,000)     $76,217,000

Net income for 1999                                                     2,347,000                                         2,347,000
Cash dividends declared and
    paid ($.88 per share)
    (Notes G and H)                                                                    (6,938,000)                       (6,938,000)
Shares issued pursuant to
    Directors' Stock
    Ownership Plan (Note E)      9,000                     75,000                                                            75,000
Shares issued pursuant to
    Incentive Award Plan         5,677                     47,000                                                            47,000
Shares issued pursuant to
    Direct Stock Purchase
    Plan                        90,206       1,000        732,000                                                           733,000
Purchase of Company's common
    stock, 186,100 shares                                                                               (1,528,000)      (1,528,000)
                             ---------    --------   ------------     -----------    ------------     ------------      -----------
Balance at December 31, 1999 9,084,689    $ 91,000   $128,604,000     $37,385,000    $(84,673,000)    $(10,454,000)     $70,953,000

Net income for 2000                                                     2,328,000                                         2,328,000
Cash dividends declared and
    paid ($.91 per share)
    (Notes G and H)                                                                    (7,234,000)                       (7,234,000)
Shares issued pursuant to
    Directors' Stock
    Ownership Plan (Note E)      9,000                     73,000                                                            73,000
Shares issued pursuant to
    Incentive Award Plan         7,362                     59,000                                                            59,000
Shares issued pursuant to
    Direct Stock Purchase
    Plan                       227,530       2,000      1,661,000                                                         1,663,000
Purchase of Company's common
    stock, 90,200 shares                                                                                  (723,000)        (723,000)
                             ---------    --------   ------------     -----------    ------------     ------------      -----------
Balance at December 31, 2000 9,328,581    $ 93,000   $130,397,000     $39,713,000    $(91,907,000)    $(11,177,000)     $67,119,000
                             =========    ========   ============     ===========    ============     ============      ===========



                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31
                                                                 ----------------------------------------
                                                                     2000           1999           1998
                                                                 ------------     --------       --------
OPERATING ACTIVITIES:
 Net income                                                      $  2,328,000   $ 2,347,000   $  2,756,000
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                   11,173,000    10,845,000     10,145,000
   Decrease (increase) in accounts receivable and accrued
    revenue                                                           214,000        72,000        (97,000)
   Decrease (increase) in prepaid expenses and other assets           179,000      (740,000)      (867,000)
   Increase in accounts payable and accrued expenses                  116,000       669,000        519,000
                                                                 ------------   -----------   ------------
    Net Cash Provided by Operating Activities                      14,010,000    13,193,000     12,456,000

INVESTING ACTIVITIES:
  Acquisitions of and improvements to real estate investments     (10,496,000)   (9,925,000)   (16,966,000)
                                                                 ------------   -----------   ------------
    Net Cash Used in Investing Activities                         (10,496,000)   (9,925,000)   (16,966,000)

FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable (Note I)                     30,400,000             -     61,509,000
 Principal payments on mortgage notes payable  (Note I)            (1,949,000)   (6,091,000)   (62,255,000)
 Net (payments) proceeds on notes payable to banks (Note I)       (24,272,000)   10,810,000     16,836,000
 Increase in mortgage escrow deposits and debt issuance costs        (972,000)     (189,000)      (414,000)
 Cash dividends to shareholders (Note G)                           (7,234,000)   (6,938,000)    (7,414,000)
 Proceeds from issuance of shares of common stock pursuant to
  direct stock purchase, stock option, and stock award plans        1,795,000       855,000         50,000
 Purchase of Company's common stock                                  (723,000)   (1,528,000)    (3,780,000)
                                                                 ------------   -----------   ------------
    Net Cash (Used in) Provided by Financing Activities            (2,955,000)   (3,081,000)     4,532,000
                                                                 ------------   -----------   ------------

 Net increase in cash and cash equivalents                            559,000       187,000         22,000
 Cash and cash equivalents at beginning of year                     1,337,000     1,150,000      1,128,000
                                                                 ------------   -----------   ------------

    CASH AND CASH EQUIVALENTS AT END
     OF YEAR                                                     $  1,896,000   $ 1,337,000   $  1,150,000
                                                                 ============   ===========   ============

 Cash interest payments, net of capitalized interest             $ 15,709,000   $14,947,000   $ 14,562,000
                                                                 ============   ===========   ============



                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2000, 1999, and 1998

NOTE A:   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As of December 31, 2000, the Company's real estate portfolio included interest in sixteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority owned entities, a fee interest in twenty-eight of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fourteen properties in the portfolio are held through wholly owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority owned partnerships and limited partnerships, are referred to collectively as the "Company".

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, as defined above. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a real estate partnership at December 31, 2000 and 1999 represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

Cash and Cash Equivalents. Cash equivalents represent investments that are highly liquid and have a maturity of three months or less at the time the investment is made.

Real Estate Investments. Real estate investments are recorded at cost. Depreciation of buildings and improvements is provided for by the straight-line method over the estimated useful lives of the assets, ranging from ten to forty years. Betterments and major replacements are capitalized and the replaced asset and accumulated depreciation are removed from the accounts. Tenant improvement costs are depreciated using the straight-line method over the term of the related leases. Maintenance and repairs are expensed in the period incurred.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company is required to review such assets for impairment whenever any events or circumstances indicate that the carrying value of the assets may not be recoverable. When indicators of impairment are present, the Company makes an assessment of its recoverability by estimating the future undiscounted cash flows expected to result from the use of the property and its eventual disposition. If the carrying value exceeds the aggregate future cash flows, the Company would recognize an impairment loss. No such impairment losses have been recognized for the years ended December 31, 2000, 1999 or 1998. The Company does not develop or acquire properties for resale. However, the Company occasionally considers possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business and other strategic choices.

Deferred Charges. Debt issuance costs in connection with issuance of the Company's 8% Convertible Subordinated Debentures (the "Debentures") and other financings and refinancings are included in prepaid expense and other assets and are being amortized over the term of the related obligations. Unamortized costs are charged to expense upon prepayment of the obligation. Unamortized costs related to the Debentures are offset against shareholders' equity upon conversion by debenture-holders. Costs incurred in connection with the execution of leases are included in prepaid expenses and other assets, and are amortized over the term of the respective leases. Unamortized costs are charged to expense upon cancellation of leases prior to the expiration of lease terms.

Rental Income. Rental income includes rents from shopping center and apartment properties. Minimum rents from shopping center leases are accounted for ratably over the term of the lease. Percentage rents are recognized based upon tenant sales that exceed specific levels. Tenant reimbursements are recognized ratably over the year based upon estimated operating expenses.

On May 21, 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus decision on Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, which provides that recognition of contingent (percentage) rental income in interim periods must be deferred until the specified target (breakpoint) that triggers the percentage rental income is achieved. The SEC subsequently Issued Staff Accounting Bulletin No. 101 on December 3, 1999, which affirmed Issue No. 98-9. The Company adopted Issue No. 98-9 in 1999 and has deferred the recognition of percentage rental income until the date that the tenants' sales exceed the breakpoint set forth in the lease agreements.

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

A real estate investment trust (REIT) is required to distribute to shareholders at least 95% of its ordinary taxable income and meet certain income source and investment restriction requirements. Effective January 1, 2001, as a result of the Tax Relief Extension Act of 1999, a REIT will now only be required to distribute to shareholders at least 90% of its ordinary taxable income. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 2000, the income tax basis, net of accumulated tax depreciation, of the Company's real estate properties was approximately $281 million.

Earnings Per Share. SFAS No. 128, Earnings Per Share, requires disclosure of both basic and fully diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

For the years ended December 31, 2000, 1999, and 1998, options to purchase 641,750, 482,631, and 316,940 shares of common stock, respectively, were outstanding but excluded in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of common shares. The Company's outstanding debentures are also excluded from the computation for 2000, 1999, and 1998 due to their antidilutive effect. Accordingly, there is no effect on net income in the calculation of diluted EPS for the years ended December 31, 2000, 1999 or 1998.

Common Stock and Preferred Stock. In March 1998, the Board of Directors approved an increase in the Company's authorized Preferred Stock, from 3 million shares to 6 million shares, and its authorized Common Stock, from 15 million to 30 million shares, pursuant to shareholder approval given at the Company's 1994 Annual Meeting of Shareholders. The Company has one class of Common Stock, and the additional authorized shares have the same voting rights and other attributes as the existing outstanding shares of Common Stock. The Board of Directors is authorized to provide for the issuance of the Preferred Stock, and to fix the designations, powers, preferences and rights of the shares of each series, and the qualifications, limitations, or restrictions thereof. The Company does not have any outstanding shares of Preferred Stock as of December 31, 2000.

Stock Option Plans. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (See Note E).

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could materially differ from these estimates.

Reclassifications. Certain reclassifications have been made in the 1999 and 1998 Consolidated Financial Statements to conform with the 2000 financial statement presentation.

NOTE B:   REAL ESTATE INVESTMENTS

Certain real estate with a book value of $137,209,000 at December 31, 2000 is pledged as collateral for notes payable described in Note D. In addition, certain notes are secured by collateral assignments of rents and leases on such real estate. Certain real estate is located on land subject to long-term leases expiring at dates through 2046.

In August 2000, the Company completed construction of a new Publix supermarket store at its Town & Country Power Shopping Center in Florida at a total cost of $6 million. The Company incurred $4.5 million of the project's total cost during 2000. In addition, this project included the construction of an additional 9,000 s.f. of new store space. The Company also made various improvements to its existing portfolio totalling approximately $4.2 million. The Company acquired two parcels of land at a cost of approximately $510,000 and incurred an additional $1.1 million in improvements associated with its pre-existing parcels.

In 1999, the Company incurred development costs of $1.4 million on the development of a new freestanding Walgreens store at the Camelot Plaza Shopping Center. The store was completed and opened for business on August 30, 1999. Also in 1999, the Company acquired land adjacent to an apartment property, at a total cost of approximately $464,000.


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

The Company's shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancelable operating leases at December 31, 2000 are as follows:

                    Year                        Amount
                    ----                    -------------
                    2001                    $  18,535,000
                    2002                       17,116,000
                    2003                       15,303,000
                    2004                       13,878,000
                    2005                       11,693,000
                    Thereafter                 50,418,000
                                            -------------
                                            $ 126,943,000
                                            =============

The above amounts do not include rental income that is based on tenants' sales or reimbursed expenses.

Reportable Operating Segments. SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

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

The Company assesses and measures segment operating results based on a performance measure referred to as Net Operating Income and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding depreciation and interest expense). Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

The operating revenues, operating expenses, net operating income, and real estate investments for each of the reportable segments are summarized below for the years ended December 31, 2000, 1999, and 1998.

          Retail:                                              2000                1999               1998
                                                           -------------       -------------      -------------
               Operating Revenue                           $  28,487,000       $  28,022,000      $  27,438,000
               Operating Expenses                            (11,334,000)        (11,339,000)       (10,931,000)
                                                           --------------      --------------     --------------
          Net Operating Income - Retail                    $  17,153,000       $  16,683,000      $  16,507,000

          Apartments:
               Operating Revenue                           $  22,954,000       $  21,947,000      $  20,353,000
               Operating Expenses                            (10,756,000)        (10,420,000)        (9,405,000)
                                                           --------------      --------------     --------------
          Net Operating Income -  Apartment                $  12,198,000       $  11,527,000      $  10,948,000

          Net Operating Income - Total                     $  29,351,000       $  28,210,000      $  27,455,000

               Depreciation                                  (11,173,000)        (10,845,000)       (10,145,000)
                                                           --------------      --------------     --------------
          Income From Operations                           $  18,178,000       $  17,365,000      $  17,310,000

               Interest Expense                              (15,850,000)        (15,018,000)       (14,554,000)
                                                           --------------      --------------     --------------

          Net Income                                       $   2,328,000       $   2,347,000      $   2,756,000
                                                           ==============      ==============     ==============

          Gross Real Estate Investments:/(1)/
               Retail                                      $ 212,805,000       $ 205,214,000      $ 199,880,000
               Apartments                                    136,870,000         134,092,000        129,510,000
                                                           --------------      --------------     --------------
                                                           $ 349,675,000       $ 339,306,000      $ 329,390,000
                                                           ==============      ==============     ==============

          (1) Includes investments in land which the Company can use for future development, and an investment in a real estate partnership, which is accounted for by the equity method.

NOTE D:   NOTES PAYABLE AND OTHER LONG TERM LIABILITIES

The weighted average interest rate on mortgage debt at December 31, 2000 was 7.43%. The Company's mortgage notes payable at December 31, 2000 and 1999, are as follows:


                                            Secured by Land,
                                             Buildings, and                   Balance
                                              Improvements,                Outstanding at
                            Interest       with Book Value on               December 31,
                                                                  --------------------------------
Principal maturity            Rate          December 31, 2000         2000                1999
------------------          ---------      ------------------     ------------        ------------
________
May 1, 2008                  6.95%            $ 24,861,000       $ 16,938,000          $15,872,000
June 1, 2008                 7.07%               9,663,000          9,762,000            8,455,000
May 1, 2008                  7.31%               3,677,000          4,407,000            2,976,000
May 1, 2008                  7.37%               4,644,000          5,652,000            3,571,000
May 1, 2008                  7.17%               4,317,000          4,125,000            3,224,000
May 1, 2008                  7.19%               4,856,000          4,196,000            3,194,000
May 1, 2008                  7.19%               4,772,000          4,291,000            3,289,000
May 1, 2008                  7.17%              17,945,000         15,605,000           12,102,000
May 1, 2008                  7.21%              12,065,000         10,327,000            7,737,000
September 30, 2001           8.63%               3,989,000          2,854,000            3,009,000
May 1, 2010                  7.94%              13,583,000         10,690,000                    -
January 1, 2011              7.17%               2,292,000          4,000,000                    -
January 1, 2013              8.05%              30,545,000         20,316,000           21,283,000
                                              ------------       ------------          -----------
                                              $137,209,000       $113,163,000          $84,712,000
                                              ============       ============          ===========

Future principal payments on the Company's mortgage notes payable at December 31, 2000, are as follows:


                    Year                  Amount
                    ----              -----------
                    2001              $ 4,892,000
                    2002                2,213,000
                    2003                2,386,000
                    2004                2,571,000
                    2005                2,776,000
                                      -----------
                                      $14,838,000
                                      ===========

During the year of 2000, the Company completed $30 million of additional long-term, fixed rate, non-recourse financing, involving several of its multi-family properties. These proceeds were used to reduce floating rate bank debt, which decreased from $60.0 million in 1999 to $35.7 million at year-end 2000.

In May 1993, the Company completed an offering of $65 million (less $2.6 million of underwriting costs) of 8% Convertible Subordinated Debentures, due 2003. The debentures are convertible into common stock of the Company, based on $13.00 per share, at any time prior to maturity, unless previously redeemed. No debentures were converted in 2000, 1999, or 1998. The Company re-purchased $1 million of its debentures during 1999.

The Company has commitments for lines of credit from commercial banks totalling $55 million, of which $19 million were available at December 31, 2000. The weighted average interest rate was 7.9% and 6.8% for the years ended December 31, 2000 and 1999, respectively. The terms of the agreements for the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of any material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios. The Company was in compliance with the bank debt covenant agreements at December 31, 2000.

NOTE E:   STOCK OPTION AND OWNERSHIP PLANS

On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, "10-year" options may be granted to key employees, and are annually granted to directors at the average of the high and low sales price for a share of the Company's common stock on the New York Stock Exchange on the date of grant. A total of 600,000 shares of common stock of the Company are available for grant, of which a maximum of 125,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% vests six months from the grant date. No options will be granted under the 1996 Plan after February 1, 2006. A total of 279,000 options were exercisable under the 1996 Plan at December 31, 2000.

The Company had a 1986 Stock Option Plan (the "1986 Plan") which terminated in October 1996. Under the 1986 Plan, 10-year options were granted to key employees and were annually granted to directors at the average of the high and low sales price for a share of the Company's common stock on the New York Stock Exchange on the date of grant. At December 31, 2000, there were a total of 230,250 shares of common stock reserved for issuance upon exercise of options granted under the 1986 Plan. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for directors, 100% vests six months from the grant date.

The Company applies APB Opinion No. 25 in accounting for its 1986 and 1996 Stock Option Plans, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                            As Reported                                    Pro Forma Results
                              ---------------------------------------          -----------------------------------------
                                 2000          1999           1998               2000             1999            1998
                              -----------   -----------    ----------          ----------      ----------     ----------
Net income                     $2,328,000    $2,347,000    $2,756,000          $2,266,000      $2,238,000     $2,671,000

Net income per share           $     0.29    $     0.30    $     0.33          $     0.29      $     0.28     $     0.32


For grants in 2000, 1999 and 1998, the fair value of each option grant is estimated on the date of grant using an option-pricing model based on the following assumptions:

                                          2000        1999       1998
                                        ---------   --------   --------
          Risk free interest rate         6.8%       5.5%       5.8%
          Expected life                  10 years   10 years   10 years
          Expected volatility            29.1%      20.8%      23.7%
          Expected dividend              11.5%      10.2%       8.0%

The following summary is on the Company's 1996 and 1986 Plans combined for the years ended December 31, 2000, 1999, and 1998:



                                            2000                 1999                     1998
                                    -----------------      ------------------       ------------------
                                             Weighted                Weighted                 Weighted
                                             Average                 Average                   Average
                                             Exercise                Exercise                 Exercise
                                    Shares    Price        Shares     Price          Shares     Price
                                    -------   ------      --------   --------       --------  ---------
Outstanding at beginning of year    565,443   $10.34       451,443     $10.83        369,443     $11.18
Granted                             130,000     8.00       118,000       8.61        107,000      11.00
Exercised                                 -        -        (1,000)      8.50              -          -
Expired                             (53,000)   12.22        (3,000)     14.94        (25,000)     16.75
                                    -------   ------       -------     ------        -------     ------
Outstanding at end of year          642,443   $ 9.71       565,443     $10.34        451,443     $10.83
                                    =======   ======       =======     ======        =======     ======

Options exercisable                 509,943   $10.13       447,943     $10.58        326,443     $10.83
                                    =======   ======       =======     ======        =======     ======

The weighted-average fair value of options on the date of grant, which were granted in 2000, 1999, and 1998, was $0.54, $0.35, and $1.08, respectively.

The following table summarizes information about the Company's stock option plans outstanding at December 31, 2000:

                                 Options Outstanding                                               Options Exercisable
-------------------------------------------------------------------------------------      -------------------------------------
                                 Number          Weighted-Average                                Number
Range of                     Outstanding at          Remaining      Weighted-Average         Exercisable at   Weighted  Average
Exercise Prices             December 31, 2000    Contractual Life    Exercise Price         December 31, 2000   Exercise Price
-------------------------------------------------------------------------------------      -------------------------------------
$   8.00 - 8.56                       207,693         8.6 yrs.            $   8.13                   75,193             $   8.21
$   8.57-10.25                        249,250         5.5 yrs.                9.31                  249,250                 9.31
$  10.26-13.56                        185,500         5.1 yrs.               12.01                  185,500                12.01
                                      -------       ----------            --------                 --------             --------
                                      642,443         6.4 yrs.            $   9.71                  509,943             $  10.13
                                      =======       ==========            ========                 ========             ========

The 1994 Directors' Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, are entitled to receive an annual director's fee of 750 shares. The number of shares entitled was amended to 1,000 shares, effective January 1, 1996, and amended to 1,500 shares, effective January 1, 1997. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. Under this Plan, there were 9,000 shares issued each year in 2000, 1999, and 1998.

The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the Company's achievement of planned growth in funds from operations per share. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company recognized compensation costs totalling $121,000 in 2000, $119,000 in 1999, and $101,000 in 1998, which includes the issuance of 8,065, 7,362, and 5,677 shares, respectively.

NOTE F:   RELATED PARTY TRANSACTIONS

Subsidiaries of the Company have contracts ("Management Agreements") with Sizeler Real Estate Management Co., Inc. (the "Management Company") to manage the Company's real estate properties. A beneficial minority interest is directly owned in Sizeler Realty Co., Inc. ("Sizeler Realty"), the parent of the Management Company, by an officer and director of the Company, and the balance is owned by members of the family of the officer's wife and residual entities of the estates of her mother and father. The Management Agreements are renewable annually, subject to the approval of a majority of the unaffiliated directors of the Company, and subject to the termination rights of the parties. The Management Agreements may be terminated for any reason by either party upon 180 days written notice.

The management fee is based on the Company's gross investment in real estate, adjusted for year-to-year increases (or decreases) in funds from operations per share. The annual management fee, which is calculated based upon 0.65% of the Company's gross investment in real estate at the beginning of each year, is paid ratably on a monthly basis, adjusted for acquisitions or dispositions of property during a year. At the end of each year, the management fee for that year will be adjusted (either upward or downward) by the percentage increase or decrease in the Company's funds from operations per share, compared to the previous year. Accordingly, the adjusted management fee paid to the Management Company for 2000 was based on 0.658% of the Company's gross investment in real estate while 1999 was based on 0.707% and 1998 was based upon 0.697% of the Company's gross investment in real estate due to an increase in funds from operations per share year over year for each year. The Management Company also receives a leasing fee equal to 3% of the total fixed minimum rent payable for retail properties during the term of a new lease (2.5% on renewal leases). In addition to management and leasing fees, the Management Company is reimbursed for certain administrative expenses.

Under the Management Agreements, the subsidiaries of the Company made the following payments:



                                                  2000       1999        1998
                                                  ----      -----        -----
Management fees                               $2,261,460   $2,241,323   $2,298,830
Leasing commissions                              359,555      338,227      273,360
Reimbursed legal and administrative costs        353,118      402,779      199,910
                                              ----------   ----------   ----------
                                              $2,974,133   $2,982,329   $2,772,100
                                              ==========   ==========   ==========

The Company also paid $14,000, $12,500, and $17,500 in 2000, 1999, and 1998, respectively, to a majority owned subsidiary of Sizeler Realty for engineering consulting fees.

The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $103,000 in 2000, $104,000 in 1999, and $101,000 in
1998. The primary term of the lease expires January 31, 2002 and the lease provides for two five-year renewal options.

The Company holds its interest in the Westland Shopping Center pursuant to a long term ground lease with Westland Shopping Center LLC (the "LLC"), expiring on December 31, 2046. The LLC is owned by an entity of which an officer and director and his wife and her brother and her brother`s wife own interests. The Company was charged ground rent of $55,000 in 2000, $56,000 in 1999, and $45,000 in 1998.

In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center ("Southwood") from Sizeler Realty (LaPalco), Inc. ("LaPalco"), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease from an entity in which an officer and director and his wife and her brother and her brother's wife own interests, expiring on March 31, 2031. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. Ground rent in the amount of $22,000 was payable under the lease agreement in 2000, while $24,000 was payable in 1999. No ground rent was payable in 1998. LaPalco is the primary obligor on a mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. At December 31, 2000, the balance of the mortgage note payable was $1,086,000. Although the Company is not an obligor on the mortgage note payable, the partnership's interest in Southwood is subordinated to the mortgage encumbering the property.

An officer and director of the company is a director of Hibernia National Bank ("Hibernia"). At December 31, 2000, $15,000,000 of the Company's $55,000,000
bank lines of credit was provided by Hibernia. The Company had borrowings under this line totalling $9,498,000 at December 31, 2000. At December 31, 1999, $20,000,000 of the Company's $85,000,000 bank lines of credit was provided by Hibernia. The company had borrowings under this line totaling $16,740,000 at December 31, 1999.

NOTE G:  DIVIDEND DISTRIBUTION

The dividends paid in 2000, 1999, and 1998 for federal income tax purposes were as follows:

                            2000                1999                   1998
                     ------------------   -----------------    --------------------
                                  Per                  Per                     Per
                        Total    Share       Total    Share       Total       Share
                     ----------  -----    ----------  -----    -----------    -----
Ordinary income      $4,293,000  $0.54    $4,257,000  $0.54    $5,165,000     $0.62
Return of capital     2,941,000   0.37     2,681,000   0.34     2,249,000      0.27 (a)
                     ----------  -----    ----------  -----    ----------     -----
                     $7,234,000  $0.91    $6,938,000  $0.88    $7,414,000     $0.89
                     ==========  =====    ==========  =====    ==========     =====

(a) Includes a $0.01 per share distribution for the redemption of stock purchase rights in connection with the Company's adoption of a replacement shareholder rights plan.


NOTE H:  SUBSEQUENT EVENTS

In February, 2001 the Company purchased a parcel of land adjacent to its Westward Power Shopping Center, in West Palm Beach, Florida for $255,000 and the property is subject to a ground lease with a national tenant.

On March 8, 2001, the Company paid a $.23 per share quarterly dividend to shareholders of record as of March 1, 2001.


NOTE I:  CASH FLOWS

During the year of 2000, the Company completed $30 million of additional long-term, fixed rate, non-recourse financing, involving its multi-family properties. These proceeds were used to reduce floating rate bank debt, which decreased from $60.0 million in 1999 to $35.7 million at year-end 2000.

During 1998, the Company completed long-term, fixed-rate, non-recourse mortgage refinancing involving ten of the Company's apartment properties. Mortgage debt totalling $59.1 million was refinanced resulting in new mortgage debt totalling $61.5 million, of which net proceeds totalling $2.4 million were used to pay down short-term variable-rate debt. The Company was able to achieve a reduction in the average interest rate paid on the mortgages refinanced by approximately 100 basis points, from an average rate of approximately 7.8% down to an average rate of approximately 6.8%. During 1998, the Company also repaid mortgage debt totalling $1.7 million bearing a fixed rate of interest of 9.0% on a retail community center.


NOTE J:  COMMITMENTS AND CONTINGENCIES

The Company's officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $126,000, $121,000, and $111,000 in 2000, 1999, and 1998, respectively.

The Company, from time to time, may be subject to litigation arising from the ordinary course of its business. Management, based on advice of external counsel, does not believe that any existing litigation involving the Company will materially affect its financial condition or future results of operations.


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

The carrying values and respective fair market values of the Company's mortgage notes payable and 8% convertible subordinated debentures are presented below. The estimated fair values of the mortgage notes were calculated as the net present value of the total payments through the loan term discounted using rates available to the Company for issuance of similar debt with similar terms at year-end 2000. The estimated fair values of the convertible subordinated debentures were calculated using year-end market quotes obtained from the New York Stock Exchange.

                                         Carrying           Estimated
                                           Value        Fair Market Value
                                       -------------    -----------------
Mortgage notes payable
                2000                   $ 113,163,000       $ 103,526,000
                1999                      84,712,000          80,439,000
Convertible subordinated debentures
                2000                   $  61,878,000       $  55,226,000
                1999                      61,878,000          57,856,000

NOTE M:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized (unaudited) quarterly financial data for the years ended 2000 and 1999 are as follows (in thousands, except per share data):

                                      Three months ended in 2000
                              ---------------------------------------------
                              March 31  June 30   September 30  December 31
                              --------  --------  ------------  -----------
Revenues                       $12,665   $12,532       $13,084      $13,160
Income from operations         $ 4,557   $ 4,366       $ 4,551      $ 4,704
Net income                     $   626   $   491       $   520      $   691
Net income per share           $  0.08   $  0.06       $  0.07      $  0.08

                                      Three months ended in 1999
                              ---------------------------------------------
                              March 31  June 30   September 30  December 31
                              --------  --------  ------------  -----------
Revenues                       $12,427   $12,214       $12,353      $12,975
Income from operations         $ 4,436   $ 4,361       $ 4,327      $ 4,241
Net income                     $   614   $   599       $   568      $   566
Net income per share           $  0.08   $  0.08       $  0.07      $  0.07

                                                                     SCHEDULE II


               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 2000, 1999, and 1998


               COLUMN A                    COLUMN B      COLUMN C     COLUMN D      COLUMN E
              ---------                   ----------    ----------   ----------    ----------
                                          Balance at    Additions                    Balance
                                          Beginning     Charged to                   at End
                                          of Period     Operations   Deductions     of Period
                                          ---------     ----------   ----------     ---------
Year ended December 31, 2000
   Allowance for doubtful accounts        $430,000       $141,000    $240,000        $331,000

Year ended December 31, 1999
   Allowance for doubtful accounts        $423,000       $ 95,000    $ 88,000        $430,000

Year ended December 31, 1998
   Allowance for doubtful accounts        $281,000       $248,000    $106,000        $423,000

                                                                    SCHEDULE III
               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000

       COLUMN A                COLUMN B              COLUMN C               COLUMN D                       COLUMN E
-----------------------      -----------   ----------------------------   --------------   ---------------------------------------
                                                                             Costs
                                                                           Capitalized
                                                                          Subsequent to             Gross Amount at Which
                                             Initial Cost to Company       Acquisition            Carried at Close of Period
                                           ----------------------------   --------------   ---------------------------------------
                                                           Buildings &         Net                      Buildings &
Description                   Encumbrance      Land       Improvements     Improvements       Land     Improvements     Total
-----------                  ------------  ------------   -------------   --------------   ----------- ------------  -------------
Regional enclosed malls:
 Hammond Square              $        ---  $ 2,574,000    $ 23,664,000     $ 3,355,000     $3,081,000  $ 26,512,000  $ 29,593,000
 North Shore Square            20,316,000    4,000,000      30,150,000       4,178,000      4,105,000    34,223,000    38,328,000
 Southland                            ---    2,408,000      28,289,000      13,039,000      2,485,000    41,251,000    43,736,000
                             ------------  -----------    ------------     -----------     ----------  ------------  ------------
                               20,316,000    8,982,000      82,103,000      20,572,000      9,671,000   101,986,000   111,657,000
                             ------------  -----------    ------------     -----------     ----------  ------------  ------------

Power shopping centers:
 Lantana Plaza                        ---    6,000,000      14,107,000       2,826,000      6,046,000    16,887,000    22,933,000
 Town and Country                     ---      860,000       3,194,000       6,860,000      1,498,000     9,416,000    10,914,000
 Westward Plaza                       ---    5,676,000      13,506,000       3,686,000      5,801,000    17,067,000    22,868,000
                             ------------  -----------    ------------     -----------    -----------  ------------  ------------
                                      ---   12,536,000      30,807,000      13,372,000     13,345,000    43,370,000    56,715,000
                             ------------  -----------    ------------     -----------    -----------  ------------  ------------

Community shopping centers:
 Airline Park                         ---      977,000       1,037,000         255,000        977,000     1,292,000     2,269,000
 Azalea Gardens                       ---      574,000         806,000         512,000        574,000     1,318,000     1,892,000
 Camelot Plaza                        ---      993,000       2,281,000       2,445,000      1,312,000     4,407,000     5,719,000
 Colonial                             ---      554,000         555,000         757,000        559,000     1,307,000     1,866,000
 Gonzales Plaza                       ---      713,000       4,381,000         202,000        713,000     4,583,000     5,296,000
 Rainbow Square                 2,854,000      970,000       4,443,000         204,000        984,000     4,633,000     5,617,000
 Weeki Wachee                         ---    2,185,000       4,179,000         246,000      2,149,000     4,461,000     6,610,000
 Westgate                             ---    1,809,000       2,162,000       1,280,000      1,774,000     3,477,000     5,251,000
 Westland (e)                         ---          ---       3,068,000       2,249,000            ---     5,317,000     5,317,000
                             ------------  -----------    ------------     -----------    -----------  ------------  ------------
                                2,854,000    8,775,000      22,912,000       8,150,000      9,042,000    30,795,000    39,837,000
                             ------------  -----------    ------------     -----------    -----------  ------------  ------------

Apartments:
 Bel Air                        4,125,000      500,000       3,674,000       1,469,000        500,000     5,143,000     5,643,000
 Bryn Mawr                      9,762,000    1,575,000       9,020,000       1,219,000      1,575,000    10,239,000    11,814,000
 Colonial Manor                       ---      212,000         771,000         468,000        212,000     1,239,000     1,451,000
 Garden Lane                    5,652,000      500,000       3,117,000       2,457,000        500,000     5,574,000     6,074,000
 Georgian                             ---      839,000       2,420,000       1,776,000        839,000     4,196,000     5,035,000
 Governors Gate                10,690,000      499,000             ---      14,176,000        499,000    14,176,000    14,675,000
 Hampton Park                   7,229,000    1,305,000       6,616,000       3,361,000      1,156,000    10,126,000    11,282,000
 Jamestown                      4,196,000      712,000       4,035,000       1,172,000        712,000     5,207,000     5,919,000
 Lafayette Square              15,605,000    2,632,000      14,282,000       7,172,000      2,458,000    21,628,000    24,086,000
 Lakeview Club                 16,938,000    4,400,000      23,200,000       2,074,000      4,400,000    25,274,000    29,674,000
 Magnolia Place                 4,000,000      175,000       2,050,000         926,000        175,000     2,976,000     3,151,000
 Pine Bend                      3,098,000      450,000       3,029,000       1,233,000        450,000     4,262,000     4,712,000
 Steeplechase                   4,407,000      594,000       3,328,000       1,286,000        594,000     4,614,000     5,208,000
 Woodcliff                      4,291,000      695,000       4,047,000       1,409,000        695,000     5,456,000     6,151,000
                             ------------  -----------    ------------     -----------    -----------  ------------  ------------
                               89,993,000   15,088,000      79,589,000      40,198,000     14,765,000   120,110,000   134,875,000

Undeveloped Land                      ---    4,967,000             ---         708,000      5,675,000           ---     5,675,000
                             ------------  -----------    ------------     -----------    -----------  ------------  ------------

 TOTAL                       $113,163,000  $50,348,000    $215,411,000     $83,000,000    $52,498,000  $296,261,000  $348,759,000
                             ============  ===========    ============     ===========    ===========  ============  ============

                               COLUMN F         COLUMN G        COLUMN H         COLUMN I
                             ------------     -------------   ------------     ------------
                                                                                  Life on
                                                                                  which
                                                                               Depreciation
                                                                                 in Latest
                                                                                  Income
                             Accumulated         Date of          Date         Statement is
Description                  Depreciation     Construction      Acquired         Computed
-----------                  ------------     -------------   ------------     ------------
Regional enclosed malls:
 Hammond Square              $ 9,859,000               1978         1987         10-40 yrs
 North Shore Square            7,784,000               1986         1994         10-40 yrs
 Southland                    14,187,000   1970, 1981, 1994         1986         10-40 yrs
                            ------------
                              31,830,000
                            ------------

Power shopping centers:
 Lantana Plaza                 3,115,000               1992         1993         10-40 yrs
 Town and Country                648,000               1989         1993         10-40 yrs
 Westward Plaza                4,206,000   1961, 1990, 1995         1992         10-40 yrs
                            ------------
                               7,969,000
                            ------------

Community shopping centers:
 Airline Park                    481,000               1973         1987         10-40 yrs
 Azalea Gardens                  511,000               1950         1987         10-40 yrs
 Camelot Plaza                   661,000               1981         1992         10-40 yrs
 Colonial                        424,000               1967         1987         10-40 yrs
 Gonzales Plaza                1,303,000               1989         1991         10-40 yrs
 Rainbow Square                1,628,000               1986         1988         10-40 yrs
 Weeki Wachee                  1,567,000               1987         1988         10-40 yrs
 Westgate                      1,320,000               1964         1987         10-40 yrs
 Westland (e)                  1,970,000               1966         1987         10-40 yrs
                            ------------
                               9,865,000
                            ------------

Apartments:
 Bel Air                       1,326,000         1968, 1974         1992         10-40 yrs
 Bryn Mawr                     2,151,000               1991         1993         10-40 yrs
 Colonial Manor                  478,000               1967         1987         10-40 yrs
 Garden Lane                   1,430,000         1966, 1971         1992         10-40 yrs
 Georgian                      1,183,000         1951, 1980         1992         10-40 yrs
 Governors Gate                1,092,000               1998         1998         10-40 yrs
 Hampton Park                  2,886,000               1977         1993         10-40 yrs
 Jamestown                     1,063,000        1971 - 1972         1995         10-40 yrs
 Lafayette Square              6,140,000        1969 - 1972         1993         10-40 yrs
 Lakeview Club                 4,814,000               1992         1994         10-40 yrs
 Magnolia Place                  858,000               1984         1991         10-40 yrs
 Pine Bend                     1,043,000               1979         1992         10-40 yrs
 Steeplechase                  1,220,000               1982         1992         10-40 yrs
 Woodcliff                     1,379,000               1977         1993         10-40 yrs
                            ------------
                              27,063,000

Undeveloped Land                     ---
                            ------------

 TOTAL                      $ 76,727,000
                            ============

Note: This schedule does not include the Company's 50% interest in a real estate partnership.

Note (a)  Changes in real estate owned were as follows:

                                              2000           1999           1998
                                          ------------   ------------   ------------
          Balance at beginning of year     $338,389,000   $328,477,000   $310,312,000
          Additions during period:
               Investments in land            1,647,000      1,000,000        611,000
               Improvements                   8,723,000      8,912,000     17,554,000
                                           ------------   ------------   ------------
          Balance at end of year           $348,759,000   $338,389,000   $328,477,000
                                           ============   ============   ============

Note (b) Changes in accumulated depreciation of real estate assets owned were as follows:

                                                        2000           1999           1998
                                                     -----------    -----------    -----------
          Balance at beginning of year               $66,162,000    $55,964,000    $46,454,000
          Additions during period:
              Depreciation on real estate assets      10,565,000     10,198,000      9,510,000
                                                     -----------    -----------    -----------
          Balance at end of year                     $76,727,000    $66,162,000    $55,964,000
                                                     ===========    ===========    ===========

Note (c) The income tax basis of real estate, net of accumulated tax depreciation, was approximately $281,469,000 at December 31, 2000.


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

                                 FORM 10-K EXHIBITS

3.1A     Restated Certificate of Incorporation, as amended                   Incorporated by Reference (1)
3.1B     Amendment No. 1 to Restated Certificate of Incorporation,           Incorporated by Reference (6)
           as amended
3.1C     Amendment No. 2 to Restated Certificate of Incorporation,           Incorporated by Reference (11)
           as amended
3.2      Restated By-Laws as amended through March 1, 1999                   Incorporated by Reference (17)
3.3      Restated By-Laws as amended                                         Filed herewith
4.0A     Form of Certificate for Common Stock, $.01 par value                Incorporated by Reference (3)
4.1A     Indenture for the Registrant's 8% Convertible                       Incorporated by Reference (12)
           Subordinated Debentures, due 2003
4.2A     Debenture for the Registrant's 8% Convertible                       Incorporated by Reference (12)
           Subordinated Debentures, due 2003
10.1A    Management Agreement                                                Incorporated by Reference (1)
10.1B    Amendment No. 1 to Management Agreement                             Incorporated by Reference (3)
10.1C    Amendment No. 2 to Management Agreement                             Incorporated by Reference (4)
10.1D    Amendment No. 3 to Management Agreement                             Incorporated by Reference (9)
10.1E    Amendment No. 5 to Management Agreement                             Incorporated by Reference (11)
10.1F    Amendment No. 4 to Management Agreement                             Incorporated by Reference (15)
10.1G    Amendment No. 6 to Management Agreement                             Incorporated by Reference (15)
10.1H    Amendment No. 7 to Management Agreement                             Incorporated by Reference (15)
10.2     Form of Indemnification Agreement (which the Company                Incorporated by Reference (1)
           has entered into with each officer and director)
10.3     Form of Right of First Refusal which has been entered               Incorporated by Reference (2)
           into by the Company and each of Sidney W. Lassen
           and Sizeler Realty Co., Inc.
10.4     The Company's 1986 Stock Option Plan, as amended                    Incorporated by Reference (9)
           through January 25, 1991*
10.5     Form of Deferred Compensation Agreement (the                        Incorporated by Reference (10)
           Company has such an agreement with Sidney W.
           Lassen)*
10.6     The Company's 1989 Directors Stock Option Plan                      Incorporated by Reference (5)
10.7     Sizeler Property Investors, Inc. Incentive Award Plan*              Incorporated by Reference (13)
10.8     First Amendment to the Sizeler Property Investors, Inc.             Incorporated by Reference (13)
           Incentive Award Plan*
10.9     Sizeler Property Investors, Inc. 1994 Directors' Stock              Incorporated by Reference (16)
           Ownership Plan, as amended*
10.10    Agreement between the Company and Sidney W. Lassen*                 Incorporated by Reference (13)
10.11    Agreement between the Company and Thomas A.
           Masilla, Jr.* (The Company also has Compensation
           Plan Agreements with Robert A. Whelan and
           James W. Brodie, which are identical to
           Mr. Masilla's Agreement)                                          Incorporated by Reference (14)
10.12    Non-Elective Deferred Compensation Agreement                        Incorporated by Reference (14)
           between Company and Thomas A. Masilla, Jr.
           (The Company also has Non-Elective Deferred
           Compensation Agreements with Sidney W. Lassen
           and Robert A. Whelan and James W. Brodie, which
           are identical to Mr. Masilla's Agreement).*
10.13    The Company's 1996 Stock Option Plan, as amended                    Incorporated by Reference (16)
19.1     Shareholder Rights Agreement dated as of                            Incorporated by Reference (7)
           August 6, 1998
19.2     Amendment No. 1 to Shareholder Rights Agreement                     Incorporated by Reference (7)
21       List of Subsidiaries                                                Filed herewith
23.1     Consent of KPMG LLP                                                 Filed herewith

______________________

(1) Incorporated by reference to the exhibits filed on November 5, 1986, with the Company's original registration statement on Form S-11 (No. 33-9973).
(2) Incorporated by reference to the exhibits filed on November 24, 1986, with Amendment No. 1 to the Company's registration statement on Form S-11.
(3) Incorporated by reference to the exhibits filed on January 14, 1987, with Amendment No. 3 to the Company's registration statement on Form S-11.
(4) Incorporated by reference to the exhibits filed on February 6, 1987, with Post-Effective Amendment No. 1 to the Company's registration statement on Form S-11.
(5) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated March 23, 1989.
(6)  Incorporated by reference to the exhibits to the Company's Form 10-K for
     the year ended                December 31, 1988.
(7) Incorporated by reference to the exhibit to the Company's Form 8-A, filed on August 26, 1998.
(8) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated April 5, 1991.
(9)  Incorporated by reference to the exhibits filed with the Company's Form 10-
     K for the year ended    December 31, 1990.
(10) Incorporated by reference to the exhibits filed with the Company's Form 10-
     K for the year ended    December 31, 1991.
(11) Incorporated by reference to the exhibits filed with the Company's Form 10-
     K for the year ended    December 31, 1992.
(12) Incorporated by reference to the exhibits filed with the Company's Form 8-K, dated May 26, 1993.
(13) Incorporated by reference to the exhibits filed on March 7, 1994, with the Company's registration statement on Form S-3 (No. 33-76134).
(14) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(15) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(16) Incorporated by reference to the exhibits to the Company's definitive proxy material for its 1997 Annual Meeting of Stockholders.
(17) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

*    Management compensation plan agreements.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                  SIZELER PROPERTY INVESTORS, INC.


                                  By:  /s/ SIDNEY W. LASSEN
                                       -------------------------
                                            Sidney W. Lassen
                                          Chairman of the Board
                                        (Chief Executive Officer)

Date:  March 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                        Title                           Date
--------------------------------     ---------------------          --------------------
By:   /s/  SIDNEY W. LASSEN          Chairman of the Board             March 28, 2001
     ---------------------------     (Chief Executive Officer)
           Sidney W. Lassen

By:   /s/ THOMAS A. MASILLA          Vice-Chairman of the Board        March 28, 2001
     ---------------------------     and President (Principal
          Thomas A. Masilla, Jr.     Operating Officer)


By:   /s/ ROBERT A. WHELAN           Chief Financial Officer           March 28, 2001
     ---------------------------     (Principal Financial Officer)
          Robert A. Whelan

By:   /s/ J. TERRELL BROWN           Director                          March 28, 2001
     ---------------------------
          J. Terrell Brown

By:   /s/ FRANCIS L. FRAENKEL        Director                          March 28, 2001
      --------------------------
          Francis L. Fraenkel

By:   /s/ HAROLD B. JUDELL           Director                          March 28, 2001
      --------------------------
          Harold B. Judell

By:   /s/ JAMES W. MCFARLAND         Director                          March 28, 2001
      --------------------------
          James W. McFarland

By:  /s/ RICHARD L. PEARLSTONE       Director                          March 28, 2001
     ---------------------------
         Richard L. Pearlstone

By:  /s/ THEODORE H. STRAUSS         Director                          March 28, 2001
     ---------------------------
         Theodore H. Strauss