Form 10-Q
period 2001-03-31
SIZELER PROPERTY INVESTORS INC
filed 2001-05-11
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______________ to ____________

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

     Indicate by Check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes [ ] No [ ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     8,200,000 shares of Common Stock ($.01 Par Value) were outstanding as of May 4, 2001.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                 INDEX

                                                                      PAGE
                                                                      -----
Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets                                    3
           Consolidated Statements of Income                              4
           Consolidated Statements of Cash Flows                          5
           Notes to Consolidated Financial Statements                 6 - 7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7 - 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       9

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                9

Item 2.  Changes in Securities                                           10

Item 3.  Defaults upon Senior Securities                                 10

Item 4.  Submission of Matters to a Vote of Security Holders             10

Item 5.  Other Information                                               10

Item 6.  Exhibits and Reports on Form 8-K                                10

SIGNATURE                                                                10

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       March 31      December 31
                                                                         2001            2000
     ASSETS                                                          (Unaudited)      (Audited)
                                                                     ------------    ------------
Real estate investments (Note A):
  Land                                                               $ 53,003,000    $ 52,461,000
  Buildings and improvements, net of accumulated depreciation
    of $79,395,000 in 2001 and $76,727,000 in 2000                    217,840,000     219,571,000
  Investment in real estate partnership                                   918,000         916,000
                                                                     ------------    ------------
                                                                      271,761,000     272,948,000

Cash and cash equivalents                                                 776,000       1,896,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $304,000 in 2001 and $331,000 in 2000            2,338,000       2,035,000
Prepaid expenses and other assets                                       9,174,000       8,538,000
                                                                     ------------    ------------
       Total Assets                                                  $284,049,000    $285,417,000
                                                                     ============    ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage notes payable (Note C)                                      $112,629,000    $113,163,000
Notes payable                                                          36,913,000      35,716,000
Accounts payable and accrued expenses                                   4,976,000       6,701,000
Tenant deposits and advance rents                                         862,000         840,000
                                                                     ------------    ------------
                                                                      155,380,000     156,420,000
Convertible subordinated debentures                                    61,878,000      61,878,000
                                                                     ------------    ------------
       Total Liabilities                                              217,258,000     218,298,000

SHAREHOLDERS' EQUITY
Preferred stock, 6,000,000 shares authorized, none issued                     ---             ---
Common stock, par value $.01 per share, 30,000,000 shares
  authorized, shares issued and outstanding - 9,439,000 in 2001
  and 9,329,000 in 2000                                                    94,000          93,000
Additional paid-in capital                                            131,272,000     130,397,000
Cumulative net income                                                  40,380,000      39,713,000
Cumulative distributions paid                                         (93,778,000)    (91,907,000)
                                                                     ------------    ------------
                                                                       77,968,000      78,296,000
Treasury shares, at cost, 1,266,000 shares
  in 2001 and in 2000                                                 (11,177,000)    (11,177,000)
                                                                     ------------    ------------
       Total Shareholders' Equity                                      66,791,000      67,119,000
                                                                     ------------    ------------
       Total Liabilities and Shareholders' Equity                    $284,049,000    $285,417,000
                                                                     ============    ============


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                        Quarter Ended March 31
                                       -------------------------
                                           2001          2000
                                       -----------   -----------
OPERATING REVENUE
  Rental and other income              $13,125,000   $12,634,000
  Equity in income of partnership           31,000        31,000
                                       -----------   -----------
                                        13,156,000    12,665,000
                                       -----------   -----------
OPERATING EXPENSES
  Management and leasing fees              658,000       706,000
  Utilities                                564,000       448,000
  Real estate taxes                        988,000       947,000
  Administrative expenses                  645,000       753,000
  Operations and maintenance             1,933,000     1,864,000
  Other operating expenses                 890,000       621,000
  Depreciation and amortization          2,833,000     2,769,000
                                       -----------   -----------
                                         8,511,000     8,108,000
                                       -----------   -----------
INCOME FROM OPERATIONS                   4,645,000     4,557,000

  Interest expense                       3,982,000     3,931,000
                                       -----------   -----------

  NET INCOME                           $   663,000   $   626,000
                                       ===========   ===========
BASIC AND DILUTED EARNINGS
  PER SHARE                            $      0.08   $      0.08
                                       ===========   ===========
WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING              8,107,000     7,901,000
                                       ===========   ===========


                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     Quarter Ended March 31
                                                                   --------------------------
                                                                       2001           2000
                                                                   -----------     ----------
OPERATING ACTIVITIES:
 Net income                                                        $   663,000    $   626,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                     2,833,000      2,769,000
   (Increase) decrease in accounts receivable
    and accrued revenue                                               (298,000)       292,000
   Increase in prepaid expenses and other assets                      (112,000)        (6,000)
   Decrease in accounts payable and accrued expenses                (1,721,000)    (3,168,000)
                                                                   -----------    -----------
          Net Cash Provided by Operating Activities                  1,365,000        513,000
                                                                   -----------    -----------
INVESTING ACTIVITIES:
  Acquisitions of and improvements to real estate investments       (1,484,000)    (2,572,000)
                                                                   -----------    -----------
          Net Cash Used in Investing Activities                     (1,484,000)    (2,572,000)
                                                                   -----------    -----------
FINANCING ACTIVITIES:
  Principal payments on mortgage notes payable                         (534,000)      (448,000)
  Net proceeds on notes payable to banks                              1,197,000      4,256,000
  Increase in mortgage escrow deposits and debt issuance costs         (669,000)      (462,000)
  Cash dividends to shareholders                                     (1,871,000)    (1,738,000)
  Proceeds from issuance of shares of common stock pursuant to
    direct stock purchase, stock option, and stock award plans          876,000        565,000
  Purchases of Company's common stock                                         -       (713,000)
                                                                    -----------    -----------
          Net cash (used in) provided by financing activities        (1,001,000)     1,460,000
                                                                    -----------    -----------

  Net decrease in cash and cash equivalents                          (1,120,000)      (599,000)
  Cash and cash equivalents at beginning of period                    1,896,000      1,337,000
                                                                    -----------    -----------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   776,000    $   738,000
                                                                    ===========    ===========

  Cash interest payments, net of capitalized interest               $ 5,526,000    $ 5,087,000
                                                                    ===========    ===========

                 See notes to consolidated financial statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2001

NOTE A -- BASIS OF PRESENTATION

As of March 31, 2001, the Company's real estate portfolio included interest in sixteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-eight of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fourteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the "Company".

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Furthermore, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 2000 Consolidated Financial Statements to conform with the 2001 financial statement presentation.

NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings and improvements. At March 31, 2001, mortgage notes payable totalled approximately $112.6 million. Individual notes ranged from $937,000 to $20.1 million, with fixed rates of interest ranging from 6.85% to 8.63% and maturity dates ranging from September 30, 2001, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $136.1 million at March 31, 2001, with individual property net book values ranging from $2.3 million to $30.4 million.

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

The operating revenues, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three-month periods ended March 31, 2001 and 2000.

                                           Quarter Ended March 31
                                        ----------------------------
Retail:                                      2001            2000
                                        ------------    ------------
 Operating Revenue                      $  7,277,000    $  7,029,000
 Operating Expenses                       (3,013,000)     (2,683,000)
                                        ------------    ------------
 Net Operating Income - Retail          $  4,264,000    $  4,346,000

Apartments:
 Operating Revenue                      $  5,879,000    $  5,635,000
 Operating Expenses                       (2,665,000)     (2,655,000)
                                        ------------    ------------
 Net Operating Income - Apartments         3,214,000       2,980,000

Net Operating Income - Total            $  7,478,000    $  7,326,000

 Depreciation                             (2,833,000)     (2,769,000)
                                        ------------    ------------
 Income From Operations                    4,645,000       4,557,000

 Interest Expense                         (3,982,000)     (3,931,000)
                                        ------------    ------------
Net Income                              $    663,000    $    626,000
                                        ============    ============
Gross Real Estate Investments:
 Retail                                 $213,821,000    $207,182,000
 Apartments                              137,335,000     134,600,000
                                        ------------    ------------
                                        $351,156,000    $341,782,000
                                        ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

For the three months ended March 31, 2001 net operating income totalled $7.5 million, compared to $7.3 million earned for the same period in 2000. Total operating revenues increased approximately 4% to $13.2 million, compared to $12.7 earned for the same period a year ago. Operating revenue for retail centers and apartments was $7.3 million and $5.9 million, respectively. The increase in operating revenue was due primarily to higher apartment occupancies, market sustained rents and new retail leases, in particular the leasing of a 44,300 s.f. Publix Supermarket at the Town and Country Power Shopping Center in Palatka, Florida, which opened for business in August, 2000. Increased first quarter revenues were partially offset by increased operating costs, in particular utilities, real estate taxes and property insurance costs. Operating expenses, net of depreciation, totalled $5.7 million in 2001, compared to $5.3 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At March 31, 2001, the Company had $776,000 in cash and cash equivalents and $55 million in committed bank lines of credit facilities, of which approximately $18 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities increased $852,000 in the first quarter of 2001 compared to the same period in 2000. The increase was principally attributable to a reduction in contractor retainages paid in 2001 relating to development activities.

Net cash flows used in investing activities decreased approximately $1.1 million in 2001 from 2000, primarily attributable to decreased development activities.

Net cash flows provided by financing activities decreased $2.5 million in 2001 from 2000 due primarily to lower usage of bank lines, as a result of decreased development activities.

As of March 31, 2001, fourteen of the Company's properties, comprising approximately 49% of its gross investment in real estate, were subject to a total of $112.6 million in mortgage obligations, all of which are long-term, non-recourse and bear fixed rates of interest for fixed terms. The remaining sixteen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, as well as other factors. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on May 11, 2001, declared a cash dividend of $0.23 per share for the period January 1, 2001 through March 31, 2001, payable on June 1, 2001 to shareholders of record as of May 25, 2001.

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

Funds from operations (FFO) is defined by the Company and the National Association of Real Estate Investment Trusts (NAREIT) as net income, excluding gains or losses from sales of property and those items defined as extraordinary under accounting principles generally accepted in the United States of America, plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. Funds from operations should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity. A reconciliation of net income to basic funds from operations is presented below (in thousands):

                                           Quarter Ended March 31
                                    ------------------------------------
                                          2001                2000
                                    -----------------  -----------------
                                     ($000)    Shares   ($000)    Shares
                                    --------   ------  --------   ------
NET INCOME                           $  663    8,107    $  626     7,901
     Additions:
        Depreciation                  2,833              2,769
        Partnership depreciation          9                  9
     Deductions:
        Minority depreciation            12                 12
        Amortization costs              157                143
                                     ------    -----    ------     -----
FUNDS FROM OPERATIONS - BASIC        $3,336    8,107    $3,249     7,901
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 2000. There have been no material changes during the first three months of 2001.


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

                                 SIGNATURE

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

Date: May 11, 2001