Form 10-Q
period 2001-06-30
SIZELER PROPERTY INVESTORS INC
filed 2001-08-10
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  -----------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended      JUNE 30, 2001
                                                  ---------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                        Commission file number   1-9349
                                                ---------

                       SIZELER PROPERTY INVESTORS, INC.
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)

                 MARYLAND                               72-1082589
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)


2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                 70062
 (Address of principal executive offices)               (Zip code)

    Registrant's telephone number, including area code:     (504) 471-6200
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
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes         No
                               ------     -------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     8,295,000 shares of Common Stock ($.0001 Par Value) were outstanding as of August 2, 2001.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE
                                                                          ------
Part I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets                                           3
         Consolidated Statements of Income                                     4
         Consolidated Statements of Cash Flows                                 5
         Notes to Consolidated Financial Statements                        6 - 8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8 - 10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       10

Part II: OTHER INFORMATION

     Item 1. Legal Proceedings                                                10

     Item 2. Changes in Securities                                            10

     Item 3. Defaults upon Senior Securities                                  10

     Item 4. Submission of Matters to a Vote of Security Holders              11

     Item 5. Other Information                                                11

     Item 6. Exhibits and Reports on Form 8-K                                 11

SIGNATURE                                                                     11

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                       June 30       December 31
                                                                         2001            2000
     ASSETS                                                          (Unaudited)      (Audited)
                                                                     ------------    ------------
Real estate investments (Note A):
  Land                                                               $ 53,471,000    $ 52,461,000
  Buildings and improvements, net of accumulated depreciation
    of $82,061,000 in 2001 and $76,727,000 in 2000                    216,425,000     219,571,000
  Investment in real estate partnership                                   914,000         916,000
                                                                     ------------    ------------
                                                                      270,810,000     272,948,000

Cash and cash equivalents                                                 649,000       1,896,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $279,000 in 2001 and $331,000 in 2000            1,716,000       2,035,000
Prepaid expenses and other assets                                       9,006,000       8,538,000
                                                                     ------------    ------------

       Total Assets                                                  $282,181,000    $285,417,000
                                                                     ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Note C)                                      $112,080,000    $113,163,000
Notes payable                                                          34,061,000      35,716,000
Accounts payable and accrued expenses                                   6,875,000       6,701,000
Tenant deposits and advance rents                                         894,000         840,000
                                                                     ------------    ------------
                                                                      153,910,000     156,420,000
Convertible subordinated debentures                                    61,878,000      61,878,000
                                                                     ------------    ------------
       Total Liabilities                                              215,788,000     218,298,000

SHAREHOLDERS' EQUITY
Preferred stock, 40,000 shares authorized, none issued                        ---             ---
Common stock, par value $.0001 per share, 53,960,000 shares
  authorized, shares issued and outstanding - 8,262,000 in 2001
  and 8,063,000 in 2000                                                     1,000           1,000
Excess stock, par value $.0001 per share, 16,000,000 shares
  authorized, none issued                                                     ---             ---
Additional paid-in capital                                            120,980,000     119,312,000
Cumulative net income                                                  41,076,000      39,713,000
Cumulative distributions paid                                         (95,664,000)    (91,907,000)
                                                                     ------------    ------------
                                                                       66,393,000      67,119,000
                                                                     ------------    ------------
       Total Liabilities and Shareholders' Equity                    $282,181,000    $285,417,000
                                                                     ============    ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                  Quarter Ended June 30     Six Months Ended June 30
                                -------------------------   -------------------------
                                    2001          2000          2001          2000
                                -----------   -----------   -----------   -----------
OPERATING REVENUE
   Rents and other income       $13,050,000   $12,505,000   $26,175,000   $25,139,000
   Equity in income of
    partnership                      26,000        27,000        57,000        58,000
                                -----------   -----------   -----------   -----------
                                 13,076,000    12,532,000    26,232,000    25,197,000
                                -----------   -----------   -----------   -----------
OPERATING EXPENSES
   Management and leasing
    fees                            702,000       608,000     1,361,000     1,314,000
   Utilities                        605,000       521,000     1,169,000       969,000
   Real estate taxes                988,000       944,000     1,976,000     1,891,000
   Operations and maintenance     1,933,000     1,914,000     3,865,000     3,778,000
   Administrative expenses          594,000       660,000     1,239,000     1,413,000
   Other operating expenses         870,000       741,000     1,759,000     1,362,000
   Depreciation and
    amortization                  2,831,000     2,778,000     5,665,000     5,547,000
                                -----------   -----------   -----------   -----------
                                  8,523,000     8,166,000    17,034,000    16,274,000
                                -----------   -----------   -----------   -----------
INCOME FROM OPERATIONS            4,553,000     4,366,000     9,198,000     8,923,000

   Interest expense               3,857,000     3,875,000     7,839,000     7,806,000
                                -----------   -----------   -----------   -----------
   NET INCOME                   $   696,000   $   491,000   $ 1,359,000   $ 1,117,000
                                ===========   ===========   ===========   ===========
BASIC AND DILUTED EARNINGS
   PER SHARE                          $0.08         $0.06         $0.17         $0.14
                                ===========   ===========   ===========   ===========
WEIGHTED AVERAGE
   Common shares outstanding      8,203,000     7,910,000     8,155,000     7,905,000
                                ===========   ===========   ===========   ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      SIX MONTHS ENDED JUNE 30
                                                                     --------------------------
                                                                        2001           2000
                                                                     -----------    -----------
OPERATING ACTIVITIES:
 Net income                                                          $ 1,359,000    $ 1,117,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                       5,665,000      5,547,000
   Decrease in accounts receivable and accrued revenue                   329,000        765,000
   Increase in prepaid expenses and other assets                      (1,196,000)      (654,000)
   Increase (decrease) in accounts payable and accrued expenses          178,000     (2,189,000)
                                                                     -----------    -----------
    Net Cash Provided by Operating Activities                          6,335,000      4,586,000
                                                                     -----------    -----------
INVESTING ACTIVITIES:
  Acquisitions of and improvements to real estate investments         (3,208,000)    (6,248,000)
                                                                     -----------    -----------
          Net Cash Used in Investing Activities                       (3,208,000)    (6,248,000)
                                                                     -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable                                       ---     26,400,000
  Principal payments on mortgage notes payable                        (1,083,000)      (982,000)
  Net payments on notes payable to banks                              (1,655,000)   (20,577,000)
  Decrease (increase) in mortgage escrow deposits and debt
   issuance costs                                                        453,000       (470,000)
  Cash dividends to shareholders                                      (3,757,000)    (3,558,000)
  Proceeds from issuance of shares of common stock pursuant to
    direct stock purchase, stock option, and stock award plans         1,668,000        905,000
  Purchases of Company's common stock                                        ---       (723,000)
                                                                     -----------   ------------
          Net Cash Used in Financing Activities                       (4,374,000)       995,000
                                                                     -----------   ------------
  Net decrease in cash and cash equivalents                           (1,247,000)      (667,000)

  Cash and cash equivalents at beginning of period                     1,896,000      1,337,000
                                                                     -----------   ------------
          CASH AND CASH EQUIVALENTS
               AT END OF PERIOD                                      $   649,000   $    670,000
                                                                     ===========   ============

  Cash interest payments, net of capitalized interest                $ 8,117,000   $  7,980,000
                                                                     ===========   ============

                 See notes to consolidated financial statements

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 2001

NOTE A -- BASIS OF PRESENTATION

As of June 30, 2001, the Company's real estate portfolio included interests in sixteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-eight of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fourteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the "Company".

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

Operating results for the three-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 2000 Consolidated Financial Statements to conform with the 2001 financial statement presentation.

On June 25, 2001, Sizeler Property Investors, Inc., a Delaware corporation, reincorporated in the state of Maryland. Maryland General Corporate Law recognizes repurchased stock of a corporation as authorized but unissued stock rather than treasury stock. Accordingly, effective June 25, 2001, the par value of treasury stock ($12,661) has been reclassed as a reduction of capital stock issued. The cost of treasury stock in excess of par value has been charged to additional paid-in capital. This change in law as a result of the reincorporation, had no effect on total stockholders' equity.

NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings and improvements. At June 30, 2001, mortgage notes payable totalled approximately $112.1 million. Individual notes ranged from $936,000 to $19.8 million, with fixed rates of interest ranging from 6.85% to 8.63% and maturity dates ranging from September 30, 2001, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $135.4 million at June 30, 2001, with individual property net book values ranging from $2.3 million to $30.1 million.

In July, 2001, the Company refinanced its mortgage note maturing in September, 2001, and bearing an interest rate of 8.63%. The new loan has a principal balance of $3.0 million, matures in 2011 and bears a fixed interest rate of 7.16%.

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

The operating revenues, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three- and six-month periods ended June 30, 2001 and 2000.

                                           QUARTER ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                       -----------------------------   ---------------------------
                                           2001            2000            2001          2000
                                       ------------    ------------    -----------    -----------
Retail:
  Operating Revenue                    $  7,068,000    $  6,815,000    $14,344,000    $13,846,000
  Operating Expenses                     (2,978,000)     (2,749,000)    (5,990,000)    (5,434,000)
                                       ------------    ------------    -----------    -----------
Net Operating Income - Retail          $  4,090,000    $  4,066,000    $ 8,354,000    $ 8,412,000

Apartments:
  Operating Revenue                    $  6,009,000    $  5,717,000    $11,888,000    $11,352,000
  Operating Expenses                     (2,715,000)     (2,639,000)    (5,379,000)    (5,294,000)
                                       ------------    ------------    -----------    -----------
Net Operating Income - Apartments      $  3,294,000       3,078,000    $ 6,509,000    $ 6,058,000

Net Operating Income - Total           $  7,384,000    $  7,144,000    $14,863,000    $14,470,000
  Depreciation                           (2,831,000)     (2,778,000)    (5,665,000)    (5,547,000)
                                       ------------    ------------    -----------    -----------
Income From Operations                 $  4,553,000    $  4,366,000    $ 9,198,000    $ 8,923,000

     Interest Expense                    (3,857,000)     (3,875,000)    (7,839,000)    (7,806,000)
                                       ------------    ------------    -----------    -----------
Net Income                             $    696,000    $    491,000    $ 1,359,000    $ 1,117,000
                                       ============    ============    ===========    ===========

                                                 June 30
                                       ----------------------------
                                           2001            2000
                                       ------------    ------------
Gross Real Estate Investments:
  Retail                               $214,921,000    $208,913,000
  Apartments                            137,950,000     135,605,000
                                       ------------    ------------
                                       $352,871,000    $344,518,000
                                       ============    ============

NOTE E - RELATED PARTY TRANSACTION

In July, 2001 the Company entered into an agreement in principle to acquire Sizeler Real Estate Management Co., Inc. from Sizeler Realty Co., Inc. Sizeler Real Estate Management Co., Inc. has been the third party property manager since 1986. Once the transaction is completed, Sizeler Real Estate Management Co., Inc. will operate as a wholly-owned subsidiary of Sizeler Property Investors, Inc. The acquisition was unanimously approved by all the independent directors at the full Board meeting and is not financially significant to the Company.

NOTE F - SUBSEQUENT EVENTS

On August 1, 2001, the Company sold its Camelot Plaza Shopping Center, located in San Antonio, Texas. The 91,000 s.f. property was originally acquired in 1992 and renovated most recently in 1999 with the addition of a freestanding Walgreen's store. The proceeds from the sale resulted in a net gain of approximately $0.065 per share, on weighted average shares outstanding of 8,155,000, which will be treated for income tax purposes as a reclassification of a portion of the dividend from ordinary income to capital gain. The net cash proceeds from the sale were used to reduce floating rate bank debt and for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

For the three months ended June 30, 2001 total operating revenues increased approximately 4% to $13.1 million, compared to $12.5 million earned for the same period a year ago. The increase in operating revenue was due primarily to continued strong occupancy levels, together with market sustained rent increases and new retail leases, particularly the leasing of a newly developed 44,300 s.f. Publix Supermarket at the Town and Country Power Shopping Center in Palatka, Florida, which opened for business in August, 2000. At June 30, 2001, retail and apartment properties were 92% and 99% leased, respectively, generating operating revenues of $7.1 million and $6.0 million, respectively. Increased second quarter revenues were partially offset by increased operating costs, in particular utilities, real estate taxes and property insurance costs, which increased a total of $266,000 over the prior year. Net operating income totaled $7.4 million for the three months ended June 30, 2001 compared to $7.1 million earned for the same period a year ago.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

For the six months ended June 30, 2001 total operating revenues increased approximately 4% to $26.2 million, compared to $25.2 earned for the same period of 2000. Consistent with the quarterly results, operating revenues increased due to consistently high occupancy levels for both the retail centers and apartments, together with market sustained rent increases and new retail leases, particularly the leasing of a newly developed 44,300 s.f. Publix Supermarket at the Town and Country Power Shopping Center in Palatka, Florida, which opened for
business in August, 2000.   Operating revenue for retail centers and apartments
was $14.3 million and $11.9 million, respectively. Revenue growth over the first six months was partially offset by increased operating costs, in particular utilities, real estate taxes and insurance costs, which increased a total of $496,000 over the prior year. Net operating income for the six months ended June 30, 2001 totaled $14.9 million, compared to $14.5 million earned a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At June 30, 2001, the Company had $649,000 in cash and cash equivalents and $50 million in committed bank lines of credit facilities, of which approximately $16 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities increased $1.7 million in 2001 compared to the same period in 2000. The increase was principally attributable to an increase in net income and short-term payables, partially offset by an increase in prepaid insurance costs in 2001.

Net cash flows used in investing activities decreased approximately $3.0 million in 2001 from 2000, primarily attributable to decreased development activities.

Net cash flows used in financing activities increased $5.4 million in 2001 from 2000 due to (i) no new mortgage financings being completed in the first half of 2001 as compared to the prior year's issuance of mortgage notes payable totaling $26.4 million and the subsequent paydown of notes payable to banks, mortgage notes payable and related debt issuance costs; (ii) increased cash dividends to shareholders of $199,000; (iii) increase in cash proceeds of approximately $763,000 from the issuance of common stock pursuant to the direct stock purchase and dividend reinvestment plan; and (iv) pursuant to the company's stock repurchase program initiated in 1995, the Company repurchased 90,000 fewer shares than in 2000, at an approximate cost of $723,000.

As of June 30, 2001, fourteen of the Company's properties, comprising approximately 49% of its gross investment in real estate, were subject to a total of $112.1 million in mortgage obligations, all of which are long-term, non-recourse and bear fixed rates of interest for fixed terms. The remaining sixteen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, as well as other factors. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. Additionally, in 2001, a portion of the dividend will include capital gain from the sale of a property completed during the third quarter of the year. The Board of Directors, on August 9, 2001, declared a cash dividend of $0.23 per share for the period April 1, 2001 through June 30, 2001, payable on September 6, 2001 to shareholders of record as of August 27, 2001.

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

                                                                 QUARTER ENDED JUNE 30
                                             ---------------------------------------------------------
                                                        2001                            2000
                                             ------------------------          -----------------------
                                               ($000)         SHARES            ($000)         SHARES
                                             ---------       --------          --------       --------
NET INCOME                                     $  696          8,203            $  491          7,910
     Additions:
        Depreciation                            2,831                            2,778
        Partnership depreciation                    9                                9
     Deductions:
        Minority depreciation                      13                               13
        Amortization costs                        156                              140
                                              -------         ------           -------         ------
FUNDS FROM OPERATIONS - BASIC                  $3,367          8,203            $3,125          7,910
                                              =======         ======           =======         ======

                                                              SIX MONTHS ENDED JUNE 30
                                             ---------------------------------------------------------
                                                        2001                            2000
                                             ------------------------          -----------------------
                                               ($000)         SHARES            ($000)         SHARES
                                             ---------       --------          --------       --------
NET INCOME                                      $1,359         8,155             $1,117          7,905
     Additions:
        Depreciation                             5,665                            5,547
        Partnership depreciation                    17                               17
     Deductions:
        Minority depreciation                       25                               25
        Amortization costs                         314                              282
                                               -------        ------            -------         ------
FUNDS FROM OPERATIONS - BASIC                   $6,702         8,155             $6,374          7,905
                                               =======        ======            =======         ======

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 2000. There have been no material changes during the first six months of 2001.


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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At the Company's Annual Meeting of Shareholders, initially held on May 11, 2001 and adjourned to May 21, 2001, the following matters were submitted for voting by the shareholders:

      1) Proposal to reincorporate the Company as a Maryland corporation by merger of the Company into a newly formed wholly-owned subsidiary of the Company incorporated in Maryland - The shareholders approved the proposal with 4,150,792 votes for, 1,380,550 votes against and 38,089 abstentions.

      2) Election of Directors- The shareholders re-elected J. Terrell Brown, Harold B. Judell and Richard L. Pearlstone to serve until the Annual Meeting of Shareholders of 2004, or until their successors are duly elected and qualified (the terms of Francis L. Fraenkel, Sidney W. Lassen, Thomas A. Masilla, Jr., James W. McFarland and Theodore H. Strauss continued after the meeting).



                                   VOTES      VOTES
DIRECTORS                           FOR      WITHHELD
------------------------------   ---------   --------
      J. Terrell Brown           7,575,979    201,926
      Harold B. Judell           7,539,106    238,799
      Richard L. Pearlstone      7,583,030    194,875

ITEM 5.  OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits
          None

      (b)  Reports on Form 8-K

          On June 26, 2001, the Company filed a Current Report on form 8-K dated June 25, 2001 with respect to its reincorporation from the state of Delaware to the state of Maryland. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

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


                              SIZELER PROPERTY INVESTORS, INC.
                              -------------------------------
                                           (Registrant)


                              By: /s/ Robert A. Whelan
                                  ---------------------------------------
                                  Robert A. Whelan
                                  Chief Financial Officer



Date: August 10, 2001