Form 10-Q
period 2001-09-30
SIZELER PROPERTY INVESTORS INC
filed 2001-11-13
CIK 805419

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  -----------

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

            For the quarterly period ended      SEPTEMBER 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to

                   Commission file number             1-9349

                       SIZELER PROPERTY INVESTORS, INC.
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)

        MARYLAND                                              72-1082589
---------------------------                           --------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


  2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                     70062
----------------------------------------------            --------------------
   (Address of principal executive offices)                    (Zip code)

    Registrant's telephone number, including area code:     (504) 471-6200


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

     8,420,000 shares of Common Stock ($.0001 Par Value) were outstanding as of November 9, 2001.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                PAGE
                                                                                ----
Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                       3
                  Consolidated Statements of Income                                 4
                  Consolidated Statements of Cash Flows                             5
                  Notes to Consolidated Financial Statements                    6 - 7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8 - 11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk       11

Part II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                11

         Item 2.  Changes in Securities                                            11

         Item 3.  Defaults upon Senior Securities                                  11

         Item 4.  Submission of Matters to a Vote of Security Holders              11

         Item 5.  Other Information                                                11

         Item 6.  Exhibits and Reports on Form 8-K                                 11

SIGNATURE                                                                          12



                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements
               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     September 30     December 31
                                                                         2001            2000
     ASSETS                                                          (Unaudited)      (Audited)
                                                                     ------------    ------------
Real estate investments (Note A):
  Land                                                               $ 52,502,000    $ 52,461,000
  Buildings and improvements, net of accumulated depreciation
    of $83,980,000 in 2001 and $76,727,000 in 2000                    211,094,000     219,571,000
  Investment in real estate partnership                                   907,000         916,000
                                                                     ------------    ------------
                                                                      264,503,000     272,948,000

Cash and cash equivalents                                               1,695,000       1,896,000
Accounts receivable and accrued revenue, net of allowance for
  doubtful accounts of $211,000 in 2001 and $331,000 in 2000            1,835,000       2,035,000
Prepaid expenses and other assets                                       8,577,000       8,538,000
                                                                     ------------    ------------

       Total Assets                                                  $276,610,000    $285,417,000
                                                                     ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage notes payable (Note C)                                      $111,776,000    $113,163,000
Notes payable                                                          31,512,000      35,716,000
Accounts payable and accrued expenses                                   3,874,000       6,701,000
Tenant deposits and advance rents                                         888,000         840,000
                                                                     ------------    ------------
                                                                      148,050,000     156,420,000
Convertible subordinated debentures                                    61,878,000      61,878,000
                                                                     ------------    ------------
       Total Liabilities                                              209,928,000     218,298,000

SHAREHOLDERS' EQUITY
Preferred stock, 40,000 shares authorized, none issued                        ---             ---
Common stock, par value $.0001 per share, 53,960,000 shares
  authorized, shares issued and outstanding - 8,368,000 in 2001
  and 8,063,000 in 2000                                                     1,000           1,000
Excess stock, par value $.0001 per share, 16,000,000 shares
  authorized, none issued                                                     ---             ---
Additional paid-in capital                                            121,917,000     119,312,000
Cumulative net income                                                  42,336,000      39,713,000
Cumulative distributions paid                                         (97,572,000)    (91,907,000)
                                                                     ------------    ------------
                                                                       66,682,000      67,119,000
                                                                     ------------    ------------

       Total Liabilities and Shareholders' Equity                    $276,610,000    $285,417,000
                                                                     ============    ============

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)

                                      Quarter Ended                Nine Months Ended
                                      September 30                   September 30
                                -------------------------      -------------------------
                                    2001          2000             2001          2000
                                -----------   -----------      -----------   -----------
OPERATING REVENUE
   Rents and other income       $13,048,000   $13,056,000      $39,223,000   $38,196,000
   Equity in income of
    partnership                      22,000        28,000           79,000        86,000
                                -----------   -----------      -----------   -----------
                                 13,070,000    13,084,000       39,302,000    38,282,000
                                -----------   -----------      -----------   -----------
OPERATING EXPENSES
   Management and leasing
    fees                            665,000       639,000        2,025,000     1,954,000
   Utilities                        556,000       687,000        1,725,000     1,656,000
   Real estate taxes                972,000       953,000        2,948,000     2,843,000
   Operations and maintenance     2,081,000     2,017,000        5,946,000     5,795,000
   Administrative expenses          673,000       770,000        1,912,000     2,183,000
   Other operating expenses         811,000       681,000        2,571,000     2,043,000
   Depreciation and amortization  2,816,000     2,786,000        8,481,000     8,333,000
                                -----------   -----------      -----------   -----------
                                  8,574,000     8,533,000       25,608,000    24,807,000
                                -----------   -----------      -----------   -----------

INCOME FROM OPERATIONS            4,496,000     4,551,000       13,694,000    13,475,000

   Interest expense               3,742,000     4,031,000       11,581,000    11,838,000
                                -----------   -----------      -----------   -----------

NET INCOME BEFORE GAIN ON
   SALE OF REAL ESTATE              754,000       520,000        2,113,000     1,637,000

   Gain on sale of real
    estate                          506,000           ---          506,000           ---
                                -----------   -----------      -----------   -----------

NET INCOME                      $ 1,260,000   $   520,000      $ 2,619,000   $ 1,637,000
                                ===========   ===========      ===========   ===========

BASIC AND DILUTED EARNINGS
   PER SHARE                    $      0.15   $      0.07      $      0.32   $      0.21
                                ===========   ===========      ===========   ===========

WEIGHTED AVERAGE
   Common shares outstanding      8,299,000     7,964,000        8,204,000     7,925,000
                                ===========   ===========      ===========   ===========

                See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                             Nine Months Ended September 30
                                                                             ------------------------------
                                                                                 2001            2000
                                                                             ------------    ------------
OPERATING ACTIVITIES:
 Net income                                                                   $ 2,619,000    $  1,637,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                8,481,000       8,333,000
   Gain from sale of real estate                                                 (506,000)            ---
   Decrease in accounts receivable and accrued revenue                            173,000         402,000
   Increase in prepaid expenses and other assets                               (1,161,000)       (356,000)
   Decrease in accounts payable and accrued expenses                           (2,739,000)     (1,045,000)
                                                                              -----------    ------------
    Net Cash Provided by Operating Activities                                   6,867,000       8,971,000
                                                                              -----------    ------------

INVESTING ACTIVITIES:
 Acquisitions of and improvements to real estate investments                   (4,577,000)     (8,521,000)
 Net proceeds from sale of real estate                                          5,825,000             ---
                                                                              -----------    ------------
    Net Cash Provided by (Used in) Investing Activities                         1,248,000      (8,521,000)
                                                                              -----------    ------------
FINANCING ACTIVITIES:
 Proceeds from mortgage notes payable                                                 ---      26,400,000
 Principal payments on mortgage notes payable                                  (1,387,000)     (1,429,000)
 Net payments on notes payable to banks                                        (4,204,000)    (20,879,000)
 Decrease (increase) in mortgage escrow deposits and debt issuance costs          335,000        (487,000)
 Cash dividends to shareholders                                                (5,665,000)     (5,389,000)
 Proceeds from issuance of shares of common stock pursuant to
  direct stock purchase, stock option, and stock award plans                    2,605,000       1,377,000
 Purchases of Company's common stock                                                  ---        (723,000)
                                                                              -----------    ------------
    Net Cash Used in Financing Activities                                      (8,316,000)     (1,130,000)
                                                                              -----------    ------------

 Net decrease in cash and cash equivalents                                       (201,000)       (680,000)

 Cash and cash equivalents at beginning of period                               1,896,000       1,337,000
                                                                              -----------    ------------

            CASH AND CASH EQUIVALENTS
               AT END OF PERIOD                                               $ 1,695,000    $    657,000
                                                                              ===========    ============
  Cash interest payments, net of capitalized interest                         $13,009,000    $ 13,282,000
                                                                              ===========    ============

                See notes to consolidated financial statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2001

NOTE A -- BASIS OF PRESENTATION

As of September 30, 2001, the Company's real estate portfolio included interests in fifteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-seven of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other thirteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the "Company".

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

Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated balance sheet at December 31, 2000, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 2000 Consolidated Financial Statements to conform with the 2001 financial statement presentation.

NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings and improvements. At September 30, 2001, mortgage notes payable totalled approximately $111.8 million. Individual notes ranged from $934,000 to $19.5 million, with fixed rates of interest ranging from 6.85% to 8.25% and maturity dates ranging from May 1, 2008, to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $134.3 million at September 30, 2001, with individual property net book values ranging from $2.2 million to $29.8 million.

In July, 2001, the Company refinanced a mortgage note maturing in September, 2001, and bearing an interest rate of 8.63%. The new loan has a principal balance of $3.0 million, matures in 2011 and bears a fixed interest rate of 7.16%.

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

The operating revenues, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three- and nine-month periods ended September 30, 2001 and 2000.


                                        Quarter Ended September 30      Nine Months Ended September 30
                                       -----------------------------   --------------------------------
Retail:                                    2001            2000              2001             2000
                                       ------------    ------------       -----------      -----------
  Operating Revenue                    $  7,012,000    $  7,167,000       $21,356,000      $21,015,000
  Operating Expenses                     (2,566,000)     (2,519,000)       (7,935,000)      (7,246,000)
                                       ------------    ------------       -----------      -----------
Net Operating Income - Retail          $  4,446,000    $  4,648,000       $13,421,000      $13,769,000

Apartments:
  Operating Revenue                    $  6,058,000    $  5,916,000       $17,946,000      $17,267,000
  Operating Expenses                     (2,519,000)     (2,457,000)       (7,280,000)      (7,045,000)
                                       ------------    ------------       -----------      -----------
Net Operating Income - Apartments      $  3,539,000       3,459,000       $10,666,000      $10,222,000

Net Operating Income - Total           $  7,985,000    $  8,107,000       $24,087,000      $23,991,000

  Administrative expenses                  (673,000)       (770,000)       (1,912,000)      (2,183,000)
  Depreciation                           (2,816,000)     (2,786,000)       (8,481,000)      (8,333,000)
                                       ------------    ------------       -----------      -----------
Income From Operations                 $  4,496,000    $  4,551,000       $13,694,000      $13,475,000
                                       ============    ============       ===========      ===========


                                               September 30
                                       ----------------------------
                                           2001            2000
                                       ------------    ------------
Gross Real Estate Investments:
  Retail                               $210,007,000    $211,556,000
  Apartments                            138,476,000     136,148,000
                                       ------------    ------------
                                       $348,483,000    $347,704,000
                                       ============    ============


NOTE E -- RELATED PARTY TRANSACTION

In October, 2001 the Company completed the acquisition of Sizeler Real Estate Management Co., Inc. from Sizeler Realty Co., Inc. Sizeler Real Estate Management Co., Inc. has been the third party property manager since 1986 and will operate as a wholly-owned subsidiary of Sizeler Property Investors, Inc. The acquisition was unanimously approved by all the independent directors at the full Board meeting. In accordance with accounting requirements, any difference between the net asset valuation of the acquired assets and the total of the purchase price plus acquisition costs will be a nonrecurring charge to operations in the fourth quarter of 2001. Information on Sizeler Realty Co., Inc. and Sizeler Real Estate Management Co., Inc. can be found in the Company's previously filed Form 10-K's and proxy statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total operating revenues were approximately $13.1 million for the three month periods ended September 30, 2001 and 2000. At September 30, 2001, retail and apartment properties were 92% and 97% leased, respectively, generating operating revenues of $7.0 million and $6.1 million, respectively. Third quarter operating costs increased modestly over the 2000 level, principally due to increased insurance costs. Net operating income approximated $8.0 million for the three months ended September 30, 2001 and 2000.

On August 1, 2001, the Company sold its Camelot Plaza Shopping Center, located in San Antonio, Texas. The 91,000 s.f. property was originally acquired in 1992 and renovated most recently in 1999 with the addition of a freestanding Walgreen's store. The proceeds from the sale resulted in a net gain of approximately $506,000, which will be treated for income tax purposes as a reclassification of a portion of the dividend from ordinary income to capital gain. The net cash proceeds from the sale were used to reduce floating rate bank debt and for general corporate purposes.

Interest expense for the three months ended September 30, 2001 decreased $289,000 from the prior year. The reduction in interest expense was the result of the combination of lower interest rates paid by the Company and the reduced level of the Company's floating rate bank debt.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

For the nine months ended September 30, 2001 total operating revenues increased approximately $1.0 million or 3% to $39.3 million, compared to $38.3 earned for the same period of 2000. Operating revenues increased due to consistently high occupancy levels for both the retail shopping centers and apartment properties, together with market sustained rent increases and new retail leases, particularly the leasing of a newly developed 44,300 s.f. Publix Supermarket at the Town and Country Power Shopping Center in Palatka, Florida, which opened for
business in August, 2000.   Operating revenue for retail shopping centers and
apartment properties was $21.4 million and $17.9 million, respectively. Revenue growth over the first nine months was partially offset by increased operating costs, in particular utilities, real estate taxes and insurance costs. Net operating income for the nine months ended September 30, 2001 totaled $24.1 million, compared to $24.0 million earned a year ago.

Interest expense for the nine months ended September 30, 2001 decreased $257,000 from the prior year. The reduction in interest expense was the result of the combination of lower interest rates paid by the Company and the reduced level of the Company's floating rate bank debt.


LIQUIDITY AND CAPITAL RESOURCES

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At September 30, 2001, the Company had $1,695,000 in cash and cash equivalents and $50 million in committed bank lines of credit facilities, of which approximately $18.5 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities decreased $2.1 million in 2001 compared to the same period in 2000. The decrease was principally attributable to a decrease in short-term payables and an increase in prepaid insurance costs in 2001.

Net cash flows provided by investing activities increased approximately $9.8 million in 2001 from 2000, primarily attributable to the sale of one of the Company's shopping centers as discussed above. Total net cash provided by investing activities totaled $1.2 million during the nine months ended September 30, 2001. Comparatively, cash flows used in the acquisition of and improvement to real estate investments in the prior year, totaled $8.5 million, due in part to the development of the 44,300 s.f. Publix Supermarket at the Company's Town and Country Shopping Center in Palatka, Florida.

Net cash flows used in financing activities increased $7.2 million in 2001 from 2000 due to (i) no new mortgage financings being completed in the first nine months of 2001 as compared to the prior year's issuance of mortgage notes payable totaling $26.4 million and the subsequent paydown of notes payable to banks, mortgage notes payable and related debt issuance costs; (ii) increased cash dividends to shareholders of $276,000; (iii) increase in cash proceeds of approximately $1.2 million from the issuance of common stock pursuant to the direct stock purchase and dividend reinvestment plan; and (iv) pursuant to the company's stock repurchase program initiated in 1995, the Company repurchased 90,000 fewer shares than in 2000, at an approximate cost of $723,000.

As of September 30, 2001, fourteen of the Company's properties, comprising approximately 50% of its gross investment in real estate, were subject to a total of $111.8 million in mortgage obligations, all of which are long-term, non-recourse and bear fixed rates of interest for fixed terms. The remaining fifteen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, as well as other factors. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. Additionally, in 2001, a portion of the dividend will include capital gain from the sale of a property completed during the third quarter of the year. The Board of Directors, on November 8, 2001, declared a cash dividend of $0.23 per share for the period July 1, 2001 through September 30, 2001, payable on December 6, 2001 to shareholders of record as of November 27, 2001.

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

                                                                  Quarter Ended September 30
                                      -----------------------------------------------------------------------------
                                                 2001                                            2000
                                      -----------------------------                  ------------------------------
                                       ($000)                Shares                    ($000)               Shares
                                      --------              -------                  ---------              -------
NET INCOME                             $ 1,260                8,299                     $  520                7,964
   Additions:
      Depreciation                       2,816                                           2,786
      Partnership depreciation               9                                               9
   Deductions:
      Minority depreciation                 13                                              13
      Gain on sale of real estate          506                                             ---
      Amortization costs                   159                                             148
                                      --------              -------                  ---------              -------
                                       $ 3,407                8,299                     $3,154                7,964
                                      ========              =======                  =========              =======

                                                             Nine Months Ended September 30
                                      -----------------------------------------------------------------------------
                                                 2001                                            2000
                                      -----------------------------                  ------------------------------
                                       ($000)                Shares                    ($000)               Shares
                                      --------              -------                  ---------              -------
NET INCOME                             $ 2,619                8,204                     $1,637                7,925
   Additions:
      Depreciation                       8,481                                           8,333
      Partnership depreciation              26                                              26
   Deductions:
      Minority depreciation                 38                                              37
      Gain on sale of real estate          506                                             ---
      Amortization costs                   473                                             431
                                      --------              -------                  ---------              -------
FUNDS FROM OPERATIONS - BASIC          $10,109                8,204                     $9,528                7,925
                                      ========              =======                  =========              =======


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


FUTURE RESULTS

This Form 10-Q and other documents prepared and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties;
(c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company's properties; (h) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (i) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (j) increases in interest rates; (k) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (l) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 2000. There have been no material changes during the first nine months of 2001.


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

           None

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SIZELER PROPERTY INVESTORS, INC.
                              -------------------------------
                                       (Registrant)


                              By: /S/ ROBERT A. WHELAN
                                  ------------------------
                                      Robert A. Whelan
                                  Chief Financial Officer



Date: November 12, 2001