Form 10-K405
period 2001-12-31
SIZELER PROPERTY INVESTORS INC
filed 2002-03-29
CIK 805419

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001        Commission File Number 1-9349

                        SIZELER PROPERTY INVESTORS, INC.
             (Exact name of registrant, as specified in its charter)

              Maryland                                      72-1082589
   (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

         2542 Williams Blvd.                                   70062
         Kenner, Louisiana                                   (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (504) 471-6200

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
 Common Stock, $.0001 par value                  New York Stock Exchange
  8% Convertible Subordinated
      Debentures, due 2003                       New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of the Registration S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)
                                              -
The aggregate market value of voting stock held by non-affiliates of the registrant was $108,995,000 at March 4, 2002.

The number of shares of common stock outstanding at March 4, 2002, was 12,475,410.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders to be held in May 2002 are incorporated by reference in Part III of this report.

                                     PART I

Item 1.  Business

The Company

Sizeler Property Investors, Inc. (the "Company") was organized as a Delaware corporation with perpetual existence on October 28, 1986. In May 2001, shareholders approved a proposal, reincorporating the Company as a Maryland corporation by merger of the Company into a newly formed wholly-owned subsidiary of the Company incorporated in Maryland.

The Company is a self-administered, in that it provides its own investment and administrative services internally, and self-managed, in that it provides property management services internally, real estate investment trust (REIT), which focuses on income producing retail shopping centers and apartment communities in the gulf-coast region of the southeastern United States. At December 31, 2001, the Company's investment portfolio included interests in three enclosed shopping malls, three power shopping centers, nine community shopping centers, and fourteen apartment communities. The properties are located in Louisiana (15), Florida (10), and Alabama (4). Leaseable area of the retail properties totalled approximately 2.6 million s.f. and the apartment communities contained 3,398 units. At December 31, 2001, the Company's retail and apartment properties were approximately 91% and 95% leased, respectively. The Company defines "leased" as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments.

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

Investment Objective and Strategic Plan

Sizeler's primary objective is to increase shareholder value through an effective value-added asset management program which emphasizes increasing funds from operations, the appreciation of property values and the selective development of new properties.

The Company owns approximately 93 acres of land in proximity or adjacent to existing properties which is available for development. In 2002, the Company anticipates the commencement of development of the second phase of the Governors Gate apartment community in Pensacola, Florida and a new apartment community in proximity to North Shore Square Mall in Slidell, Louisiana, totalling approximately 350 units. The current estimated cost of these new developments is approximately $25 million. The Company may also make selective property acquisitions and participate with other entities in property ownership, through joint ventures or other types of co-ownership.

The Company's strategy for growth is to (1) control and develop sites in proximity or adjacent to existing properties in our targeted geographic markets;
(2) improve the operating performance of our properties through effective and efficient leasing and management programs; (3) implement programs of redevelopment or expansion of certain properties; and (4) acquire shopping center and apartment properties in the strongest submarkets within our targeted geographic markets.

Sizeler Property Investors, Inc. has a general goal of balancing its portfolio between retail shopping centers and apartment communities. The Company believes its investment in both retail shopping centers and apartment communities, which provide basic necessary services for everyday living, generates a stable revenue stream that reduces exposure to economic downturns. At December 2001, approximately 60% of the portfolio consisted of investments in retail properties (which accounted for approximately 55% of total revenues) and 40% consisted of investments in apartment communities (which accounted for approximately 45% of total revenues).

The Company believes its regional concentration and substantial knowledge of the markets in which it operates affords a competitive advantage in the identification of real estate trends and investment opportunities within these markets.

This advantage should enhance the Company's overall strategy to increase cash flow and portfolio value through:


..  Maximizing rental income by achieving an optimum level of rental rates and occupancy levels;
..  Operating properties in a cost-effective manner;
..  Renovating properties in order to maintain and improve our competitive position and performance in the marketplace; and .. Assessing the most cost-effective sources of capital to finance properties.

Numerous factors are considered in the evaluation of potential real estate investments including, but not limited to, the following:

..  Acquisition and/or development cost and initial cash flow in relation to yield objective;
..  The presence of or proximity to potential environmental issues;
..  Current and historical occupancy levels;
..  Current and historical sales levels of retail tenants;
..  Other characteristics of existing tenants, including credit-worthiness;
.. The potential to increase cash flow through effective property management; .. Geographic area and demographic profile;
..  Property size and composition of tenants;
..  Availability of financing, including the possibility of assuming existing financing or the potential for refinancing;
.. Condition, quality of design, construction and other physical attributes; .. Level of real property taxes and property insurance and the ability to pass through these costs to tenants;
..  Current and expected economic environment of local and regional real estate markets;
..  Anticipated future treatment under applicable federal, state and local tax laws and regulations; and
..  Potential for appreciation in value.

The Company holds its properties as long-term investments and has no maximum holding period, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions so require, but it does not presently intend to make loans other than in connection with such transactions. The Company has no present intention of underwriting securities of other issuers. The strategies and policies set forth above were determined and are subject to review by the Company's Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of the Company's assets, capital and credit market conditions, and other relevant factors. The Company provides annual reports to its stockholders, which contain financial statements audited by the Company's independent public accountants.

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

The executive officers of the Company are as follows:

         Name                      Age                   Position(s) with the Company
         ----                      ---                   ----------------------------
Sidney W. Lassen.................   67    Chairman of the Board and Chief Executive Officer
Thomas A. Masilla, Jr............   55    Vice Chairman of the Board, President, and Principal Operating Officer
Robert A. Whelan.................   34    Chief Financial Officer
James W. Brodie..................   33    Secretary and Vice President of Acquisition and Development

Sidney W. Lassen has served as Chairman of the Board and Chief Executive Officer since the Company's inception in 1986, and has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties for over 40 years. Mr. Lassen previously served as a trustee of the International Council of Shopping Centers, the national association for the shopping center industry, and as Chairman, President, and Chief Executive Officer of Hibernia National Bank and Hibernia Corporation. He is also Chairman of the Board and Chief Executive Officer of Sizeler Realty Co., Inc. and serves as a Director of Hibernia Corporation. Mr. Lassen also serves on the Board of Administrators of Tulane University and is Chairman of both the Finance and Bond Committee and the Real Estate Committee of the Board of Administrators of Tulane University.

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

Mr. Whelan joined the management team as Chief Financial Officer in May 1999 and was a real estate consultant with Ernst & Young/Kenneth Leventhal Real Estate Group prior to joining the Company. Mr. Whelan has extensive experience in acquisition, disposition, management, financing, and auditing of real estate properties.

Mr. Brodie has served as Vice-President since 1991 and secretary since 1999. He has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties since he joined the company in May 1989.

Property Management

On October 5, 2001, the Company became self-managed as a result of the acquisition of Sizeler Real Estate Management Co., Inc. (the "Management Company") from Sizeler Realty Co., Inc. The Management Company had been property manager since the inception of the Company in 1986. As a result of the transaction, the Management Company will operate as a wholly-owned subsidiary of the Company. The transaction was approved unanimously by the Company's Board of Directors, after receiving the advice of a committee of independent directors and a fairness opinion from an independent financial advisor.

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

Nine of the Company's properties, comprising approximately 41% of its investment portfolio, are located in Florida. The Florida economy was historically dominated by farming; however, in recent years it has greatly expanded into other economic sectors. While the state still leads the southeast in farm income, tourism is the leading economic sector. Construction, software production, manufacturing and health technology also contribute heavily to the Florida economy.

To diversify its portfolio and reduce the risks of geographic concentration and economic dependency on a primary industry, the Company began a program in 1988 of acquiring properties in other states in the Gulf South region. As of the date of this filing, the Company has properties in Louisiana (46%), Florida (41%), and Alabama (13%).

Item 2.  Properties

As of December 31, 2001, the Company's real estate portfolio included interest in fifteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-seven of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of the Company. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other thirteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships are referred to collectively as the "Company". Fourteen of the Company's properties were subject to mortgage loans at December 31, 2001.

In the opinion of Management, all of the Company's properties are well maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance.

The following table sets forth certain information concerning the Company's real estate investments as of December 31, 2001:

                                                                                                       Percent
                                                                         Gross Leasable Area          Leased (c)
                                        Year (s)          Year (s)        in Square Feet or          December 31
                                                                                                     -----------
Description                             Completed         Renovated         Rentable Units           2001    2000
-----------                             ---------         ---------         --------------           ----    ----
Regional Enclosed Malls (3)
---------------------------
  Hammond Square                          1978           1992, 1995             361,000                87%      88%
    (Hammond, Louisiana)                                                        431,000(a)
  North Shore Square                      1986           1995, 2001             355,000                98%      98%
    (Slidell, Louisiana)                                                        623,000(a)
  Southland Mall                       1970, 1981              1994             431,000                93%      95%
    (Houma, Louisiana)                                                          585,000(a)
Power Shopping Centers (3)
--------------------------
  Lantana Plaza                           1992                 1999             274,000                98%      98%
    (Palm Beach County, Florida)
  Town & Country                          1989                 2000             199,000                82%      82%
    (Palatka, Florida)
  Westward                             1961, 1990        1995, 2000             221,000                78%      98%
    (W. Palm Beach, Florida)
Community Shopping Centers (9)
------------------------------
  Airline Park                            1973           1986, 2001              54,000                92%      61%
    (Metairie, Louisiana)
  Azalea Gardens                          1950                 1986              45,000               100%     100%
    (Jefferson, Louisiana)
  Colonial                                1967           1987, 1999              45,000               100%     100%
    (Harahan, Louisiana)
  Gonzales Plaza                          1989                  ---              73,000                29%      29%
    (Gonzales, Louisiana)                                                       290,000(a)
  Rainbow Square                          1986                 2001              75,000                99%      99%
    (Dunnellon, Florida)                                                        117,000(a)
  Southwood (b)                           1986                 2001              40,000               100%     100%
    (Gretna, Louisiana)
  Weeki Wachee Village                    1987                 2000              82,000                92%      86%
    (Weeki Wachee, Florida)
  Westgate                                1964           1987, 2001             208,000                98%      98%
    (Alexandria, Louisiana)
  Westland                                1966           1990, 1999             109,000                99%      99%
    (Kenner, Louisiana)                                                      ----------               ----     ----
                                                                              2,572,000                91%      92%
                                                                             ==========               ====     ====

Apartment Communities (14)
-------------------------
  Bel Air                              1968, 1974            ---               202 units               94%      94%
    (Mobile, Alabama)
  Bryn Mawr                               1991              1999               240 units               99%      99%
    (Naples, Florida)
  Colonial Manor                          1967              1994                48 units              100%      98%
    (Harahan, Louisiana)
  Garden Lane                          1966, 1971           1999               262 units               98%      98%
    (Gretna, Louisiana)
  Georgian                                1951              1993               135 units               93%     100%
    (New Orleans, Louisiana)
  Governors Gate                          1999               ---               240 units               98%      92%
    (Pensacola, Florida)
  Hampton Park                            1977              1995               300 units               94%      95%
    (Mobile, Alabama)
  Jamestown Estates                       1972               ---               177 units               98%      98%
    (Pensacola, Florida)
  Lafayette Square                      1969-1972        1995, 1999            675 units               90%      96%
    (Mobile, Alabama)
  Lakeview Club                           1992               ---               443 units               96%     100%
    (Ft. Lauderdale, Florida)
  Magnolia Place                          1984               ---               148 units               96%      92%
    (New Iberia, Louisiana)
  Pine Bend                               1979               ---               152 units               96%      95%
    (Mobile, Alabama)
  Steeplechase                            1982               ---               192 units               95%      96%
    (Lafayette, Louisiana)
  Woodcliff                               1977              1999               184 units               97%      95%
    (Pensacola, Florida)                                                     -----------              ----     ----
                                                                             3,398 units               95%      97%
                                                                             ===========              ====     ====

(a) The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. Hammond Square and Southland Mall have stores owned by Dillard Department Stores, Inc., comprising 70,000 s.f. and 154,000 s.f. of space, respectively; North Shore Square Mall has stores owned by Dillard Department Stores, Inc. comprising 116,000 s.f. and 77,000 s.f. of space, and Mervyn's comprising 75,000 s.f. of space; Gonzales Plaza and Rainbow Square Shopping Centers have stores owned by Wal-Mart Stores, Inc., comprising 217,000 s.f. and 42,000 s.f. of space, respectively.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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

                                                                      Dividends
                                                 High         Low        Paid
                                                 ----         ---        ----
   2001
   ----
   1st Quarter..............................    $ 8.82      $ 6.94      $0.23
   2nd Quarter..............................      9.76        8.31       0.23
   3rd Quarter..............................     10.33        8.60       0.23
   4th Quarter..............................     10.00        8.50       0.23

   2000
   ----
   1st Quarter..............................    $ 8.56      $ 6.38      $0.22
   2nd Quarter..............................      7.81        6.44       0.23
   3rd Quarter..............................      8.50        7.38       0.23
   4th Quarter..............................      7.88        6.88       0.23

As of March 4, 2002, there were 684 individually listed owners of record of the Company's shares. Approximately 91% of the Company's outstanding shares are held in nominee name by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

The Company has paid dividends in each quarter since its inception as a publicly owned company in 1987, with a cumulative total of approximately $100 million paid to shareholders over this time period.

Under the REIT rules of the Internal Revenue Code, the Company must pay at least 90% of its ordinary taxable income as dividends in order to avoid taxation as a regular corporation. The declaration of dividends is a discretionary decision of the Board of Directors and depends upon the Company's funds from operations, financial requirements, tax considerations, and other factors. A portion of the Company's dividends paid may be deemed capital gain income, a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividend.

The federal income tax status of dividends per share paid for each of the five years ended December 31 was as follows:

                              2001      2000      1999      1998        1997
                             -----     -----     -----     -----       -----
   Ordinary Income           $0.54     $0.54     $0.54     $0.62       $0.54
   Return of Capital          0.30      0.37      0.34      0.27 (a)    0.34
   Capital Gain               0.08       ---       ---       ---         ---
                             -----     -----     -----     -----       -----
       Total                 $0.92     $0.91     $0.88     $0.89       $0.88
                             =====     =====     =====     =====       =====

         (a) Includes a $0.01 per share distribution for the redemption of stock purchase rights in connection with the Company's adoption of a replacement shareholder rights plan.

The Company has a dividend reinvestment plan pursuant to which the Company's shareholders of record may use their dividends to purchase additional shares. The Company has reserved shares for issuance under plan and may also direct the agent to acquire additional shares through open market purchases for issuance pursuant to the plan.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data (in thousands, except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein:

                                                                            Year Ended December 31
                                                       --------------------------------------------------------------------

OPERATING DATA/(1)/                                       2001          2000          1999          1998          1997
                                                       -----------   -----------   -----------   -----------   ------------
   Operating Revenue
     Rents and other income                            $    52,458   $    51,324   $    49,848   $    47,680   $   46,349
     Equity in income of partnership                            98           117           121           111           94
                                                       -----------   -----------   -----------   -----------   -----------
                                                            52,556        51,441        49,969        47,791       46,443
   Operating Expenses/(2)/                                 (35,619)      (33,263)      (32,604)      (30,481)     (29,280)
                                                       -----------   -----------   -----------   -----------   -----------
   INCOME FROM OPERATIONS                                   16,937        18,178        17,365        17,310       17,163

     Interest expense                                      (15,240)      (15,850)      (15,018)      (14,554)     (14,608)
                                                       -----------   -----------   -----------   -----------   -----------
   NET INCOME BEFORE GAIN ON SALE OF REAL ESTATE             1,697         2,328         2,347         2,756        2,555

     Gain on sale of real estate                               506           ---           ---           ---          ---
                                                       -----------   -----------   -----------   -----------   -----------

   NET INCOME                                          $     2,203   $     2,328   $     2,347   $     2,756   $     2,555
                                                       ===========   ===========   ===========   ===========   ===========


Funds From Operations - Basic/(3)/                     $    13,694   $    12,907   $    12,603   $    12,284   $    11,509
Funds From Operations - Diluted/(4)/                   $    18,888   $    18,101   $    17,868   $    17,562   $    16,787

Net Cash Provided by (Used in):
   Operating Activities                                $    11,338   $    14,010   $    13,193   $    12,456   $    12,945
   Investing Activities                                $    (2,067)  $   (10,496)  $    (9,925)  $   (16,966)  $    (6,757)
   Financing Activities                                $    (9,939)  $    (2,955)  $    (3,081)  $     4,532   $    (5,528)
Dividends Paid                                         $     7,601   $     7,234   $     6,938   $     7,330   $     7,413
Per Share Data:
   Net Income                                          $      0.27   $      0.29   $      0.30   $      0.33   $      0.30
   Dividends Paid                                      $      0.92   $      0.91   $      0.88   $      0.88   $      0.88
Weighted Average Shares Outstanding                          8,313         7,950         7,888         8,331         8,423

                                                           2001          2000          1999          1998          1997
                                                       -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA
   Gross Investment in Real Estate                     $   350,284   $   349,675   $   339,306   $   329,390   $   311,216
   Total Assets                                            278,034       285,417       284,943       284,935       275,485
   Mortgage Notes Payable                                  111,223       113,163        84,712        89,869        90,615
   Notes Payable                                             2,390        35,716        59,988        49,178        32,342
   Convertible Subordinated Debentures                      61,878        61,878        61,878        62,878        62,878
   Total Liabilities                                       183,355       218,294       213,986       208,718       190,958
   Shareholders' Equity                                     94,679        67,123        70,957        76,217        84,527

________________
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding factors such as property development and other transactions which have affected operating performance during the periods indicated.

(2) In 2001, the Company recorded a non-recurring charge of $1.2 million related to the acquisition of the Management Company.

(3) Funds from Operations (FFO) is defined by the Company as net income, excluding gains or losses from sales of property and those items defined as extraordinary under accounting principles generally accepted in the United States of America (GAAP), certain non-recurring charges, plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis.

(4) Diluted funds from operations reflects the adjustments that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The calculation assumes the conversion of the Company's convertible subordinated debentures and the related reduction in interest expense and deferred bond issuance amortization costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships, including trends which might appear, set forth in the consolidated statements of income contained in the consolidated financial statements, should not be taken as indicative of future operating results.

On August 1, 2001, the Company sold its Camelot Plaza Shopping Center, located in San Antonio, Texas. The 91,000 s.f. property was originally acquired in 1992 and renovated most recently in 1999 with the addition of a freestanding Walgreen's store. The property was the Company's only holding in the state of Texas and its sale represented the disposition of a mature property in a market not part of the Company's current geographic focus. The sale resulted in a net gain of approximately $506,000.

On October 5, 2001, the Company completed the acquisition of Sizeler Real Estate Management Co., Inc. from Sizeler Realty Co., Inc. The purchase price for this acquisition was approximately $3 million in cash. For the year ended
December 31, 2000, the Company paid Sizeler Real Estate Management Co., Inc. approximately $3 million in management fees and leasing commissions and reimbursement of legal and administrative costs. Financial reporting requires that any difference between the net asset valuation of the assets acquired and the total of the purchase price plus acquisition costs be recognized as a non-recurring charge to operations. In compliance with reporting requirements, the Company recorded a non-recurring charge to operations of $1.2 million in the quarter ended December 31, 2001.

In December, 2001, the Company raised approximately $29 million of new equity from the issuance of 3,450,000 new shares of common stock. The proceeds from the offering were initially used to pay down floating rate bank debt.

The Company's real estate investment portfolio is composed of fifteen retail properties and fourteen apartment communities. As of December 31, 2001, the Company's gross investment in real estate totalled $350 million and consisted of approximately 60%, or $211 million, in retail properties and approximately 40%, or $139 million, in apartment communities. Total revenue for 2001 was $52.6 million, and consisted of approximately 55%, or $28.6 million, generated by the retail properties, and approximately 45%, or $24.0 million, generated by the apartment communities.

Results of Operations

Comparison of the years ended December 31, 2001, and 2000

Operating revenues totaled $52.6 million for the twelve months ended December 31, 2001, compared to $51.4 million earned a year ago, an increase of approximately $1.2 million. Operating revenue for retail shopping centers and apartment communities was $28.6 million and $24.0 million, respectively. The increase in revenue was due to relatively high occupancy levels coupled with increased apartment rental rates. In the fourth quarter of 2001, the Company recorded a non-recurring charge to operations of $1.2 million, related to the acquisition of the management company. Operating expenses, excluding the effects of this acquisition were $17.7 million in 2001, compared to $16.8 million in 2000. This increase in operating costs was due in particular, to higher real estate taxes and insurance costs. Net Operating Income increased 3% to $32.8 million in 2001, compared to $32.0 million in 2000.

Net Operating Income (NOI) is another measurement of financial performance used by the Company, and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding administrative expenses, depreciation and amortization and interest expense). NOI is calculated as operating revenues less operating expenses directly related to the operations of the real estate properties, before administrative, depreciation, amortization and interest expenses.

In August 2001, the Company sold its Camelot Plaza Shopping Center, located in San Antonio, Texas. The 91,000 s.f. property was originally acquired in 1992 and renovated most recently in 1999 with the addition of a freestanding Walgreen's store. The property was the Company's only holding in the state of Texas and its sale represented the disposition of a mature property in a market not part of the Company's current geographic focus. The sale resulted in a net gain of approximately $506,000, which was treated for income tax purposes as a reclassification of a portion of the dividend from ordinary income to capital gain. The net cash proceeds from the sale were used to reduce floating rate bank debt and for general corporate purposes.

Interest expense reflected a decrease of $610,000 from the prior year due to a combination of lower interest rates and the reduced level of the Company's floating rate bank debt as a result of the usage of proceeds from the sale of Camelot Shopping Center and the public common equity offering. The Company's floating rate bank debt totaled $2.4 million at December 31, 2001 compared to $35.7 million in 2000. The average bank borrowings in 2001 were approximately $31.8 million, with an average interest rate of 6.2%, as compared to $47.3 million, with an average rate of 7.9% in 2000.

Comparison of the years ended December 31, 2000, and 1999

For the year ended December 31, 2000 operating revenue from retail centers and apartments increased approximately 3% to $51.4 million, compared with $50.0 million in the prior year. Operating revenue for retail centers and apartments was $28.5 million and $22.9 million, respectively. The increase in operating revenue was due primarily to new retail leases, in particular the leasing of 40,000 s.f. of space previously reported vacated by a tenant at the end of 1999, and the opening of a 44,300 s.f. Publix Supermarket at the end of August, coupled with increased apartment rental rates, as apartment revenues increased 5% over the prior year, and market sustained occupancy levels. Operating expenses totalled $19.4 million in 2000, compared to $19.0 million in 1999. The increase in operating expenses was primarily attributable to increased utilities and insurance costs and real estate taxes. Net Operating Income increased 3% to $32.0 million in 2000, as compared to $31.0 million in 1999.

Net Operating Income (NOI) is another measurement of financial performance used by the Company, and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding administrative expenses, depreciation and amortization and interest expense). NOI is calculated as operating revenues less operating expenses directly related to the operations of the real estate properties, before administrative, depreciation, amortization and interest expenses.

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

Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At December 31, 2001, the Company had $1.2 million in cash and cash equivalents. The company also maintained bank lines of credit totaling $50 million of which approximately $47.6 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities decreased $2.7 million in 2001 from 2000, as compared to an increase of $817,000 in 2000 from 1999. The decrease between 2001 and 2000 is primarily attributable to a net increase in accounts receivable, prepaid expenses and other assets.

Net cash flows used in investing activities decreased $8.4 million in 2001 from 2000, primarily attributable to the sale of one of the Company's shopping centers in the third quarter of 2001, and the development of the 44,300 s.f. Publix Supermarket at the Company's Town and Country Shopping Center in 2000.

Net cash flows used in financing activities increased $7.0 million in 2001 from 2000, primarily due to the following activities: (i) increase of $9.9 million in the level of reduction of notes payable to banks in 2001 compared to 2000 as a result of the application of the proceeds from the public offering of common equity of 3,450,000 shares completed in December 2001 and the mortgage financings and related debt issuance costs completed in 2000; (ii) increase in cash dividends to shareholders of approximately $367,000; (iii) increase in cash proceeds of approximately $2.5 million from the issuance of common stock pursuant to the direct stock purchase and dividend reinvestment plan; and (iv) the Company reduced cash usage by approximately $723,000 in 2001, as no common stock was purchased by the Company in 2001.

As of December 31, 2001, fourteen of the Company's properties, comprising approximately 50% of its gross investment in real estate, were subject to a total of $111 million in mortgage debt, all of which are non-recourse and bear a fixed rate of interest for a fixed term. Fifteen of the properties in the portfolio are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance costs at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on February 15, 2002, declared a cash dividend with respect to the period October 1, 2001 through December 31, 2001 of $0.23 per share, to shareholders of record as of March 1, 2002.

As of December 31, 2001 the Company had $61,878,000 of 8% Convertible Subordinated debentures due July 15, 2003 (Old Debentures) outstanding. In March 2002, the Company filed documents with the SEC pertaining to the exchange of its Old Debentures.

Funds From Operations

Real estate industry analysts and the Company utilize the concept of funds from operations as an important analytical measure of a REIT's financial performance. The Company considers funds from operations in evaluating its operating results, and its dividend policy is also based, in part, on the concept of funds from operations.

Funds from Operations (FFO) is defined by the Company as net income, excluding gains or losses from sales of property and those items defined as extraordinary under accounting principles generally accepted in the United States of America
(GAAP), certain non-recurring charges, plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. Funds from operations should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity. A reconciliation of net income to basic and diluted funds from operations is presented below:

                                                              Year Ended December 31
                                                              ----------------------
                                                       2001                             2000
                                                       ----                             ----
                                                           Weighted                          Weighted
                                                            Average                           Average
                                           ($000)            Shares           ($000)           Shares
                                         -----------    -----------------  -----------   -----------------
Net Income                                  $  2,203            8,313,000     $  2,328           7,950,000

     Additions:
       Depreciation                           11,409                            11,173
       Partnership depreciation                   34                                35
       Non-recurring charge                    1,226
     Deductions:
       Gain on sale of real estate               506
       Minority depreciation                      51                                50
       Amortization costs                        621                               579
                                         -----------    -----------------  -----------   -----------------
Funds from Operations - Basic               $ 13,694            8,313,000     $ 12,907           7,950,000

Interest on convertible debentures             4,950                             4,950
Amortization of debenture
       issuance costs                            244                               244
                                         -----------    -----------------  -----------   -----------------
Funds from Operation - Diluted              $ 18,888           13,150,000     $ 18,101          12,787,000
                                         ===========    =================  ===========   =================

For the year ended December 31, 2001 funds from operations increased approximately $787,000 to $13.7 million, compared to $12.9 million in 2000. This increase in funds from operations is primarily attributable to growth in operating revenues as a result of relatively high occupancy levels coupled with increased apartment rental rates, as well as reduced interest expense. The growth of operating revenues was partially offset by increased uncontrollable expenses such as real estate taxes and property insurance costs.

For the year ended December 31, 2000, funds from operations increased approximately $300,000 to $12.9 million, compared to $12.6 million in 1999. This increase in funds from operations is primarily attributable to growth in operating revenues as a result of new retail leases at its malls, power centers and community shopping centers, combined with higher apartment occupancies and market sustained rents. The growth of operating revenues was partially offset by the combined effects of increased uncontrollable expenses such as interest costs, real estate taxes and property insurance costs.

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (Statement 121). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

Future Results

This Form 10-K and other documents prepared, and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties;
(c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company's properties; (h) lack of availability of financing for acquisition, development, and rehabilitation of properties by the Company; (i) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business (j) increases in interest rates; (k) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (l) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (m) the competitive factors described in "Item 1 - Competition" of this report.

Effects of Inflation

Substantially all of the Company's retail leases contain provisions designed to provide the Company with a hedge against inflation. Most of the Company's retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. The majority of the Company's retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to pay a contribution towards property operating expenses, thereby reducing the Company's exposure to higher operating costs caused by inflation. The Company's apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its bank lines of credit and long-term debt used to maintain liquidity, and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows, and to optimize its overall borrowing costs. To achieve its objective, the Company utilizes its variable LIBOR-based, short-term (one to six month maturities) bank credit lines to fund the development and acquisition of new investments until such investments can be financed with long-term fixed-rate non-recourse mortgage debt. At December 31, 2001, borrowings under the Company's bank lines of credit totaled $2.4 and bore an average interest rate of 3.7%. The carrying amounts of these instruments approximate fair value because they are short-term and therefore utilize interest rates which are adjusted to market at maturity.

Based on the balance of bank lines of credit outstanding at December 31, 2001 and the average interest rate at year-end, a 10% increase in variable interest rates would increase the Company's interest expense in 2002 by approximately $9,000. Conversely, a 10% decrease in variable interest rates would decrease the Company's interest expense in 2002 by the same amount.

As the bank lines of credit include those obligations that exist as of December 31, 2001, it does not consider those exposures or positions which could arise after that date. The Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and the level of interest rates.

Item 8.  Financial Statements and Supplementary Data

The Company's Consolidated Balance Sheets as of December 31, 2001 and 2000, and its Consolidated Statements of Income, Shareholders' Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 2001, 2000, and 1999, together with the Reports of Independent Auditors thereon, are included under Item 14 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in Notes to Consolidated Financial Statements are also incorporated herein by reference.


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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report                                                                              17

Consolidated Balance Sheets as of December 31, 2001 and 2000                                              18

Consolidated Statements of Income for the years ended December 31, 2001, 2000,
   and 1999                                                                                               19

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001,
   2000, and 1999                                                                                         20

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999               21

Notes to Consolidated Financial Statements                                                                22

Financial Statement Schedules

         Schedule II.   Valuation and Qualifying Accounts                                                 34
         Schedule III.  Real Estate and Accumulated Depreciation                                          35

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Sizeler Property Investors, Inc.

We have audited the consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

New Orleans, Louisiana
January 21, 2002, except
for Note I, as to which the
date is March 7, 2002

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31
                                                                                -------------------------------
                                                                                    2001              2000
                                                                                -------------    --------------
                ASSETS
Real estate investments (Note B)
     Land                                                                       $  52,859,000    $   52,461,000
     Buildings and improvements, net of accumulated depreciation
       of $86,627,000 in 2001 and $76,727,000 in 2000                             209,951,000       219,571,000
     Investments in real estate partnership (Notes A and G)                           847,000           916,000
                                                                                -------------    --------------
                                                                                  263,657,000       272,948,000

Cash and cash equivalents (Note A)                                                  1,228,000         1,896,000
Accounts receivable and accrued revenue, net of allowance for
     doubtful accounts of $165,000 in 2001 and $331,000 in 2000                     2,724,000         2,035,000
Prepaid expenses and other assets                                                  10,425,000         8,538,000
                                                                                -------------    --------------

              Total Assets                                                      $ 278,034,000    $  285,417,000
                                                                                =============    ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Notes D and M)                                          $ 111,223,000    $  113,163,000
Notes payable (Note D)                                                              2,390,000        35,716,000
Accounts payable and accrued expenses                                               6,973,000         6,697,000
Tenant deposits and advance rents                                                     891,000           840,000
                                                                                -------------    --------------
                                                                                  121,477,000       156,416,000

Convertible subordinated debentures (Notes D and M)                                61,878,000        61,878,000
                                                                                -------------    --------------
              Total Liabilities                                                   183,355,000       218,294,000

SHAREHOLDERS' EQUITY (Notes E, F, and L)
Series A preferred stock, 40,000 shares authorized, none issued                           ---               ---
Series B preferred stock, liquidation preference $25 per share,
   2,476,000 shares authorized, none issued                                               ---               ---
Common stock, par value $0.0001 per share, 51,484,000 shares authorized
  shares issued and outstanding--12,013,000 in 2001 and 8,062,000 in 2000               1,000             1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized,
   none issued                                                                            ---               ---
Additional paid-in capital                                                        152,266,000       119,312,000
Cumulative net income                                                              41,920,000        39,717,000
Cumulative distributions paid (Note H)                                            (99,508,000)      (91,907,000)
                                                                                -------------    --------------
              Total Shareholders' Equity                                           94,679,000        67,123,000
                                                                                -------------    --------------

              Total Liabilities and Shareholders' Equity                        $ 278,034,000    $  285,417,000
                                                                                =============    ==============

                 See notes to consolidated financial statements.

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             Year Ended December 31
                                                                  ----------------------------------------------
                                                                       2001             2000            1999
                                                                  --------------   -------------   -------------
OPERATING REVENUE (Note A and C)
   Rental and other income                                        $   52,458,000   $  51,324,000   $  49,848,000
   Equity in income of partnership                                        98,000         117,000         121,000
                                                                  --------------   -------------   -------------
                                                                      52,556,000      51,441,000      49,969,000

OPERATING EXPENSES (Note C)
   Utilities                                                           2,230,000       2,246,000       2,050,000
   Real estate taxes                                                   4,076,000       3,933,000       3,693,000
   Administrative expenses (Note G)                                    4,446,000       2,648,000       2,788,000
   Operations and maintenance (Note G)                                 7,946,000       7,689,000       7,825,000
   Other operating expenses                                            5,512,000       5,574,000       5,403,000
   Depreciation and amortization (Note A)                             11,409,000      11,173,000      10,845,000
                                                                  --------------   -------------   -------------
                                                                      35,619,000      33,263,000      32,604,000
                                                                  --------------   -------------   -------------

INCOME FROM OPERATIONS                                                16,937,000      18,178,000      17,365,000

   Interest expense (Note D)                                          15,240,000      15,850,000      15,018,000
                                                                  --------------   -------------   -------------

NET INCOME BEFORE GAIN ON SALE OF
  REAL ESTATE                                                          1,697,000       2,328,000       2,347,000

   Gain on sale of real estate                                           506,000             ---             ---
                                                                  --------------   -------------   -------------

NET INCOME                                                        $    2,203,000   $   2,328,000   $   2,347,000
                                                                  ==============   =============   =============

   Net income per share                                           $         0.27   $        0.29   $        0.30
                                                                  ==============   =============   =============
WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING                                           8,313,000       7,950,000       7,888,000
                                                                  ==============   =============   =============

                 See notes to consolidated financial statements.

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                          Common Stock
                                          ------------        Additional Paid-in   Cumulative Net     Cumulative
                                       Shares       Amount          Capital            Income       Distributions        Total
                                       ------       ------    ------------------   --------------   -------------        -----
Balance at January 1, 1999            7,990,004    $ 1,000    $   118,913,000      $  35,042,000    $ (77,735,000)   $  76,221,000

Net income for 1999                                                                    2,347,000                         2,347,000
Cash dividends declared and
  paid ($.88 per share)
  (Note H and I)                                                                                       (6,938,000)      (6,938,000)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note F)                           9,000                        75,000                                               75,000
Shares issued pursuant to
  Incentive Award Plan (Note F)           5,677                        47,000                                               47,000
Shares issued pursuant to
  Direct Stock Purchase Plan             90,206                       733,000                                              733,000
Purchase of Company's
  Stock 186,100 shares                 (186,100)                   (1,528,000)                                          (1,528,000)
                                  -------------    -------    ---------------      -------------    -------------    -------------
Balance at December 31, 1999          7,908,787    $ 1,000    $   118,240,000      $  37,389,000    $ (84,673,000)   $  70,957,000

Net income for 2000                                                                    2,328,000                         2,328,000
Cash dividends declared and
  paid ($.91 per share)
  (Note H and I)                                                                                       (7,234,000)      (7,234,000)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note F)                           9,000                        73,000                                               73,000
Shares issued pursuant to
  Incentive Award Plan (Note F)           7,362                        59,000                                               59,000
Shares issued pursuant to
  Direct Stock Purchase Plan            227,530                     1,663,000                                            1,663,000
Purchase of Company's Stock
  90,700 Shares                         (90,700)                     (723,000)                                            (723,000)
                                  -------------    -------    ---------------      -------------    -------------    -------------
Balance at December 31, 2000          8,061,979    $ 1,000    $   119,312,000      $  39,717,000    $ (91,907,000)   $  67,123,000

Net income for 2001                                                                    2,203,000                         2,203,000
Cash dividends declared and
  paid ($.92 per share)
  (Note H and I)                                                                                       (7,601,000)      (7,601,000)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note F)                           9,000                        68,000                                               68,000
Shares issued pursuant to
  Incentive Award Plan (Note F)           8,065                        59,000                                               59,000
Shares issued pursuant to
  Direct Stock Ownership Plan           483,515                     4,205,000                                            4,205,000
New Shares Issue (Note E)             3,450,000                    28,622,000                                           28,622,000
                                  -------------    -------    ---------------      -------------    -------------    -------------
Balance at December 31, 2001         12,012,559    $ 1,000    $   152,266,000      $  41,920,000    $ (99,508,000)   $  94,679,000
                                  =============    =======    ===============      =============    =============    =============

                See notes to consolidated financial statements.

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31
                                                                              ----------------------------------------------
OPERATING ACTIVITIES:                                                              2001            2000              1999
                                                                              ------------    ------------       -----------
  Net Income                                                                  $  2,203,000    $  2,328,000       $ 2,347,000
  Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                          11,409,000      11,173,000        10,845,000
         Gain from sale of real estate                                            (506,000)            ---               ---

        (Increase) decrease in accounts receivable and accrued
             revenue                                                              (672,000)        214,000            72,000
        (Increase) decrease in prepaid expenses and other assets                (1,289,000)        179,000          (740,000)
        Increase in accounts payable and accrued expenses                          193,000         116,000           669,000
                                                                              ------------    ------------       -----------
             Net Cash Provided by Operating Activities                          11,338,000      14,010,000        13,193,000
                                                                              ------------    ------------       -----------

INVESTING ACTIVITIES:
  Acquisitions of and improvements to real estate investments                   (6,332,000)    (10,496,000)       (9,925,000)
  Net payments for purchase of Management Company (Note G)                      (1,560,000)            ---               ---
  Proceeds from sale of real estate                                              5,825,000             ---               ---
                                                                              ------------    ------------       -----------
             Net Cash Used in Investing Activities                              (2,067,000)    (10,496,000)       (9,925,000)
                                                                              ------------    ------------       -----------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable (Note J)                                        ---      30,400,000               ---
  Principal payments on mortgage notes payable (Note J)                         (1,940,000)     (1,949,000)       (6,091,000)
  Net (payments) proceeds on notes payable to banks (Note J)                   (33,326,000)    (24,272,000)       10,810,000
  Increase in mortgage escrow deposits and debt issuance costs                     (26,000)       (972,000)         (189,000)
  Cash dividends to shareholders (Note H)                                       (7,601,000)     (7,234,000)       (6,938,000)
  Proceeds from issuance of shares of common stock pursuant
     to direct stock purchase, stock option, and stock award plans               4,332,000       1,795,000           855,000
  Net proceeds from issuance of new common shares                               28,622,000             ---               ---
  Repurchase of Company's common stock                                                 ---        (723,000)       (1,528,000)
                                                                              ------------    ------------       -----------
            Net Cash Used in Financing Activities                               (9,939,000)     (2,955,000)       (3,081,000)
                                                                              ------------    ------------       -----------

  Net (decrease) increase cash and cash equivalents                               (668,000)        559,000           187,000
  Cash and cash equivalents at beginning of year                                 1,896,000       1,337,000         1,150,000
                                                                              ------------    ------------       -----------

           CASH AND CASH EQUIVALENTS AT END
           OF YEAR                                                            $  1,228,000    $  1,896,000       $ 1,337,000
                                                                             =============    ============       ===========

  Cash interest payments, net of capitalized interest                         $ 15,247,000    $ 15,709,000       $14,947,000
                                                                             =============    ============       ===========

                 See notes to consolidated financial statements.

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000, and 1999

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As of December 31, 2001, the Company's real estate portfolio included interests in fifteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-seven of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other thirteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the "Company".

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, as defined above. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a real estate partnership at December 31, 2001 and 2000 represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company is required to review such assets for impairment whenever any events or circumstances indicate that the carrying value of the assets may not be recoverable. When indicators of impairment are present, the Company makes an assessment of its recoverability by estimating the future undiscounted cash flows expected to result from the use of the property and its eventual disposition. If the carrying value exceeds the aggregate future cash flows, the Company would recognize an impairment loss. No such impairment losses have been recognized for the years ended December 31, 2001, 2000 or 1999. The Company does not develop or acquire properties for resale. However, the Company occasionally considers possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business and other strategic choices.

Deferred Charges. Debt issuance costs incurred in connection with issuance of the Company's 8% Convertible Subordinated Debentures (the "Debentures") and mortgage financings and refinancings are included in prepaid expense and other assets. The costs are being amortized over the term of the related obligations. Unamortized costs related to the Debentures are offset against shareholders' equity upon conversion by debenture holders. Unamortized costs related to mortgage financings and refinancings are charged to expense upon prepayment of the obligation. However, if the Debentures or mortgages are refinanced (prepaid) at substantially the same terms as the existing debt the remaining costs will be amortized over the term of the related new obligation.

Costs incurred in connection with the execution of leases are included in prepaid expenses and other assets. The costs are amortized over the term of the respective lease. Unamortized costs are charged to expense upon termination of the lease prior to the expiration of lease term.

Business Combinations and Goodwill. In July 2001, the FASB issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. No such impairment losses were recognized in 2001.

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

A real estate investment trust (REIT) is required to distribute to shareholders at least 90% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 2001, the income tax basis, net of accumulated tax depreciation, of the Company's real estate properties was approximately $273 million.

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

For the years ended December 31, 2001, 2000, and 1999, options to purchase 602,750, 641,750, and 482,631 shares of common stock, respectively, were outstanding but excluded in the computation of diluted EPS because the options' exercise prices were generally greater than the average market prices of common shares. The inclusion of in-the-money options had no effect on the calculation of diluted EPS. The Company's outstanding debentures are also excluded from the computation for 2001, 2000, and 1999 due to their antidilutive effect. Accordingly, there is no effect on net income in the calculation of diluted EPS for the years ended December 31, 2001, 2000, or 1999.

Capital Stock. On June 25, 2001, Sizeler Property Investors, Inc., a Delaware corporation, reincorporated in the State of Maryland. Maryland General Corporate Law recognizes repurchased stock of a corporation as authorized but unissued stock rather than treasury stock. Accordingly, effective June 25, 2001, the par value of treasury stock was reclassed as a reduction of capital stock issued. The cost of treasury stock in excess of par value was charged to additional paid-in capital. This change in law as a result of the reincorporation, had no effect on total stockholders' equity. The Company has one class of common stock and has no outstanding shares of Preferred Stock as of December 31, 2001.

Stock Option Plans. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (See Note F).

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could materially differ from these estimates.

Reclassifications. Certain reclassifications have been made in the 2000 and 1999 consolidated financial statements to conform with the 2001 financial statement presentation.


NOTE B:  REAL ESTATE INVESTMENTS

Certain real estate with a book value of $133,181,000 at December 31, 2001 is pledged as collateral for notes payable described in Note D. In addition, certain notes are secured by collateral assignments of rents and leases on such real estate. Certain real estate is located on land subject to long-term leases expiring at dates through 2046.

In December of 2001, the Company announced plans for the development of 350 new apartment units at a cost of approximately $25 million. The new development will include the second phase of the Governors Gate apartment community in Pensacola, Florida, as well as a new apartment community in proximity to the Company's Northshore Square Mall, located in Slidell, Louisiana.

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


NOTE C:  REAL ESTATE OPERATIONS

The Company's principal business is investing in shopping centers and apartment communities, located in the Gulf Coast region of the southeastern United States. Tenants in the Company's shopping centers include national, regional, and local retailers. Most of the Company's shopping center leases provide for the payment of fixed monthly rentals (minimum rents), reimbursement of common area maintenance, utilities, taxes, and insurance expenses, and many of the Company's retail leases also provide for payment of additional rents based upon a percentage of retail sales in excess of stated minimums. The non-cancelable portions of such lease terms range from one to forty years. The Company's apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions.

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

The Company's shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancelable operating leases at December 31, 2001 are as follows:

                 Year                              Amount
                 ----                         --------------
                 2002                         $   18,492,000
                 2003                             16,512,000
                 2004                             14,982,000
                 2005                             12,735,000
                 2006                              9,957,000
                 Thereafter                       43,464,000
                                              --------------
                                              $  116,142,000
                                              ==============

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

The Company assesses and measures segment operating results based on a performance measure referred to as Net Operating Income and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding depreciation, administrative, and interest expense). Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

The operating revenues, operating expenses, net operating income, and real estate investments for each of the reportable segments are summarized below for the years ended December 31, 2001, 2000, and 1999.

                                                           2001                 2000               1999
                                                      ---------------     --------------      --------------
         Retail:
              Operating revenue                       $    28,578,000     $   28,487,000      $   28,026,000
              Operating expenses                          (10,195,000)       (10,012,000)         (9,951,000)
                                                      ---------------     --------------      --------------
         Net operating income-retail                       18,383,000         18,475,000          18,075,000

         Apartments:
              Operating revenue                            23,978,000         22,954,000          21,943,000
              Operating expenses                           (9,569,000)        (9,430,000)         (9,020,000)
                                                      ---------------     --------------        ------------
         Net operating income - apartment                  14,409,000         13,524,000          12,923,000
                                                      ---------------     --------------        ------------
         Net operating income - total                      32,792,000         31,999,000          30,998,000

              Administrative expenses (Note G)             (4,446,000)        (2,648,000)         (2,788,000)
              Depreciation                                (11,409,000)       (11,173,000)        (10,845,000)
                                                      ---------------     --------------      --------------
         Income from operations                            16,937,000         18,178,000          17,365,000

              Interest expense                            (15,240,000)       (15,850,000)        (15,018,000)
                                                      ---------------     --------------      --------------

         Net income before gain on sale of
              real estate                                   1,697,000          2,328,000           2,347,000

         Gain on sale of real estate                          506,000                ---                 ---
                                                      ---------------     --------------      --------------

         Net income                                   $     2,203,000     $    2,328,000      $    2,347,000
                                                      ===============     ==============      ==============

         Gross real estate investments:
              Retail                                  $   211,071,000     $  212,805,000      $  205,214,000
              Apartments                                  139,213,000        136,870,000         134,092,000
                                                       --------------     --------------      --------------
                                                      $   350,284,000     $  349,675,000      $  339,306,000
                                                      ===============     ==============      ==============

NOTE D:  NOTES PAYABLE AND OTHER LONG TERM LIABILITIES

The weighted average interest rate on mortgage debt at December 31, 2001 and 2000 was 7.38% and 7.43%, respectively. The Company's mortgage notes payable at December 31, 2001 and 2000, are as follows:


                                                       Secured by Land,                  Balance
                                                       Buildings, and                Outstanding at
                                                        Improvements,                  December 31,
                                         Interest     with Book Value on    ---------------------------------
Principal Maturity                         Rate        December 31, 2001       2001                2000
------------------                       --------     ------------------    --------------    ---------------
May 1, 2008                                7.17%      $       4,226,000     $    4,077,000    $   4,125,000
June 1, 2008                               7.07%              9,567,000          9,645,000        9,762,000
May 1, 2008                                7.37%              4,532,000          5,592,000        5,652,000
May 1, 2010                                7.94%             13,062,000         10,619,000       10,690,000
May 1, 2008                                7.21%             11,629,000         10,209,000       10,327,000
May 1, 2008                                7.19%              4,720,000          4,148,000        4,196,000
May 1, 2008                                7.17%             17,239,000         15,424,000       15,605,000
May 1, 2008                                6.95%             24,321,000         16,727,000       16,938,000
May 1, 2008                                7.31%              3,598,000          4,359,000        4,407,000
May 1, 2008                                7.19%              4,571,000          4,242,000        4,291,000
January 1, 2011                            7.42%              2,241,000          3,967,000        4,000,000
August  1, 2011                            7.16%              3,867,000          2,947,000        2,854,000
January 1, 2013                            8.05%             29,608,000         19,267,000       20,316,000
                                                      -----------------     --------------    -------------
                                                      $     133,181,000     $  111,223,000    $ 113,163,000
                                                      =================     ==============    =============

Future principal payments on the Company's mortgage notes payable at December 31, 2001 for each of the subsequent five years, are as follows:

                         Year                           Amount
                         ----                        -------------
                         2002                        $   2,340,000
                         2003                            2,523,000
                         2004                            2,716,000
                         2005                            2,934,000
                         2006                            3,167,000
                                                     -------------
                                                     $  13,680,000
                                                     =============

The Company has commitments for lines of credit from several commercial banks totalling $50 million, of which approximately $48 million was available at December 31, 2001. During the year 2001, the Company raised approximately $29 million of new equity from the public offering of new common stock. These proceeds were used to reduce floating rate bank debt, which decreased from $35.7 million at year-end 2000 to $2.4 million at year-end 2001. The weighted average interest rate was 6.2% and 7.9% for the years ended December 31, 2001 and 2000, respectively. The terms of the agreements for each of the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of a material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios. The Company was in compliance with the bank debt covenant agreements at December 31, 2001.


NOTE E:  SHAREHOLDERS' EQUITY

In December 2001, the Company completed a public equity offering of its common stock, issuing 3,450,000 new shares. The net proceeds of $28.6 million were initially used to reduce floating rate bank borrowings.

NOTE F:  STOCK OPTION AND OWNERSHIP PLANS

On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, "10-year" options may be granted to key employees, and are annually granted to non-employee directors at the average of the high and low sales price for a share of the Company's common stock on the New York Stock Exchange on the date of grant. A total of 600,000 shares of common stock of the Company are available for grant, of which a maximum of 175,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date. No options will be granted under the 1996 Plan after February 1, 2006. At December 31, 2001, there were a total of 541,500 options granted, of which 391,500 options granted were exercisable under the 1996 plan.

The Company had a 1986 Stock Option Plan (the "1986 Plan") which terminated in October 1996. Under the 1986 Plan, 10-year options were granted to key employees and were annually granted to non-employee directors at the average of the high and low sales price for a share of the Company's common stock on the New York Stock Exchange on the date of grant. At December 31, 2001, there were a remaining total of 211,250 shares of common stock reserved for issuance upon exercise of options granted under the 1986 Plan. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date.

The Company applies APB Opinion No. 25 in accounting for its 1986 and 1996 Stock Option Plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the proforma amounts indicated below :

                                          As Reported                           Proforma Results
                             ------------------------------------     ------------------------------------
                                2001         2000         1999           2001         2000         1999
                             ----------   ----------   ----------     ----------   ----------   ----------
Net income                   $2,203,000   $2,328,000   $2,347,000     $2,158,000   $2,266,000   $2,238,000

Net income per share         $     0.27   $     0.29   $     0.30     $     0.26   $     0.29   $     0.28

For grants in 2001, 2000 and 1999 the fair value of each option grant is estimated on the date of grant using a Black-Scholes pricing model based on the following assumptions:

                                         2001         2000          1999
                                       --------     --------      --------
     Risk free interest rate           5.4%         6.8%          5.5%
     Expected life                     10 years     10 years      10 years
     Expected volatility               20.1%        29.1%         20.8%
     Expected dividend                 10.9%        11.5%         10.2%

The following is a summary of the Company's 1996 and 1986 Plans combined for the years ended December 31, 2001, 2000, and 1999:

                                               2001                    2000                     1999
                                        -------------------      ------------------       -----------------
                                                   Weighted                Weighted                Weighted
                                                   Average                 Average                 Average
                                                   Exercise                Exercise                Exercise
                                         Shares     Price        Shares     Price         Shares    Price
                                         -------   --------      -------   --------       -------  --------
Outstanding at beginning of year         642,443   $  9.71       565,443   $  10.34       451,443  $  10.83
Granted                                  130,000      8.47       130,000       8.00       118,000      8.61
Exercised                                     --        --            --         --        (1,000)     8.50
Expired                                  (19,000)     8.75       (53,000)     12.22        (3,000)    14.94
                                         --------  -------       -------   --------        ------  --------
Outstanding at end of year               753,443   $  9.52       642,443   $   9.71       565,443  $  10.34
                                         =======   =======       =======   ========       =======  ========

Options exercisable                      603,443   $  9.82       509,943   $  10.13       447,943  $  10.58
                                         =======   =======       =======   ========       =======  ========

Based on the Black-Scholes pricing model, the weighted-average fair value of options on the date of grant, which were granted in 2001, 2000, and 1999, was $0.25, $0.54, and $0.35, respectively.

The following table summarizes information about the Company's stock option plans outstanding at December 31, 2001:

                            Options Outstanding                                          Options Exercisable
-----------------------------------------------------------------------------  -----------------------------------------
                        Number          Weighted-Average                             Number
    Range of         Outstanding at        Remaining        Weighted-Average      Exercisable at     Weighted  Average
 Exercise Prices    December 31, 2001   Contractual Life     Exercise Price      December 31, 2001     Exercise Price
-----------------------------------------------------------------------------  -----------------------------------------
$  8.00 -  8.38        195,693              7.7 yrs.            $   8.11             145,693          $  8.15
$  8.39 - 10.19        312,250              6.7 yrs.                8.78             212,250             8.93
$ 10.20 - 13.56        245,500              4.3 yrs.               11.58             245,500            11.58
                       -------              --------               -----             -------            -----
                       753,443              6.2 yrs.            $   9.52             603,443          $  9.82
                       =======              ========            ========             =======          =======

The 1994 Directors' Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, are entitled to receive an annual director's fee of 750 shares. The number of shares entitled was amended to 1,000 shares, effective January 1, 1996, and amended to 1,500 shares, effective January 1, 1997. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. Under this Plan, there were 9,000 shares issued each year in 2001, 2000, and 1999.

The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the Company's achievement of planned growth in funds from operations per share. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company incurred compensation costs totalling $153,000, in 2001, $121,000 in 2000, and $119,000 in 1999.

NOTE G:   RELATED PARTY TRANSACTIONS

On October 5, 2001, the Company completed the acquisition of Sizeler Real Estate Management Co., Inc. from Sizeler Realty Co., Inc. ("Sizeler Realty"). The purchase price for this acquisition was $3.05 million in cash. For the years ended 2001, 2000 and 1999, the Company paid Sizeler Real Estate Management Co., Inc. $2.8 million, $3.0 million and $3.0 million in management fees, leasing commissions and reimbursed legal and administrative costs. Financial reporting requires that any difference between the net asset valuation of the assets acquired and the total of the purchase price plus acquisition costs be recognized as a nonrecurring charge to operations. In compliance with reporting requirements, the Company recorded a non-recurring charge to operations (administrative expenses) of $1.2 million in the quarter ended December 31, 2001. A beneficial minority interest is directly owned in Sizeler Realty by an officer and director of the

Company, and the balance is owned by members of the family of the officer's wife and residual entities of the estates of her mother and father.

The following table summarizes the estimated fair values of the net assets acquired and liabilities assumed at the date of acquisition.

               Cash                                 $  575,000
               Other current assets                     57,000
               Office equipment                        112,000
               Valuation of third party
                    management contracts             1,558,000
                                                     ---------
                        Total assets acquired        2,302,000
               Current liabilities                    (167,000)
                                                    ----------
                        Net assets acquired         $2,135,000
                                                    ==========

Property and equipment includes building improvements and office equipment, which are being depreciated over their estimated useful lives of five years. The third party management contracts will be accounted for under FASB Statement 142 (see Note A).

The Company also paid $17,469, $14,000 and $12,500 in 2001, 2000 and 1999, respectively, for engineering consulting fees and $69,000 in commissions during 2001 to a majority-owned subsidiary of Sizeler Realty.

The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $105,300 in 2001, $103,000 in 2000, and $104,000 in
1999. The term of the lease expires January 31, 2007 and the lease provides for one remaining five-year renewal option.

The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease with Westland Shopping Center LLC (the "LLC"), expiring on December 31, 2046. The LLC is owned by an entity of which an officer and director and his wife and her brother and her brother's wife own interests. The Company was charged ground rent of $61,000 in 2001, $55,000 in 2000, and $56,000 in 1999.

In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center ("Southwood") from Sizeler Realty (LaPalco), Inc. ("LaPalco"), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease from an entity in which an officer and director and his wife and her brother and her brother's wife own interests, expiring on March 31, 2031. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. No ground rent was payable in 2001. Ground rent in the amount of $22,000 was payable under the lease agreement in 2000, while $24,000 was payable in 1999. LaPalco is the primary obligor on a mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. At December 31, 2001, the balance of the mortgage note payable was $1,027,000. Although the Company is not an obligor on the mortgage note payable, the partnership's interest in Southwood is subordinated to the mortgage encumbering the property.

An officer and director of the company is a director of Hibernia National Bank ("Hibernia"). At December 31, 2001, $15,000,000 of the Company's $50,000,000 of
bank lines of credit was provided by Hibernia. The Company had borrowings under this line totaling $1,102,000 at December 31, 2001. At December 31, 2000, $15,000,000 of the Company's $55,000,000 bank lines of credit was provided by Hibernia. The Company had borrowings under this line totaling $9,498,000 at December 31, 2000.

NOTE H:   DIVIDEND DISTRIBUTION

The dividends paid in 2001, 2000, and 1999 for federal income tax purposes were as follows:

                                      2001                      2000                     1999
                            ----------------------------------------------------------------------------
                                              Per                        Per                        Per
                               Total         Share        Total         Share        Total         Share
                            ----------       -----     ----------       -----     ----------       -----
Ordinary income             $4,914,000       $0.54     $4,293,000       $0.54     $4,257,000       $0.54
Return of capital            2,181,000        0.30      2,941,000        0.37      2,681,000        0.34
Capital gain                   506,000        0.08             --          --             --          --
                            ----------       -----     ----------       -----     ----------       -----
                            $7,601,000       $0.92     $7,234,000       $0.91     $6,938,000       $0.88
                            ==========       =====     ==========       =====     ==========       =====

NOTE I:   SUBSEQUENT EVENTS

On March 7, 2002, the Company paid a $.23 per share quarterly dividend to shareholders of record as of March 1, 2002.

In March 2002, the Company filed documents with the SEC pertaining to the exchange of its convertible subordinated debentures due in 2003.

NOTE J:   CASH FLOWS

In December 2001, the Company raised approximately $29 million of new equity from the public offering of new common stock. These proceeds were used to reduce floating rate bank debt, which decreased from $35.7 million at year-end 2000 to $2.4 million at year-end 2001.

During the year 2000, the Company completed $30 million of additional long-term, fixed rate, non-recourse financing, involving its multi-family properties. These proceeds were used to reduce floating rate bank debt, which decreased from $60.0 million at year-end 1999 to $35.7 million at year-end 2000.


NOTE K:   COMMITMENTS AND CONTINGENCIES

The Company's officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $130,000, $126,000, and $121,000 in 2001, 2000, and 1999, respectively.

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

The carrying values and respective fair market values of the Company's mortgage notes payable and 8% convertible subordinated debentures are presented below. The estimated fair values of the mortgage notes were calculated as the net present value of the total payments through the loan term discounted using rates available to the Company for issuance of similar debt with similar terms at year-end 2001. The estimated fair values of the convertible subordinated debentures were calculated using year-end market quotes obtained from the New York Stock Exchange.

                                             Carrying           Estimated
                                               Value        Fair Market Value
                                         ---------------    -----------------
Mortgage notes payable
                 2001                    $   111,223,000     $   105,316,000
                 2000                        113,163,000         103,526,000
Convertible subordinated debentures
                 2001                    $    61,878,000     $    60,950,000
                 2000                         61,878,000          55,226,000

NOTE N:   QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized (unaudited) quarterly financial data for the years ended 2001 and 2000 are as follows (in thousands, except per share data):

                                                              Three months ended in 2001
                                                 ----------------------------------------------------
                                                  March 31      June 30    September 30   December 31
                                                 -----------   ---------   ------------   -----------
Revenues                                         $    13,156   $  13,076    $   13,069     $  13,255
Income from operations                           $     4,645   $   4,553    $    4,495     $   3,244
Net income (loss)                                $       663   $     696    $    1,260     $    (416)
Net income (loss) per share (Note G)             $      0.09   $    0.08    $     0.15     $   (0.05)

                                                              Three months ended in 2000
                                                 ----------------------------------------------------
                                                  March 31      June 30    September 30   December 31
                                                 -----------   ---------   ------------   -----------
Revenues                                         $    12,665   $  12,532    $   13,084     $  13,160
Income from operations                           $     4,558   $   4,366    $    4,551     $   4,703
Net income                                       $       626   $     491    $      520     $     691
Net income per share                             $      0.08   $    0.06    $     0.07     $    0.08

                                                                     SCHEDULE II

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 2001, 2000, and 1999

               COLUMN A                          COLUMN B         COLUMN C        COLUMN D        COLUMN E
               --------                         ---------        ----------     ------------      ---------
                                                Balance at        Additions                       Balance
                                                Beginning        Charged to                        at End
                                                of Period        Operations      Deductions       of Period
                                                ---------        ----------     ------------      ---------
Year ended December 31, 2001
       Allowance for doubtful accounts          $  331,000       $ 144,000      $    310,000     $  165,000

Year ended December 31, 2000
       Allowance for doubtful accounts          $  430,000       $ 141,000      $    240,000     $  331,000

Year ended December 31, 1999
       Allowance for doubtful accounts          $  423,000       $  95,000      $     88,000     $  430,000

                                                                    SCHEDULE III

               SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001

         COLUMN A            COLUMN B       COLUMN C               COLUMN  D                 COLUMN E                   COLUMN F
------------------------    ----------  ------------------------------------- --------------------------------------- -----------
                                                                    Costs
                                                                 Capitalized
                                                                Subsequent to          Gross Amount at Which
                                        Initial Cost to Company  Acquisition        Carried at Close of Period
                                        ------------------------ -----------  ---------------------------------------
                                                    Buildings &      Net                   Buildings &                Accumulated
Description                 Encumbrance     Land    Improvements Improvements     Land     Improvements     Total     Depreciation
-----------                ------------ ----------- ------------ -----------  -----------  ------------  ------------ ------------
Regional enclosed malls:
   Hammond Square          $        --- $ 2,574,000 $ 23,664,000 $ 4,073,000  $ 3,715,000  $ 26,596,000  $ 30,311,000 $10,749,000
   North Shore Square        19,267,000   4,000,000   30,150,000   4,502,000    4,109,000    34,543,000    38,652,000   9,043,000
   Southland                        ---   2,408,000   28,289,000  13,851,000    2,485,000    42,063,000    44,548,000  15,584,000
                           ------------ ----------- ------------ -----------  -----------  ------------  ------------ -----------
                             19,267,000   8,982,000   82,103,000  22,426,000   10,309,000   103,202,000   113,511,000  35,376,000
                           ------------ ----------- ------------ -----------  -----------  ------------  ------------ -----------

Power shopping centers:
   Lantana Plaza                    ---   6,000,000   14,107,000   2,879,000    6,053,000    16,933,000    22,986,000   3,599,000
   Town and Country                 ---     860,000    3,194,000   6,989,000    1,502,000     9,541,000    11,043,000     896,000
   Westward                         ---   5,676,000   13,506,000   3,653,000    5,676,000    17,159,000    22,835,000   4,730,000
                           ------------ ----------- ------------ -----------  -----------  ------------  ------------ -----------
                                    ---  12,536,000   30,807,000  13,521,000   13,231,000    43,633,000    56,864,000   9,225,000
                           ------------ ----------- ------------ -----------  -----------  ------------  ------------ -----------

Community shopping centers:
   Airline Park                     ---     977,000    1,037,000     899,000      977,000     1,936,000     2,913,000     537,000
   Azalea Gardens                   ---     574,000      806,000     517,000      574,000     1,323,000     1,897,000     549,000
   Colonial                         ---     554,000      555,000     765,000      559,000     1,315,000     1,874,000     524,000
   Gonzales Plaza                   ---     713,000    4,381,000     330,000      721,000     4,703,000     5,424,000   1,450,000
   Rainbow Square             2,947,000     970,000    4,443,000     220,000      984,000     4,649,000     5,633,000   1,766,000
   Weeki Wachee                     ---   2,185,000    4,179,000     295,000    2,149,000     4,510,000     6,659,000   1,707,000
   Westgate                         ---   1,809,000    2,162,000   1,818,000    1,774,000     4,015,000     5,789,000   1,451,000
   Westland (e)                     ---         ---    3,068,000   2,274,000          ---     5,342,000     5,342,000   2,159,000
                           ------------ ----------- ------------ -----------  -----------  ------------  ------------ -----------
                              2,947,000   7,782,000   20,631,000   7,118,000    7,738,000    27,793,000    35,531,000  10,143,000
                           ------------ ----------- ------------ -----------  -----------  ------------  ------------ -----------
Apartments:
   Bel Air                    4,077,000     500,000    3,674,000   1,598,000      500,000     5,272,000     5,772,000   1,545,000
   Bryn Mawr                  9,645,000   1,575,000    9,020,000   1,465,000    1,652,000    10,408,000    12,060,000   2,494,000
   Colonial Manor                   ---     212,000      771,000     503,000      212,000     1,274,000     1,486,000     530,000
   Garden Lane                5,592,000     500,000    3,117,000   2,625,000      500,000     5,742,000     6,242,000   1,710,000
   Georgian                         ---     839,000    2,420,000   2,037,000      839,000     4,457,000     5,296,000   1,380,000
   Governors Gate            10,619,000     499,000          ---  14,210,000      499,000    14,210,000    14,709,000   1,647,000
   Hampton Park               7,146,000   1,305,000    6,616,000   3,457,000    1,156,000    10,222,000    11,378,000   3,340,000
   Jamestown                  4,148,000     712,000    4,035,000   1,241,000      712,000     5,276,000     5,988,000   1,268,000
   Lafayette Square          15,424,000   2,632,000   14,282,000   7,473,000    2,458,000    21,929,000    24,387,000   7,148,000
   Lakeview Club             16,727,000   4,400,000   23,200,000   2,288,000    4,428,000    25,460,000    29,888,000   5,568,000
   Magnolia Place             3,967,000     175,000    2,050,000     993,000      175,000     3,043,000     3,218,000     977,000
   Pine Bend                  3,063,000     450,000    3,029,000   1,347,000      450,000     4,376,000     4,826,000   1,235,000
   Steeplechase               4,359,000     594,000    3,328,000   1,383,000      594,000     4,711,000     5,305,000   1,312,000
   Woodcliff                  4,242,000     695,000    4,047,000   1,466,000      695,000     5,513,000     6,208,000   1,729,000
                           ------------ ----------- ------------ -----------  -----------  ------------  ------------ -----------
                             89,009,000  15,088,000   79,589,000  42,086,000   14,870,000   121,893,000   136,763,000  31,883,000

Undeveloped Land                    ---   5,229,000          ---   1,539,000    6,768,000           ---     6,768,000         ---
                           ------------ ----------- ------------ -----------  -----------  ------------  ------------ -----------
 TOTAL                     $111,223,000 $49,617,000 $213,130,000 $86,690,000  $52,916,000  $296,521,000  $349,437,000 $86,627,000
                           ============ =========== ============ ===========  ===========  ============  ============ ===========

                                     COLUMN G              COLUMN H      COLUMN I
                              -----------------------     ----------   ------------
                                                                         Life on
                                                                          which
                                                                       Depreciation
                                                                        in Latest
                                                                          Income
                                       Date of               Date      Statement is
Description                         Construction           Acquired      Computed
-----------                   -----------------------      --------    ------------
Regional enclosed malls:
   Hammond Square                   1978, 1992, 1995       1987        10-40 yrs
   North Shore Square               1986, 1995, 2001       1994        10-40 yrs
   Southland                        1970, 1981, 1994       1986        10-40 yrs

Power shopping centers:
   Lantana Plaza                          1992, 1999       1993        10-40 yrs
   Town and Country                       1989, 2000       1993        10-40 yrs
   Westward                   1961, 1990, 1995, 2000       1992        10-40 yrs

Community shopping centers:
   Airline Park                     1973, 1986, 2001       1987        10-40 yrs
   Azalea Gardens                         1950, 1986       1987        10-40 yrs
   Colonial                         1967, 1987, 1999       1987        10-40 yrs
   Gonzales Plaza                               1989       1991        10-40 yrs
   Rainbow Square                         1986, 2001       1988        10-40 yrs
   Weeki Wachee                           1987, 2000       1988        10-40 yrs
   Westgate                         1964, 1987, 2001       1987        10-40 yrs
   Westland (e)                     1966, 1990, 1999       1987        10-40 yrs

Apartments:
   Bel Air                                1968, 1974       1992        10-40 yrs
   Bryn Mawr                              1991, 1999       1993        10-40 yrs
   Colonial Manor                         1967, 1994       1987        10-40 yrs
   Garden Lane                      1966, 1971, 1999       1992        10-40 yrs
   Georgian                         1951, 1980, 1993       1992        10-40 yrs
   Governors Gate                               1999       1998        10-40 yrs
   Hampton Park                           1977, 1995       1993        10-40 yrs
   Jamestown                              1971 -1972       1995        10-40 yrs
   Lafayette Square           1969 -1972, 1995, 1999       1993        10-40 yrs
   Lakeview Club                                1992       1994        10-40 yrs
   Magnolia Place                               1984       1991        10-40 yrs
   Pine Bend                                    1979       1992        10-40 yrs
   Steeplechase                                 1982       1992        10-40 yrs
   Woodcliff                              1977, 1999       1993        10-40 yrs

Undeveloped Land

 TOTAL

Note: This schedule does not include the Company's 50% interest in a real estate partnership.

Note (a) Changes in real estate owned were as follows:

                                                                 2001               2000              1999
                                                            --------------    --------------    --------------
           Balance at beginning of year                     $  348,759,000    $  338,389,000    $  328,477,000
           Additions during period:
                  Investments in land                              361,000         1,647,000         1,000,000
                  Improvements                                     317,000         8,723,000         8,912,000
                                                            --------------    --------------    --------------
           Balance at end of year                           $  349,437,000    $  348,759,000    $  338,389,000
                                                            ==============    ==============    ==============

Note (b) Changes in accumulated depreciation of real estate assets owned were as follows:

                                                                 2001              2000               1999
                                                            --------------    ---------------   --------------
           Balance at beginning of year                     $   76,727,000    $    66,162,000   $   55,964,000
           Additions during period:
                  Depreciation on real estate assets             9,900,000         10,565,000       10,198,000
                                                            --------------    ---------------   --------------
           Balance at end of year                           $   86,627,000    $    76,727,000   $   66,162,000
                                                            ==============    ===============   ==============

Note (c) The income tax basis of real estate, net of accumulated tax depreciation, was approximately $272,778,000 at December 31, 2001.


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

                               FORM 10-K EXHIBITS


3.1          Articles of Incorporation                             Incorporated by Reference (16)
3.2          By-Laws, as amended                                   Incorporated by Reference (17)
4.0A         Form of Certificate for Common Stock, $.01 par        Incorporated by Reference (3)
              value
4.1A         Indenture for the Registrant's 8% Convertible         Incorporated by Reference (11)
              Subordinated Debentures, due 2003
4.2A         Debenture for the Registrant's 8% Convertible         Incorporated by Reference (11)
              Subordinated Debentures, due 2003
10.1A        Management Agreement                                  Incorporated by Reference (1)
10.1B        Amendment No. 1 to Management Agreement               Incorporated by Reference (3)
10.1C        Amendment No. 2 to Management Agreement               Incorporated by Reference (4)
10.1D        Amendment No. 3 to Management Agreement               Incorporated by Reference (8)
10.1E        Amendment No. 5 to Management Agreement               Incorporated by Reference (10)
10.1F        Amendment No. 4 to Management Agreement               Incorporated by Reference (14)
10.1G        Amendment No. 6 to Management Agreement               Incorporated by Reference (14)
10.1H        Amendment No. 7 to Management Agreement               Incorporated by Reference (14)
10.2         Form of Indemnification Agreement (which the          Incorporated by Reference (1)
              Company has entered into with each
              officer and director)
10.3         Form of Right of First Refusal which has been         Incorporated by Reference (2)
              entered into by the Company and each of
              Sidney W. Lassen and Sizeler Realty Co., Inc.
10.4         The Company's 1986 Stock Option Plan, as amended      Incorporated by Reference (8)
              through January 25, 1991*
10.5         Form of Deferred Compensation Agreement               Incorporated by Reference (9)
              (the Company has such an agreement with Sidney
              W. Lassen)*
10.6         The Company's 1989 Directors Stock Option Plan*       Incorporated by Reference (5)
10.7         Sizeler Property Investors, Inc. Incentive Award      Incorporated by Reference (12)
              Plan*
10.8         First Amendment to the Sizeler Property Investors,    Incorporated by Reference (12)
              Inc. Incentive Award Plan*
10.9         Sizeler Property Investors, Inc. 1994 Directors'      Incorporated by Reference (15)
              Stock Ownership Plan, as amended*
10.10        Agreement, as restated, between the Company and
              Sidney W. Lassen*                                    Filed herewith
10.11        Agreement, as restated, between the Company and       Filed herewith
              Thomas A. Masilla, Jr.* (The Company also has
              Compensation Plan Agreements with Robert A. Whelan
              and James W. Brodie, which are identical to
              Mr. Masilla's Agreement)
10.12        Non-Elective Deferred Compensation Agreement          Incorporated by Reference (13)
              between Company and Thomas A. Masilla, Jr.
              (The Company also has Non-Elective Deferred
              Compensation Agreements with Sidney W. Lassen
              and Robert A. Whelan and James W. Brodie,
              which are identical to Mr. Masilla's Agreement).*
10.13        The Company's 1996 Stock Option Plan, as amended*     Incorporated by Reference (15)
19.1         Shareholder Rights Agreement dated as of              Incorporated by Reference (6)
              August 6, 1998
19.2         Amendment No. 1 to Shareholder Rights Agreement       Incorporated by Reference (8)
21           List of Subsidiaries                                  Filed herewith
23.1         Consent of KPMG LLP                                   Filed herewith

(1) Incorporated by reference to the exhibits filed on November 5, 1986, with the Company's original registration statement on Form S-11 (No. 33-9973).
(2) Incorporated by reference to the exhibits filed on November 24, 1986, with Amendment No. 1 to the Company's registration statement on Form S-11.

(3) Incorporated by reference to the exhibits filed on January 14, 1987, with Amendment No. 3 to the Company's registration statement on Form S-11.
(4) Incorporated by reference to the exhibits filed on February 6, 1987, with Post-Effective Amendment No. 1 to the Company's registration statement on Form S-11.
(5) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated March 23, 1989.
(6) Incorporated by reference to the exhibit to the Company's Form 8-A, filed on August 26, 1998.
(7) Incorporated by reference to the Exhibit A to the Company's Proxy Statement, dated April 5, 1991.
(8)  Incorporated by reference to the exhibits filed with the Company's
     Form 10-K for the year ended December 31, 1990.
(9)  Incorporated by reference to the exhibits filed with the Company's
     Form 10-K for the year ended December 31, 1991.
(10) Incorporated by reference to the exhibits filed with the Company's
     Form 10-K for the year ended December 31, 1992.
(11) Incorporated by reference to the exhibits filed with the Company's Form 8-K dated May 26, 1993.
(12) Incorporated by reference to the exhibits filed on March 7, 1994, with the Company's registration statement on Form S-3 (No. 33-76134).
(13) Incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(14) Incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(15) Incorporated by reference to the exhibits to the Company's definitive proxy material for its 1997 Annual Meeting of Stockholders.
(16) Incorporated by reference to the exhibits filed with the Company's Form 8-K dated June 26, 2001.
(17) Incorporated by reference to the exhibits filed on October 25, 2001 with the Company's Registration Statement on Form S-4 (No. 333-72208).

*    Management compensation plan agreements.

                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                            SIZELER PROPERTY INVESTORS, INC.


                                            By:  /s/ ROBERT A. WHELAN
                                                 -------------------------------
                                                       Robert A. Whelan
                                                     Chief Financial Officer

Date:    March 28, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                               Title                             Date
---------------------------------------------    -----------------------------   --------------------------
By:          /s/  SIDNEY W. LASSEN               Chairman of the Board                  March 28, 2002
         ------------------------------------
                  Sidney W. Lassen               (Chief Executive Officer)

By:          /s/  THOMAS A. MASILLA              Vice-Chairman of the Board             March 28, 2002
         ------------------------------------
                  Thomas A. Masilla, Jr.         and President (Principal
                                                 Operating Officer)

By:          /s/   ROBERT A. WHELAN              Chief Financial Officer                March 28, 2002
         ------------------------------------
                   Robert A. Whelan              (Principal Financial Officer)

By:          /s/   J. TERRELL BROWN              Director                               March 28, 2002
         ------------------------------------
                   J. Terrell Brown

By:          /s/   FRANCIS L. FRAENKEL           Director                               March 28, 2002
         ------------------------------------
                   Francis L. Fraenkel

By:          /s/   HAROLD B. JUDELL              Director                               March 28, 2002
         ------------------------------------
                   Harold B. Judell

By:          /s/   JAMES W. MCFARLAND            Director                               March 28, 2002
         ------------------------------------
                   James W. McFarland

By:          /s/   RICHARD L. PEARLSTONE         Director                               March 28, 2002
         ------------------------------------
                   Richard L. Pearlstone

By:          /s/   THEODORE H. STRAUSS           Director                               March 28, 2002
         ------------------------------------
                   Theodore H. Strauss