Form 10-Q
period 2002-03-31
SIZELER PROPERTY INVESTORS INC
filed 2002-05-15
CIK 805419

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_______________________


                          Commission file number 1-9349

                        SIZELER PROPERTY INVESTORS, INC.
                        ---------------------------------
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     13,092,000 shares of Common Stock ($.0001 Par Value) were outstanding as of May 7, 2002.

                Sizeler Property Investors, Inc. and Subsidiaries

                                      INDEX


                                                                                Page

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


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                Sizeler Property Investors, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           ---------------------------


                                                                                     March 31            December 31
                                                                                      2002                  2001
                                                                                   (Unaudited)            (Audited)
                                                                                 --------------        ---------------
                      ASSETS
Real estate investments (Note A):
     Land                                                                       $    53,114,000      $    52,859,000
     Buildings and improvements, net of accumulated depreciation
         of $89,286,000 in 2002 and $86,627,000 in 2001                             208,295,000          209,951,000
     Investment in real estate partnership                                              852,000              847,000
                                                                                ---------------      ---------------
                                                                                    262,261,000          263,657,000

Cash and cash equivalents                                                             1,264,000            1,228,000
Accounts receivable and accrued revenue, net of allowance for
     doubtful accounts of $163,000 in 2002 and $165,000 in 2001                       4,625,000            2,724,000
Prepaid expenses and other assets                                                    10,606,000           10,425,000
                                                                                ---------------      ---------------

             Total Assets                                                       $   278,756,000      $   278,034,000
                                                                                ===============      ===============


          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes payable (Note C)                                                 $   110,646,000      $   111,223,000
Notes payable                                                                         2,204,000            2,390,000
Accounts payable and accrued expenses                                                 3,362,000            6,973,000
Tenant deposits and advance rents                                                       884,000              891,000
                                                                                ---------------      ---------------
                                                                                    117,096,000          121,477,000

Convertible subordinated debentures                                                  61,878,000           61,878,000
                                                                                ---------------      ---------------
             Total Liabilities                                                      178,974,000          183,355,000

SHAREHOLDERS' EQUITY

Series A preferred stock, 40,000 shares authorized, none issued                             ---                  ---
Series B preferred stock, liquidation preference $25 per share,
    2,476,000 shares authorized, none issued                                                ---                  ---
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding - 12,757,000 in 2002
    and 12,013,000 in 2001                                                                1,000                1,000
Excess stock, par value $0.0001 per share, 16,000,000 shares
    Authorized, none issued                                                                 ---                  ---
Additional paid-in capital                                                          158,976,000          152,266,000
Cumulative net income                                                                43,115,000           41,920,000
Cumulative distributions paid                                                      (102,310,000)         (99,508,000)
                                                                                ---------------      ---------------
                                                                                     99,782,000           94,679,000
                                                                                ---------------      ---------------

             Total Liabilities and Shareholders' Equity                         $   278,756,000      $   278,034,000
                                                                                ===============      ===============

                 See notes to consolidated financial statements.

                Sizeler Property Investors, Inc. and Subsidiaries
                        Consolidated Statements of Income
                        ---------------------------------
                                   (unaudited)

                                                   Three Months Ended March 31
                                                  -----------------------------
                                                      2002              2001
                                                  -----------       -----------

OPERATING REVENUE (Note A)
   Rents and other income                         $ 13,101,000      $ 13,125,000
   Equity in income of partnership                      34,000            31,000
                                                  ------------      ------------
                                                    13,135,000        13,156,000
                                                  ------------      ------------
OPERATING EXPENSES
   Utilities                                           487,000           564,000
   Real estate taxes                                   999,000           988,000
   Administrative expenses                           1,365,000         1,303,000
   Operations and maintenance                        1,957,000         1,933,000
   Other operating expenses                          1,007,000           890,000
   Depreciation and amortization                     2,823,000         2,833,000
                                                  ------------      ------------
                                                     8,638,000         8,511,000
                                                  ------------      ------------
INCOME FROM OPERATIONS                               4,497,000         4,645,000

   Interest expense                                  3,306,000         3,982,000
                                                  ------------      ------------

NET INCOME                                        $  1,191,000      $    663,000
                                                  ============      ============


   Net income per share                        $          0.10   $          0.08
                                               ===============   ===============

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                            12,236,000         8,107,000
                                               ===============   ===============

                 See notes to consolidated financial statements.

                Sizeler Property Investors, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (unaudited)



                                                                                     Three Months Ended March 31
                                                                                -------------------------------------
                                                                                     2002                  2001
                                                                                ---------------      ----------------
OPERATING ACTIVITIES:
    Net income                                                                      $ 1,191,000           $   663,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization                                            2,823,000             2,833,000
             Decrease (increase) in accounts receivable and accrued revenue             694,000              (298,000)
             Increase in prepaid expenses and other assets                             (686,000)             (112,000)
             Decrease in accounts payable and accrued expenses                       (3,607,000)           (1,721,000)
                                                                                    -----------           -----------
                  Net Cash Provided by Operating Activities                             415,000             1,365,000
                                                                                    -----------           -----------


INVESTING ACTIVITIES:

             Acquisitions of and improvements to real estate investments             (1,266,000)           (1,484,000)
                                                                                    ------------          -----------
Net Cash Used in Investing Activities                                                (1,266,000)           (1,484,000)
                                                                                    ------------          -----------


FINANCING ACTIVITIES:

    Principal payments on mortgage notes payable                                       (577,000)             (534,000)
    Net (payments) proceeds on notes payable to banks                                  (186,000)            1,197,000
    Decrease (increase) in mortgage escrow deposits and debt issuance costs             329,000              (669,000)
    Cash dividends to shareholders                                                   (2,802,000)           (1,871,000)
    Proceeds from issuance of shares of common stock pursuant to
         direct stock purchase, stock option, and stock award plans                   4,123,000               876,000
                                                                                    -----------           -----------
                  Net Cash Provided by (Used in) Financing Activities                   887,000            (1,001,000)
                                                                                    -----------           -----------

    Net increase (decrease) in cash and cash equivalents                                 36,000            (1,120,000)

    Cash and cash equivalents at beginning of period                                  1,228,000             1,896,000
                                                                                    -----------           -----------

                  CASH AND CASH EQUIVALENTS
                       AT END OF PERIOD                                             $ 1,264,000           $   776,000
                                                                                    ===========           ===========


     Cash interest payments, net of capitalized interest                            $ 4,550,000           $ 5,526,000
                                                                                    ===========           ===========


                 See notes to consolidated financial statements

Sizeler Property Investors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

March 31, 2002

NOTE A -- BASIS OF PRESENTATION

As of March 31, 2002, the Company's real estate portfolio included interests in fifteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-seven of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other thirteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the "Company".

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

Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated balance sheet at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 2001 Consolidated Financial Statements to conform with the 2002 financial statement presentation.

NOTE C -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings and improvements. At March 31, 2002, mortgage notes payable totalled approximately $110.6 million. Individual notes ranged from $2.9 million to $19.0 million, with fixed rates of interest ranging from 6.85% to 8.25% and maturity dates ranging from May 1, 2008 to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $132.4 million at March 31, 2002, with individual property net book values ranging from $2.2 million to $29.4 million.

NOTE D - SEGMENT DISCLOSURE

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately as each requires different operating strategies and management expertise. There are no intersegment sales or transfers.

The Company assesses and measures segment operating results based on a performance measure referred to as Net Operating Income and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding depreciation, administrative and interest expense). Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three-month periods ended March 31, 2002 and 2001.

                                                    Quarter Ended March 31
                                                  ---------------------------
                                                      2002            2001
Retail:                                           -----------     -----------
     Operating revenue                            $ 7,136,000     $ 7,277,000
     Operating expenses                            (2,207,000)     (2,269,000)
                                                  -----------     -----------
Net operating income - retail                       4,929,000       5,008,000

Apartments:
     Operating revenue                              5,999,000       5,879,000
     Operating expenses                            (2,243,000)     (2,106,000)
                                                  -----------     -----------
Net operating income - apartments                   3,756,000       3,773,000

Net operating income - total                        8,685,000       8,781,000

     Administrative expenses                       (1,365,000)     (1,303,000)
     Depreciation                                  (2,823,000)     (2,833,000)
                                                  -----------     -----------
Income from operations                              4,497,000       4,645,000

     Interest expense                              (3,306,000)     (3,982,000)
                                                  -----------     -----------

Net income                                        $ 1,191,000     $   663,000
                                                  ============    ===========

                                                          March 31
                                               ------------------------------
                                                    2002             2001
                                               --------------  --------------
Gross real estate investments:

     Retail                                      $211,748,000    $213,822,000
     Apartments                                   139,799,000     137,335,000
                                                 ------------    ------------
                                                 $351,547,000    $351,157,000
                                                 ============    ============
NOTE E - SUBSEQUENT EVENTS

Exchange offer. On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, consisting of $27,299,000 of the Company's 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company's 9.75% Series B cumulative redeemable preferred stock (at $25 per share).

Cash offering. On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009, Series 5/8/02 and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share).

The exchange offering and proceeds from the subsequent cash offering totaled $65 million, consisting of $56,599,000 of the Company's 9.0% convertible subordinated debentures and 336,040 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). The Company will use the net proceeds from the cash offering to redeem all outstanding 8.0% convertible subordinated debentures due July 15, 2003 (in accordance with the Indenture governing the Old Debentures).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended March 31, 2002 and 2001

Total operating revenues were approximately $13.1 million for the three-month period ended March 31, 2002, compared to $13.2 million earned a year ago. In August of 2001, the Company sold its Camelot Plaza Shopping Center, located in San Antonio, Texas. Accordingly, total operating revenues were $13.0 million on same-store revenue for the three-month period ended March 31, 2001, normalized to account for the disposition of Camelot Shopping Center. At March 31, 2002, retail and apartment properties were 92% and 96% leased, respectively, generating operating revenues of $7.1 million and $6.0 million, respectively. First quarter operating costs were relatively consistent compared to the 2001 level. Net operating income totaled $8.7 million for the three months ended March 31, 2002, compared to $8.8 million in 2001, or $8.6 million same-store net operating income, normalized to account for the disposition of Camelot Shopping Center.

Interest expense for the three months ended March 31, 2002 decreased $676,000 from the prior year. This reduction was due to a decrease in the Company's outstanding floating rate bank debt, which totaled $2.2 million, with an average rate of 3.95% at March 31, 2002, compared to $36.9 million, with an average rate of 7.60% in the prior year.

Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At March 31, 2002, the Company had $1.3 million in cash and cash equivalents and $50 million in committed bank lines of credit facilities, of which approximately $47.8 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities decreased $950,000 in 2002 compared to the same period in 2001. The decrease was principally attributable to a decrease in short-term payables.

Net cash flows used in investing activities decreased approximately $218,000 in 2002 from 2001, primarily attributable to decreased redevelopment activities.

Net cash flows provided by financing activities increased $1.9 million in 2002 from 2001 due to (i) an increase in cash proceeds of approximately $3.3 million from the issuance of common stock pursuant to the direct stock purchase and dividend reinvestment plan; (ii) increased cash dividends to shareholders of $931,000 resulting from additional shares outstanding and (iii) a $400,000 reduction in cash proceeds due to lower usage of bank lines.

On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, consisting of $27,299,000 of the Company's 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company's 9.75% Series B cumulative redeemable preferred stock (at $25 per share).

On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009, Series 5/8/02 and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share).

The exchange offering and proceeds from the subsequent cash offering totaled $65 million, consisting of $56,599,000 of the Company's 9.0% convertible subordinated debentures and 336,040 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). The Company will use the net proceeds from the cash offering to redeem all outstanding 8.0% convertible subordinated debentures due July 15, 2003 (in accordance with the Indenture governing the Old Debentures).

As of March 31, 2002, fourteen of the Company's properties, comprising approximately 50% of its gross investment in real estate, were subject to a total of $110.6 million in mortgage obligations, all of which are long-term, non-recourse and bear fixed rates of interest for fixed terms. The remaining fifteen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

The Company's current dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, as well as other factors. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on May 10, 2002, declared a cash dividend of $0.23 per share for the period January 1, 2002 through March 31, 2002, payable on June 4, 2002 to shareholders of record as of May 27, 2002.

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

Funds from operations (FFO) is defined by the Company as net income, excluding gains or losses from sales of property and those items defined as extraordinary under accounting principles generally accepted in the United States of America
(GAAP), certain non-recurring charges, plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect funds from operations on the same basis. Funds from operations do not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. Funds from operations should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity. A reconciliation of net income to basic and diluted funds from operations is presented below (in thousands):


                                                       Quarter Ended March 31
                                       -------------------------------------------------------------
                                                   2002                            2001
                                       ------------------------------ ------------------------------
                                          ($000)           Shares          ($000)           Shares
                                       --------------   ------------- -----------------  -----------
Net Income                                 $1,191          12,236          $  663           8,107
     Additions:
        Depreciation                        2,823                           2,833
        Partnership depreciation                9                               9
     Deductions:
        Minority depreciation                  14                              12
        Amortization costs                    149                             157
                                           ------         -------          ------         -------
Funds from Operations - Basic              $3,860          12,236          $3,336           8,107


Interest on convertible debentures          1,238                           1,238
Amortization of debenture
        issuance costs                         61                              60
                                           ------         -------          ------         -------
Funds from Operations - Diluted            $5,159          17,073          $4,634          12,944
                                           ======         =======          ======         =======


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

New Accounting Pronouncements

Business Combinations and Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. In accordance with Statement 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 was adopted by the Company effective January 1, 2002 and requires that the Company reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. No such impairment losses were recognized in the first quarter of 2002.

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) which supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (Statement 121). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
121. Statement 144 was adopted by the Company effective January 1, 2002. Its adoption had no material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 2001. There have been no material changes during the first three months of 2002.

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

                                   SIZELER PROPERTY INVESTORS, INC.
                                   -------------------------------
                                              (Registrant)


                                   By:  /S/ ROBERT A. WHELAN
                                        --------------------------------------
                                               Robert A. Whelan
                                            Chief Financial Officer

Date:  May 14, 2002