Form 10-Q
period 2002-06-30
SIZELER PROPERTY INVESTORS INC
filed 2002-08-13
CIK 805419

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to


                          Commission file number 1-9349
                                                -------

                        SIZELER PROPERTY INVESTORS, INC.
                    ----- ---------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                   72-1082589
-------------------------------              --------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA               70062
------------------------------------------           --------------
 (Address of principal executive offices)             (Zip code)

       Registrant's telephone number, including area code: (504) 471-6200
                                                          ---------------


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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                         ----     ----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

13,091,000 shares of Common Stock ($.0001 Par Value) were outstanding as of August 12, 2002.

                Sizeler Property Investors, Inc. and Subsidiaries

                                      INDEX

                                                                                    Page
                                                                                    ----

Part I:  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                          3
                  Consolidated Statements of Income                                    4
                  Consolidated Statements of Cash Flows                                5
                  Notes to Consolidated Financial Statements                         6-8
                  Independent Accountants' Review Report                               9

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                          10-13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk          13


Part II: Other Information

         Item 1.  Legal Proceedings                                                   13

         Item 2.  Changes in Securities                                               13

         Item 3.  Defaults upon Senior Securities                                     13

         Item 4.  Submission of Matters to a Vote of Security Holders                 14

         Item 5.  Other Information                                                   14

         Item 6.  Exhibits and Reports on Form 8-K                                    14


Signature                                                                             14


PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                Sizeler Property Investors, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                   June 30               December 31
                                                                                    2002                    2001
          ASSETS                                                                (Unaudited)              (Audited)
                                                                                -------------           -------------
Real estate investments (Notes A and C):
     Land                                                                       $  53,216,000           $  52,859,000
     Buildings and improvements, net of accumulated depreciation
         of $91,945,000 in 2002 and $86,627,000 in 2001                           207,949,000             209,951,000
     Investment in real estate partnership                                            846,000                 847,000
                                                                                -------------           -------------
                                                                                  262,011,000             263,657,000

Cash and cash equivalents                                                           4,106,000               1,228,000
Accounts receivable and accrued revenue, net of allowance for
     doubtful accounts of $175,000 in 2002 and $165,000 in 2001                     1,922,000               2,724,000
Prepaid expenses and other assets                                                  12,199,000              10,425,000
                                                                                -------------           -------------

             Total Assets                                                       $ 280,238,000           $ 278,034,000
                                                                                =============           =============


          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes payable (Note D)                                                 $ 110,065,000           $ 111,223,000
Notes payable                                                                         200,000               2,390,000
Accounts payable and accrued expenses                                               4,605,000               6,973,000
Tenant deposits and advance rents                                                     897,000                 891,000
                                                                                -------------           -------------
                                                                                  115,767,000             121,477,000

Convertible subordinated debentures (Note F)                                       56,599,000              61,878,000
                                                                                -------------           -------------
             Total Liabilities                                                    172,366,000             183,355,000

SHAREHOLDERS' EQUITY

Series A preferred stock, 40,000 shares authorized, none issued                          --                      --
Series B preferred stock, par value $0.0001 per share,
    liquidation preference $25 per share, 2,476,000 shares authorized,
    336,000 issued and outstanding in 2002, none in 2001                                1,000                    --
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding - 13,091,000 in 2002
    and 12,013,000 in 2001                                                              1,000                   1,000
Excess stock, par value $0.0001 per share, 16,000,000 shares
    authorized, none issued                                                              --                      --
Additional paid-in capital                                                        169,682,000             152,266,000
Cumulative net income                                                              43,516,000              41,920,000
Cumulative distributions paid                                                    (105,328,000)            (99,508,000)
                                                                                -------------           -------------
                                                                                  107,872,000              94,679,000
                                                                                -------------           -------------

             Total Liabilities and Shareholders' Equity                         $ 280,238,000           $ 278,034,000
                                                                                =============           =============


                 See notes to consolidated financial statements.

                Sizeler Property Investors, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)


                                                  Quarter Ended June 30                Six Months Ended June 30
                                            --------------------------------        -------------------------------
                                                2002                2001                2002               2001
                                            ------------        ------------        ------------       ------------
OPERATING REVENUE (Note A)
     Rents and other income                 $ 13,113,000        $ 13,050,000        $ 26,209,000       $ 26,175,000
     Equity in income of partnership              24,000              26,000              58,000             57,000
                                            ------------        ------------        ------------       ------------
                                              13,137,000          13,076,000          26,267,000         26,232,000
                                            ------------        ------------        ------------       ------------
OPERATING EXPENSES
     Utilities                                   581,000             605,000           1,067,000          1,169,000
     Real estate taxes                           999,000             988,000           1,998,000          1,976,000
     Administrative expenses                   1,395,000           1,296,000           2,810,000          2,600,000
     Operations and maintenance                1,937,000           1,933,000           3,895,000          3,865,000
     Other operating expenses                  1,300,000             870,000           2,252,000          1,759,000
     Depreciation and amortization             2,826,000           2,831,000           5,649,000          5,665,000
                                            ------------        ------------        ------------       ------------
                                               9,038,000           8,523,000          17,671,000         17,034,000
                                            ------------        ------------        ------------       ------------
INCOME FROM OPERATIONS                         4,099,000           4,553,000           8,596,000          9,198,000

     Interest expense                          3,543,000           3,857,000           6,849,000          7,839,000
                                            ------------        ------------        ------------       ------------
NET INCOME BEFORE EXTRAORDINARY ITEM             556,000             696,000           1,747,000          1,359,000

Extraordinary item - early
extinguishment of debt                          (155,000)               --              (155,000)             --
                                            ------------        ------------        ------------       ------------
NET INCOME                                  $    401,000        $    696,000        $  1,592,000       $  1,359,000
                                            ============        ============        ============       ============
NET INCOME ALLOCATION:
     Allocable to preferred shareholders         137,000                --               137,000              --
     Allocable to common shareholders            264,000             696,000           1,455,000          1,359,000
                                            ------------        ------------        ------------       ------------
NET INCOME                                  $    401,000        $    696,000        $  1,592,000       $  1,359,000
                                            ============        ============        ============       ============
Net income per common share - basic
and diluted
     Income before extraordinary item       $       0.03        $       0.08        $       0.13       $       0.17
     Extraordinary item                            (0.01)               --                 (0.01)             --
                                            ------------        ------------        ------------       ------------
     Net income                             $       0.02        $       0.08        $       0.12       $       0.17
                                            ============        ============        ============       ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   12,990,000           8,203,000          12,615,000          8,155,000
                                            ============        ============        ============       ============

                 See notes to consolidated financial statements.

                Sizeler Property Investors, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                               Six Months Ended June 30
                                                                                           --------------------------------
                                                                                               2002                 2001
                                                                                           ------------        ------------
OPERATING ACTIVITIES:
     Net income                                                                            $  1,592,000        $  1,359,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Extraordinary item - early extinguishment of debt                                  155,000                --
             Depreciation and amortization                                                    5,649,000           5,665,000
             Decrease in accounts receivable and accrued revenue                                820,000             329,000
             Increase in prepaid expenses and other assets                                   (1,022,000)         (1,196,000)
             (Decrease) increase in accounts payable and accrued expenses                    (2,367,000)            178,000
                                                                                           ------------        ------------
                 Net Cash Provided by Operating Activities                                    4,827,000           6,335,000
                                                                                           ------------        ------------
INVESTING ACTIVITIES:
     Acquisitions of and improvements to real estate investments                             (3,691,000)         (3,208,000)
                                                                                           ------------        ------------
                 Net Cash Used in Investing Activities                                       (3,691,000)         (3,208,000)
                                                                                           ------------        ------------
FINANCING ACTIVITIES:
     Principal payments on mortgage notes payable                                            (1,158,000)         (1,083,000)
     Net payments on notes payable to banks                                                  (2,190,000)         (1,655,000)
     Decrease in mortgage escrow deposits                                                       468,000             453,000
     Cash dividends to shareholders                                                          (5,820,000)         (3,757,000)
     Cash redemption of debentures                                                          (33,811,000)               --
     Proceeds from debenture offering                                                        29,300,000                --
     Proceeds from preferred stock offering                                                   7,633,000                --
     Debenture issuance costs                                                                (1,967,000)               --
     Proceeds from issuance of shares of common stock pursuant to direct stock purchase and dividend reinvestment, stock option,
          and stock award plans                                                               9,287,000           1,668,000
                                                                                           ------------        ------------
                 Net Cash Provided by (Used in) Financing Activities                          1,742,000          (4,374,000)
                                                                                           ------------        ------------
Net increase (decrease) in cash and cash equivalents                                          2,878,000          (1,247,000)

Cash and cash equivalents at beginning of year                                                1,228,000           1,896,000
                                                                                           ------------        ------------
                 CASH AND CASH EQUIVALENTS
                      AT END OF PERIOD                                                     $  4,106,000        $    649,000
                                                                                           ============        ============

Cash interest payments, net of capitalized interest                                        $  7,737,000        $  8,117,000
                                                                                           ============        ============


                 See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

June 30, 2002

NOTE A -- BASIS OF PRESENTATION

As of June 30, 2002, the Company's real estate portfolio included interests in fifteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-seven of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other thirteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the "Company", and are properly reflected on the Company's Consolidated Balance Sheet.

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

Operating results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated balance sheet at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 2001 Consolidated Financial Statements to conform with the 2002 consolidated financial statement presentation.

NOTE C -- REAL ESTATE INVESTMENTS

On April, 2002, the Company signed a construction contract for approximately $12.0 million for the construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida. Construction is currently underway on the development that will add approximately 200 units to the existing portfolio. The development is expected to be completed in early 2003.

NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings and improvements. At June 30, 2002, mortgage notes payable totalled approximately $110.1 million. Individual notes ranged from $2.2 million to $18.7 million, with fixed rates of interest ranging from 6.85% to 8.25% and maturity dates ranging from May 1, 2008 to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $131.7 million at June 30, 2002, with individual property net book values ranging from $2.2 million to $29.1 million.

NOTE E -- SEGMENT DISCLOSURE

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately as each requires different operating strategies and management expertise. Subsequent to consolidation, there are no intersegment sales or transfers.

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

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three- and six-month periods ended June 30, 2002 and 2001.


                                                 Quarter Ended June 30                 Six Months Ended June 30
                                           --------------------------------        --------------------------------
Retail:                                          2002                2001               2002               2001
                                           ------------        ------------        ------------        ------------
      Operating revenue                    $  7,026,000        $  7,067,000        $ 14,157,000        $ 14,344,000
      Operating expenses                     (2,280,000)         (2,215,000)         (4,432,000)         (4,478,000)
                                           ------------        ------------        ------------        ------------
Net operating income - retail                 4,746,000           4,852,000           9,725,000           9,866,000

Apartments:
      Operating revenue                       6,111,000           6,009,000          12,110,000          11,888,000
      Operating expenses                     (2,537,000)         (2,181,000)         (4,780,000)         (4,291,000)
                                           ------------        ------------        ------------        ------------
Net operating income - apartments             3,574,000           3,828,000           7,330,000           7,597,000

Net operating income - total                  8,320,000           8,680,000          17,055,000          17,463,000

      Administrative expenses                (1,395,000)         (1,296,000)         (2,810,000)         (2,600,000)
      Depreciation                           (2,826,000)         (2,831,000)         (5,649,000)         (5,665,000)
                                           ------------        ------------        ------------        ------------
Income from operations                        4,099,000           4,553,000           8,596,000           9,198,000

      Interest expense                       (3,543,000)         (3,857,000)         (6,849,000)         (7,839,000)
                                           ------------        ------------        ------------        ------------
Net income before extraordinary item            556,000             696,000           1,747,000           1,359,000

      Extraordinary item - early
           extinguishment of debt              (155,000)               --              (155,000)               --
                                           ------------        ------------        ------------        ------------
Net income                                 $    401,000        $    696,000        $  1,592,000        $  1,359,000
                                           ============        ============        ============        ============

                                                        June 30
                                           --------------------------------
                                                2002               2001
                                           ------------        ------------
Gross real estate
investments:
      Retail                               $212,583,000        $214,921,000
      Apartments                            141,373,000         137,950,000
                                           ------------        ------------
                                           $353,956,000        $352,871,000
                                           ============        ============


NOTE F -- DEBT REFINANCING

Exchange offer. On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, to exchange into $27,299,000 of the Company's 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company's 9.75% Series B cumulative redeemable preferred stock (at $25 per share). The exchange offer is excluded from the consolidated statement of cash flows.

Cash offering. On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009, Series 5/8/02 and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). Cash proceeds of these offerings were $36,933,000.

After completion of the exchange offer and the application of the net proceeds of the cash offering to redeem outstanding Old Debentures in accordance with the Indenture governing the Old Debentures, all of the $61,878,000 principal amount of the Old Debentures had been retired. The Company now has outstanding $56,599,000 principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 336,040 shares of its 9.75% cumulative redeemable preferred stock (with a liquidation price of $25 per share plus accumulated dividends).

NOTE G -- ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. In accordance with Statement 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 was adopted by the Company effective January 1, 2002 and requires that the Company reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. No such impairment losses were recognized in the first six months of 2002.

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

NOTE H -- SUBSEQUENT EVENTS

On August 2, 2002, the Company signed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community, consisting of approximately 150 units, to be built in proximity to the Company's North Shore Square Mall located in Slidell, Louisiana.

On August 5, 2002, the Company purchased 9.0 acres of developable land adjacent to its new Slidell apartment community development for a purchase price of approximately $280,000.

                     Independent Accountants' Review Report

Shareholders and Board of Directors
Sizeler Property Investors, Inc.


We have reviewed the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2002, except for Note I as to which the date is March 7, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                        KPMG LLP



New Orleans, Louisiana
July 19, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended June 30, 2002 and 2001

Total operating revenues were approximately $13.1 million for the three-month period ended June 30, 2002, compared to $12.9 million, on a same-store basis, earned a year ago. Operating revenues in 2001 included the effect of Camelot Shopping Center, which was sold in July, 2001. Operating revenues for 2001 were $13.1 million. At June 30, 2002, retail and apartment properties were 92% and 96% leased, respectively, generating operating revenues of $7.0 million and $6.1 million, respectively. Second quarter operating costs were $4.8 million in 2002, compared to $4.4 million in 2001. The increase in costs was primarily due to increased property insurance costs and real estate taxes. Net operating income totaled $8.3 million for the three months ended June 30, 2002, compared to $8.6 million, on a same-store basis, earned in 2001. Net operating income for 2001 was $8.7 million.

Interest expense for the three months ended June 30, 2002 decreased $314,000 compared to the same period last year. Interest expense was reduced due to the Company's issuance of marketable securities which reduced the Company's floating rate bank debt. The average credit line interest rate was 3.80% for the three months ended June 30, 2002, compared to 6.40% in the prior year. The reduction in bank debt interest was partially offset by increased interest expense related to the Company's 9.0% convertible subordinated debentures due in 2009.

Comparison of the Six Months Ended June 30, 2002 and 2001

Operating revenues totaled $26.3 million for the six-month period ended June 30, 2002, compared to $25.8 million, on a same-store basis, earned a year ago. Operating revenues in 2001 included the effect of Camelot Shopping Center, which was sold in July, 2001. Operating revenues for 2001 were $26.2 million. Operating costs were $9.2 million in 2002, compared to $8.8 million in 2001. The increase in operating costs was due primarily to increased property insurance costs and real estate taxes. Net operating income totaled $17.1 million for the six months ended June 30, 2002, compared to $17.2 million, on a same-store basis, earned in 2001. Net operating income for 2001 was $17.5 million. Interest expense for the six months ended June 30, 2002 decreased approximately $1.0 million compared to 2001. Interest expense was reduced due to the Company's issuance of marketable securities which reduced the Company's floating rate bank debt. The average credit line interest rate was 3.92% for the six months ended June 30, 2002, compared to 7.02% in the prior year. The reduction in bank debt interest was partially offset by increased interest expense related to the Company's 9.0% convertible subordinated debentures due in 2009.

Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At June 30, 2002, the Company had $4.1 million in cash and cash equivalents and $50 million in committed bank lines of credit facilities, of which approximately $49.8 million was available. The bank lines are renewable on an annual basis and utilization is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities decreased $1.5 million in 2002 compared to the same period in 2001. The decrease was principally attributable to a decrease in short-term payables.

Net cash flows used in investing activities increased approximately $483,000 in 2002 from 2001, primarily attributable to increased development activities.

Net cash flows provided by financing activities increased approximately $6.1 million in 2002 from 2001 due to (i) an increase in net cash proceeds of approximately $7.6 million from the issuance of common stock primarily pursuant to the direct stock purchase and dividend reinvestment plan; (ii) net cash proceeds of $35.0 million from the offering for cash of debentures and preferred stock of which $33.8 million was used to retire existing debentures and the remaining $1.2 million is available for general corporate purposes; (iii) increased cash dividends to shareholders of $2.1 million resulting from additional shares outstanding and (iv) a $610,000 reduction in cash proceeds due to lower usage of bank lines and payments on mortgage notes payable.

On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, to exchange into $27,299,000 of the Company's 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company's 9.75% Series B cumulative redeemable preferred stock (at $25 per share).

On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009, Series 5/8/02 and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). Cash proceeds of these offerings were $36,933,000.

After completion of the exchange offer and the application of the net proceeds of the cash offering to redeem outstanding Old Debentures in accordance with the Indenture governing the Old Debentures, all of the $61,878,000 principal amount of the Old Debentures had been retired. The Company now has outstanding $56,599,000 principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 336,040 shares of its 9.75% cumulative redeemable preferred stock (with a liquidation price of $25 per share plus accumulated dividends). The Board of Directors, on July 19, 2002, declared a cash dividend of $.609375 on the Company's Series B cumulative redeemable preferred stock ("preferred stock"), payable on August 15, 2002, to shareholders of record on July 31, 2002. The Board of Directors, on August 9, 2002, declared a cash dividend of $.609375 on the Company's preferred stock, payable on November 15, 2002, to shareholders of record on October 31, 2002. The terms of the preferred stock will require the Company to pay quarterly dividends of $.609375 per preferred share on a quarterly basis. The dividend on the preferred stock must be declared before a quarterly dividend on common stock may be declared.

As of June 30, 2002, fourteen of the Company's properties, comprising approximately 50% of its gross investment in real estate, were subject to a total of $110.1 million in mortgage obligations, all of which are long-term, generally non-recourse and bear fixed rates of interest for fixed terms. The remaining fifteen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

The Company's current common stock dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, as well as other factors. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on August 9, 2002, declared a cash dividend on common stock of $0.23 per share for the period April 1, 2002 through June 30, 2002, payable on September 5, 2002 to shareholders of record as of August 30, 2002.

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



                                                         Quarter Ended June 30
                                            ---------------------------------------------
                                                   2002                       2001
                                            -------------------       -------------------
                                            ($000)       Shares       ($000)       Shares
                                            ------       ------       ------       ------
Net Income                                  $  401       12,990       $  696        8,203
     Additions:
         Depreciation                        2,826                     2,831
         Partnership depreciation                9                         9
         Early extinguishment of debt          155
     Deductions:
         Minority depreciation                  12                        13
         Amortization costs                    150                       156
                                            ------       ------       ------       ------
Funds from Operations - Basic               $3,229       12,990       $3,367        8,203

Interest on convertible debentures           1,503                     1,237
Amortization of debenture
         issuance costs                         64                        60
                                            ------       ------       ------       ------
Funds from Operations - Diluted             $4,796       18,973       $4,664       13,040
                                            ======       ======       ======       ======

                                                       Six Months Ended June 30
                                            ---------------------------------------------
                                                   2002                      2001
                                            -------------------       -------------------
                                            ($000)       Shares       ($000)       Shares
                                            ------       ------       ------       ------
Net Income                                  $1,592       12,615       $1,359        8,155
     Additions:
         Depreciation                        5,649                     5,665
         Partnership depreciation               19                        17
         Early extinguishment of debt          155
     Deductions:
         Minority depreciation                  27                        25
         Amortization costs                    299                       314
                                            ------       ------       ------       ------
Funds from Operations - Basic               $7,089       12,615       $6,702        8,155

Interest on convertible debentures           2,741                     2,475
Amortization of debenture
         issuance costs                        125                       122
                                            ------       ------       ------       ------
Funds from Operations - Diluted             $9,955       18,028       $9,299       12,992
                                            ======       ======       ======       ======

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

New Accounting Pronouncements

During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003.

Future Results

This Form 10-Q and other documents prepared and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties;
(c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company's properties; (h) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (i) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (j) increases in interest rates; (k) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (l) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 2001. There have been no material changes during the first six months of 2002.

PART II

                                Other Information

Item 1. Legal Proceedings.

        The Company operates in various states in the Gulf South and has subsidiaries and other affiliates domiciled in those states owning titles to the properties in their respective states. There are no pending legal proceedings to which the Company or any subsidiary or affiliate is a party or to which any of its properties is subject which in the opinion of management and its litigation counsel has resulted or will result in any material adverse effect to the financial position of the Company as a whole.

Item 2. Changes in Securities.

        In the second quarter of 2002, the Company issued 336,040 shares of Series B, cumulative redeemable preferred stock (NYSE:SIZPRB) and $56,599,000 of 9.0% convertible subordinated debentures pursuant to the refinancing of its 8.0% convertible subordinated debentures. The Company redeemed all of its outstanding 8.0% convertible subordinated debentures ($61,878,000) due July 15, 2003 (in accordance with the Indenture governing the Old Debentures).

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        At the Company's Annual Meeting of Shareholders, held on May 10, 2002, the following matters were submitted for voting by the shareholders:

        1) Election of Directors- The shareholders re-elected Francis L. Fraenkel and Sidney W. Lassen to serve until the 2005 Annual Meeting of Shareholders or until their successors are duly elected and qualified (the terms of J. Terrell Brown, Harold B. Judell, Thomas A. Masilla, Jr., James W. McFarland, Richard L. Pearlstone and Theodore H. Strauss continued after the meeting).

                                         Votes              Votes
             Directors                    For             Withheld
             ---------                 ----------         --------
             Francis L. Fraenkel       11,204,959         321,481
             Sidney W. Lassen          11,229,490         296,950

        2) Proposal to amend the Company's 1996 Stock Option Plan to (i) increase the total number of shares of common stock available under the plan, (ii) to increase the number of shares of common stock with respect to which options may be granted to non-employee directors individually and as a group, and (iii) to modify the definition of a "change of control." The shareholders approved the proposal with 5,192,262 votes for, 1,283,545 votes against and 270,812 abstentions.

        3) Proposal to amend the Company's 1994 Directors' Stock Ownership Plan to increase the number of shares of common stock granted to non-employee directors on an annual basis. The shareholders approved the proposal with 10,311,122 votes for, 1,052,646 votes against and 162,672 abstentions.

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

Date: August 13, 2002