Form 10-Q
period 2002-09-30
SIZELER PROPERTY INVESTORS INC
filed 2002-11-13
CIK 805419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                              -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------


                          Commission file number 1-9349
                                                 ------

                        SIZELER PROPERTY INVESTORS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                     72-1082589
-------------------------------                 --------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                 70062
------------------------------------------     ---------------------------------
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

13,091,000 shares of Common Stock ($.0001 Par Value) were outstanding as of November 4, 2002.

                Sizeler Property Investors, Inc. and Subsidiaries

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I:  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                           3
                  Consolidated Statements of Income                                     4
                  Consolidated Statements of Cash Flows                                 5
                  Notes to Consolidated Financial Statements                        6 - 8
                  Independent Accountants' Review Report                                9

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         10 - 13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk           13

         Item 4.  Controls and Procedures                                              13

Part II: Other Information

         Item 1.  Legal Proceedings                                                    14

         Item 2.  Changes in Securities                                                14

         Item 3.  Defaults upon Senior Securities                                      14

         Item 4.  Submission of Matters to a Vote of Security Holders                  14

         Item 5.  Other Information                                                    14

         Item 6.  Exhibits and Reports on Form 8-K                                     14


Signature                                                                              14

Certifications                                                                    15 - 16

PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                Sizeler Property Investors, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                  September 30          December 31
                                                                                       2002                2001
          ASSETS                                                                   (Unaudited)          (Audited)
                                                                                  -------------      ---------------
Real estate investments (Notes A and C):
     Land                                                                         $  53,631,000    $      52,859,000
     Buildings and improvements, net of accumulated depreciation
         of $94,623,000 in 2002 and $86,627,000 in 2001                             209,495,000          209,951,000
     Investment in real estate partnership                                              842,000              847,000
                                                                                ---------------      ---------------
                                                                                    263,968,000          263,657,000

Cash and cash equivalents                                                             3,508,000            1,228,000
Accounts receivable and accrued revenue, net of allowance for
     doubtful accounts of $158,000 in 2002 and $165,000 in 2001                       1,479,000            2,724,000
Prepaid expenses and other assets                                                    11,443,000           10,425,000
                                                                                ---------------      ---------------

             Total Assets                                                       $   280,398,000      $   278,034,000
                                                                                ===============      ===============

          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Mortgage notes payable (Note D)                                                 $   109,481,000      $   111,223,000
Notes payable                                                                         2,277,000            2,390,000
Accounts payable and accrued expenses                                                 5,814,000            6,973,000
Tenant deposits and advance rents                                                       885,000              891,000
                                                                                ---------------      ---------------
                                                                                    118,457,000          121,477,000

Convertible subordinated debentures                                                  56,599,000           61,878,000
                                                                                ---------------      ---------------
             Total Liabilities                                                      175,056,000          183,355,000

SHAREHOLDERS' EQUITY

Series A preferred stock, 40,000 shares authorized, none issued                             ---                  ---
Series B preferred stock, par value $0.0001 per share,
    liquidation preference $25 per share, 2,476,000 shares authorized,
    336,000 issued and outstanding in 2002, none in 2001                                  1,000                  ---
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding - 13,091,000 in 2002
    and 12,013,000 in 2001                                                                1,000                1,000
Excess stock, par value $0.0001 per share, 16,000,000 shares
    authorized, none issued                                                                 ---                  ---
Additional paid-in capital                                                          169,621,000          152,266,000
Cumulative net income                                                                44,263,000           41,920,000
Cumulative distributions paid                                                      (108,544,000)         (99,508,000)
                                                                                ---------------      ---------------
                                                                                    105,342,000           94,679,000
                                                                                ---------------      ---------------

             Total Liabilities and Shareholders' Equity                         $   280,398,000      $   278,034,000
                                                                                ===============      ===============

                 See notes to consolidated financial statements.

                Sizeler Property Investors, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                                                            Nine Months
                                                         Quarter Ended September 30                     Ended September 30
                                                      ------------------------------          ------------------------------------
                                                           2002            2001                     2002                2001
                                                      -------------   --------------          ---------------      ---------------
OPERATING REVENUE (Note A)
     Rents and other income                            $13,064,000      $13,048,000              $39,316,000          $39,223,000
     Equity in income of partnership                        25,000           22,000                   83,000               79,000
                                                      -------------   --------------          ---------------      ---------------

                                                        13,089,000       13,070,000               39,399,000           39,302,000
                                                      -------------   --------------          ---------------      ---------------
OPERATING EXPENSES
     Utilities                                             597,000          556,000                1,664,000            1,725,000
     Real estate taxes                                     941,000          972,000                2,939,000            2,948,000
     Administrative expenses                             1,365,000        1,338,000                4,175,000            3,937,000
     Operations and maintenance                          2,139,000        2,081,000                6,033,000            5,946,000
     Other operating expenses                            1,240,000          811,000                3,536,000            2,571,000
     Depreciation and amortization                       2,849,000        2,816,000                8,498,000            8,481,000
                                                      -------------   --------------          ---------------        -------------

                                                         9,131,000        8,574,000               26,845,000           25,608,000
                                                      -------------   --------------          ---------------       --------------

INCOME FROM OPERATIONS                                   3,958,000        4,496,000               12,554,000           13,694,000

     Interest expense                                    3,211,000        3,742,000               10,060,000           11,581,000
                                                      -------------   --------------          ---------------       --------------
NET INCOME BEFORE GAIN ON SALE OF
     REAL ESTATE AND EXTRAORDINARY ITEM                    747,000          754,000                2,494,000            2,113,000

Gain on sale of real estate                                    ---          506,000                      ---              506,000
                                                      -------------   --------------          ---------------       --------------

NET INCOME BEFORE EXTRAORDINARY ITEM                       747,000        1,260,000                2,494,000            2,619,000

Extraordinary item - early extinguishment of debt              ---              ---                 (155,000)                 ---
                                                      -------------   --------------          ---------------       --------------

NET INCOME                                              $  747,000       $1,260,000               $2,339,000           $2,619,000
                                                      =============   ==============          ===============       ==============
NET INCOME ALLOCATION:
     Allocable to preferred shareholders                $  205,000       $      ---               $  342,000           $      ---
     Allocable to common shareholders                      542,000        1,260,000                1,997,000            2,619,000
                                                      -------------   --------------          ---------------       --------------
NET INCOME                                              $  747,000       $1,260,000               $2,339,000           $2,619,000
                                                      =============  ===============          ===============       ==============

Net income per common share - basic and diluted
     Income before extraordinary item                   $     0.04       $     0.15               $     0.17           $     0.32
     Extraordinary item                                        ---              ---                    (0.01)                 ---
                                                      -------------   --------------        -----------------       --------------
     Net income                                         $     0.04       $     0.15               $     0.16           $     0.32
                                                      =============   ==============          ===============       ==============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                  13,091,000        8,299,000               12,776,000            8,204,000
                                                      =============  ===============          ===============       ==============


                 See notes to consolidated financial statements.

                Sizeler Property Investors, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       Nine Months Ended September 30
                                                                                     ---------------------------------
                                                                                         2002                  2001
                                                                                     ------------         ------------
OPERATING ACTIVITIES:

     Net income                                                                      $  2,339,000         $  2,619,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Extraordinary item- early extinguishment of debt                             155,000                  ---
             Gain from sale of real estate                                                    ---             (506,000)
             Depreciation and amortization                                              8,498,000            8,481,000
             Decrease in accounts receivable and accrued revenue                        1,272,000              173,000
             Increase in prepaid expenses and other assets                               (253,000)          (1,161,000)
             Decrease in accounts payable and accrued expenses                         (1,158,000)          (2,739,000)
                                                                                     ------------         ------------
                 Net Cash Provided by Operating Activities                             10,853,000            6,867,000
                                                                                     ------------         ------------

INVESTING ACTIVITIES:

     Acquisitions of and improvements to real estate investments                       (8,339,000)          (4,577,000)
     Net proceeds from sale of real estate                                                    ---            5,825,000
                                                                                     ------------         ------------
                 Net Cash (Used in) Provided by Investing Activities                   (8,339,000)           1,248,000
                                                                                     ------------         ------------

FINANCING ACTIVITIES:

     Principal payments on mortgage notes payable                                      (1,743,000)          (1,387,000)
     Net payments on notes payable to banks                                              (113,000)          (4,204,000)
     Decrease in mortgage escrow deposits                                                 277,000              335,000
     Cash dividends to shareholders                                                    (9,036,000)          (5,665,000)
     Cash redemption of debentures                                                    (33,811,000)                 ---
     Proceeds from debenture offering                                                  29,300,000                  ---
     Proceeds from preferred stock offering                                             7,633,000                  ---
     Debenture issuance costs                                                          (1,967,000)                 ---
     Proceeds from issuance of shares of common stock pursuant to direct stock purchase and dividend reinvestment, stock option,
          and stock award plans                                                         9,226,000            2,605,000
                                                                                     ------------         ------------
                 Net Cash Used in Financing Activities                                   (234,000)          (8,316,000)
                                                                                     ------------         ------------

Net increase (decrease) in cash and cash equivalents                                    2,280,000             (201,000)

Cash and cash equivalents at beginning of year                                          1,228,000            1,896,000
                                                                                     ------------         ------------

                 CASH AND CASH EQUIVALENTS
                      AT END OF PERIOD                                               $  3,508,000         $  1,695,000
                                                                                     ============         ============

Cash interest payments, net of capitalized interest                                  $ 11,204,000         $ 13,009,000
                                                                                     ============         ============


                 See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

September 30, 2002

NOTE A -- BASIS OF PRESENTATION

As of September 30, 2002, the Company's real estate portfolio included interests in fifteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-seven of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other thirteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the "Company", and are properly reflected on the Company's Consolidated Balance Sheet. Minority interests in majority-owned partnerships are not material.

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

Operating results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated balance sheet at December 31, 2001, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 2001 Consolidated Financial Statements to conform with the 2002 consolidated financial statement presentation.

NOTE C - REAL ESTATE INVESTMENTS

In April, 2002, the Company executed a construction contract for approximately $12.0 million for the construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida. In August, 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community in proximity to the Company's North Shore Square Mall located in Slidell, Louisiana. Construction is currently underway on both apartment communities. These two developments are expected to be completed in early 2003 and will add approximately 350 new units to the existing portfolio. In accordance with industry practice and Company policy, during the quarter, the Company capitalized $136,000 in interest costs related to these and other developments.

On August 5, 2002, the Company purchased 9.0 acres of developable land adjacent to its Greenbrier Estates apartment community development for a purchase price of approximately $280,000.

NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings and improvements. At September 30, 2002, mortgage notes payable totalled approximately $109.5 million. Individual notes ranged from $794,215 to $18.4 million, with fixed rates of interest ranging from 6.85% to 8.25% and maturity dates ranging from May 1, 2008 to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $130.8 million at September 30, 2002, with individual property net book values ranging from $2.2 million to $28.9 million.

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

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three- and nine-month periods ended September 30, 2002 and 2001.


                                                  Quarter Ended September 30           Nine Months Ended September 30
                                             ---------------------------------- --------------------------------------
                                                    2002               2001                2002               2001
                                             ---------------------------------- --------------------------------------
Retail:
     Operating revenue                       $    7,039,000      $   7,012,000     $    21,223,000     $   21,356,000
     Operating expenses                          (2,207,000)        (2,131,000)         (6,681,000)        (6,609,000)
                                             --------------      -------------     ---------------     --------------
Net operating income - retail                     4,832,000          4,881,000          14,542,000         14,747,000

Apartments:
     Operating revenue                            6,050,000          6,058,000          18,176,000         17,946,000
     Operating expenses                          (2,710,000)        (2,289,000)         (7,491,000)        (6,581,000)
                                             --------------      -------------     ---------------     --------------
Net operating income - apartments                 3,340,000          3,769,000          10,685,000         11,365,000

Net operating income - total                      8,172,000          8,650,000          25,227,000         26,112,000

     Administrative expenses                     (1,365,000)        (1,338,000)         (4,175,000)        (3,937,000)
     Depreciation                                (2,849,000)        (2,816,000)         (8,498,000)        (8,481,000)
                                             --------------      -------------     ---------------     --------------
Income from operations                            3,958,000          4,496,000          12,554,000         13,694,000

     Interest expense                            (3,211,000)        (3,742,000)        (10,060,000)       (11,581,000)
                                             --------------      -------------     ---------------     --------------
Net income before gain on sale of
     real estate and extraordinary item             747,000            754,000           2,494,000          2,113,000
                                             ==============      =============     ===============     ==============

                                                        September 30
                                             ----------------------------------
                                                 2002                 2001
                                             --------------     ---------------
Gross real estate investments:
     Retail                                  $  214,027,000     $   210,007,000
     Apartments                                 144,564,000         138,476,000
                                             --------------     ---------------
                                             $  358,591,000     $   348,483,000
                                             ==============     ===============


NOTE F - ACCOUNTING PRONOUNCEMENTS

Business Combinations and Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. In accordance with Statement 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 was adopted by the Company effective January 1, 2002 and requires that the Company reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. No such impairment losses were recognized in the first nine months of 2002.

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

During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003, and will reclassify its 2002 early extinguishment of debt in the appropriate period.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 will be effective for us for disposal activities initiated after December 31, 2002. We are in the process of evaluating the effect (if any) that adopting Statement 146 will have on our consolidated financial position, results of operations or cash flows.

                     Independent Accountants' Review Report

Shareholders and Board of Directors
Sizeler Property Investors, Inc.:


We have reviewed the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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




New Orleans, Louisiana
October 21, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended September 30, 2002 and 2001

Total operating revenues were $13.1 million for the three-month period ended September 30, 2002, compared to $13.1 million, earned a year ago. Operating revenues for the third quarter of 2002 were positively affected by increased rental rates, but negatively impacted by lower occupancy levels. In particular, the occupancy levels at certain of the Company's apartment communities declined in the third quarter. Management has formulated and is implementing steps to increase the occupancy rates at these communities. Third quarter operating costs were $4.9 million in 2002, compared to $4.4 million in 2001. The increase in costs was primarily due to increased insurance and other operating costs. Net operating income totaled $8.2 million for the three months ended September 30, 2002, compared to $8.7 million, earned in 2001. Interest expense for the three months ended September 30, 2002 decreased $531,000 compared to the same period last year. Interest expense was reduced due to the Company's issuance of marketable securities which reduced the Company's floating rate bank debt. The average credit line interest rate was 4.0% for the three months ended September 30, 2002, compared to 5.5% in the prior year's period. The reduction in bank debt interest was partially offset by increased interest expense related to the Company's 9.0% convertible subordinated debentures due in 2009.

Comparison of the Nine Months Ended September 30, 2002 and 2001

Operating revenues totaled $39.4 million for the nine-month period ended September 30, 2002, compared to $38.8 million, on a same-store basis, earned a year ago. Operating revenues for the periods ended September 30, 2002 and 2001 are not comparable due to the sale of a property during July of 2001. Operating revenues for 2001 were $39.3 million. Operating revenues for the nine-month period ended September 30, 2002 were positively affected by increased rental rates, but negatively impacted by lower occupancy levels. In particular, the occupancy levels at certain of the Company's apartment communities declined in the first nine months of the year. Management has formulated and is implementing steps to increase the occupancy rates at these communities. Operating costs were $14.2 million in 2002, compared to $13.2 million in 2001. The increase in operating costs was due primarily to increased property insurance costs and operations and maintenance costs at several apartment communities. Net operating income totaled $25.2 million for the nine months ended September 30, 2002, compared to $25.8 million, on a same-store basis, earned in 2001. Net operating income for 2001 was $26.1 million.

Interest expense for the nine months ended September 30, 2002 decreased approximately $1.5 million compared to 2001. Interest expense was reduced due to the Company's issuance of marketable securities, which reduced the Company's floating rate bank debt. The average credit line interest rate was 3.9% for the nine months ended September 30, 2002, compared to 6.5% in the prior year's period. The reduction in bank debt interest was partially offset by increased interest expense related to the Company's 9.0% convertible subordinated debentures due in 2009.

Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At September 30, 2002, the Company had $3.5 million in cash and cash equivalents and $50 million in committed bank lines of credit facilities, of which approximately $47.7 million was available. In addition, on October 31, 2002, the Company executed a $15 million secured line of credit. These lines of credit are renewable on an annual basis and utilization is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities increased approximately $4.0 million in 2002 compared to the same period in 2001. The increase was principally attributable to a decrease in receivables and accrued revenue and to an increase in short-term payables.

Net cash flows used in investing activities increased approximately $9.6 million in 2002 from 2001, primarily attributable to increased development activities and no sales of properties in the current year. The Company is currently constructing a second phase of its Governors Gate apartment complex in Pensacola, Florida and a new apartment community in Slidell,

Louisiana. The aggregate construction costs are estimated to be $22.9 million, of which $3.5 million has been funded through September 30, 2002. The Company currently plans to fund the remaining construction costs through operating cash flows and usage of its unsecured bank lines of credit. In accordance with industry practice and Company policy, during the quarter, the Company capitalized $136,000 in interest costs related to these and other developments.

Net cash flows used in financing activities decreased approximately $8.1 million in 2002 from 2001 due to (i) an increase in net cash proceeds of approximately $6.6 million from the issuance of common stock primarily pursuant to the direct stock purchase and dividend reinvestment plan; (ii) net cash proceeds of $35.0 million from the offering for cash of debentures and preferred stock of which $33.8 million was used to retire existing debentures and the remaining $1.2 million was available for general corporate purposes; (iii) increased cash dividends to shareholders of $3.4 million resulting from additional shares outstanding and (iv) a $4.0 million reduction in cash usage due to lower net payments on notes payable to banks.

As of September 30, 2002, fourteen of the Company's properties, comprising approximately 49% of its gross investment in real estate, were subject to a total of $109.5 million in mortgage obligations, all of which are long-term, generally non-recourse and bear fixed rates of interest for fixed terms. The remaining fifteen properties and vacant parcels of land in the portfolio are currently unencumbered by debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

The Board of Directors, on November 8, 2002, declared a cash dividend of $.609375 on the Company's Series B cumulative redeemable preferred stock ("preferred stock"), payable on February 17, 2003, to shareholders of record on January 31, 2003. The terms of the preferred stock requires the Company to pay quarterly dividends of $.609375 per preferred share on a quarterly basis. The dividend on the preferred stock must be declared before a quarterly dividend on common stock may be declared.

The Company's current common stock dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, as well as other factors. As funds from operations excludes the deduction of certain non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on November 8, 2002, declared a cash dividend on common stock of $0.23 per share for the period July 1, 2002 through September 30, 2002, payable on December 5, 2002 to shareholders of record as of November 29, 2002.

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

                                                              Quarter Ended September 30
                                                              --------------------------
                                                         2002                            2001
                                            ----------------------------    ----------------------------
                                               Dollars         Shares         Dollars          Shares
                                            ------------    ------------    ------------    ------------
Net Income                                  $        747          13,091    $      1,260           8,299
    Additions:
       Depreciation                                2,849                           2,816
       Partnership depreciation                        9                               9
    Deductions:
       Minority depreciation                          16                              13
       Preferred dividends                           205
       Gain on sale or real estate                                                   506
       Amortization costs                            154                             159
                                            ------------    ------------    ------------    ------------
Funds from Operations - Basic               $      3,230          13,091    $      3,407           8,299

Interest on convertible debentures                 1,273                           1,238
Amortization of debenture
       issuance costs                                 63                              61
                                            ------------    ------------    ------------    ------------
Funds from Operations - Diluted             $      4,566          18,236    $      4,706          13,136
                                            ============    ============    ============    ============



                                                          Nine Months Ended September 30
                                                          ------------------------------
                                                       2002                            2001
                                            ----------------------------    ----------------------------
                                               Dollars         Shares         Dollars          Shares
                                            ------------    ------------    ------------    ------------
Net Income                                  $      2,339          12,776    $      2,619           8,204
    Additions:
       Depreciation                                8,498                           8,481
       Partnership depreciation                       28                              26
       Early extinguishment of debt                  155
    Deductions:
       Minority depreciation                          43                              38
       Preferred dividends                           205
       Gain on sale of real estate                                                   506
       Amortization costs                            453                             473
                                            ------------    ------------    ------------    ------------
Funds from Operations - Basic               $     10,319          12,776    $     10,109           8,204

Interest on convertible debentures                 4,014                           3,713
Amortization of debenture
       issuance costs                                188                             183
                                            ------------    ------------    ------------    ------------
Funds from Operations - Diluted             $     14,521          18,098    $     14,005          13,040
                                            ============    ============    ============    ============

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

New Accounting Pronouncements

During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003, and will reclassify its 2002 early extinguishment of debt in the appropriate period.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 will be effective for us for disposal activities initiated after December 31, 2002. We are in the process of evaluating the effect (if any) that adopting Statement 146 will have on our consolidated financial position, results of operations or cash flows.

Future Results

This Form 10-Q and other documents prepared and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties;
(c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company's properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (j) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (k) increases in interest rates; (l) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (m) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 2001. There have been no material changes during the first nine months of 2002.

Item 4.  Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  Exhibit 15. Letter regarding Unaudited Interim Financial Information (filed herewith).

           (b)    Reports on Form 8-K
                  (1) Form 8-K filed August 13, 2002.
                  Regulation FD Disclosure. Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

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

                                      SIZELER PROPERTY INVESTORS, INC.
                                      -------------------------------
                                                      (Registrant)


                                      By:    /S/ ROBERT A. WHELAN
                                             -----------------------------------
                                                    Robert A. Whelan
                                                Chief Financial Officer

Date:    November 12, 2002

CERTIFICATIONS

I, Sidney W. Lassen, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Sizeler Property Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/S/ SIDNEY W. LASSEN
-------------------------------------
Sidney W. Lassen
Chief Executive Officer

CERTIFICATIONS


I, Robert A. Whelan, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Sizeler Property Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/S/ ROBERT A. WHELAN
-------------------------------------
Robert A. Whelan
Chief Financial Officer