Form 10-K
period 2002-12-31
SIZELER PROPERTY INVESTORS INC
filed 2003-03-28
CIK 805419

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002        Commission File Number 1-9349


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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
           Title of each class                      on which registered
           -------------------                     ----------------------
      Common Stock, $.0001 par value              New York Stock Exchange
     Preferred Stock, $.0001 par value            New York Stock Exchange
       9% Convertible Subordinated
          Debentures, due 2009                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of the Registration S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ([X]).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes___ No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $107,138,875 at March 7, 2003.

The number of shares of common stock outstanding at March 7, 2003, was 13,083,759.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders to be held in May 2003 are incorporated by reference in Part III of this report.

                                     PART I

Item 1. Business

The Company

Sizeler Property Investors, Inc. (the "Company") is self-administered, in that it provides its own investment and administrative services internally, and self-managed, in that it provides property management services internally, real estate investment trust (REIT), which focuses on income producing retail shopping centers and apartment communities in the southeastern United States. At December 31, 2002, the Company's investment portfolio included interests in three enclosed shopping malls, three power shopping centers, nine community shopping centers, and sixteen apartment communities, two of which are under construction. The properties are located in Louisiana (16), Florida (11), and Alabama (4). Leaseable area of the retail properties totalled approximately 2.6 million s.f. and the apartment communities contained 3,398 units with another 350 under construction. At December 31, 2002, the Company's retail and apartment properties were approximately 94% and 92% leased, respectively. The Company defines "leased" as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments.

The Company was organized as a Delaware corporation with perpetual existence on October 28, 1986. In May 2001, shareholders approved the reincorporation of the Company as a Maryland corporation by merger of the Company into a newly formed wholly-owned subsidiary of the Company incorporated in Maryland. The reincorporation became effective June 25, 2001.

The Company has elected to qualify and be treated as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. At December 31, 2002, the Company employed 195 employees.

Investment Objective and Strategic Plan

The Company's primary objective is to increase shareholder value through an effective value-added asset management program which emphasizes increasing funds from operations, the appreciation of property values and the selective development of new properties.

The Company owns approximately 69 acres of land in proximity or adjacent to existing properties which are available for development. Construction is continuing on the Company's two new apartment communities; the second phase of its Governors Gate apartment community in Pensacola, Florida and Greenbrier Estates, which is located in proximity to the North Shore Square Mall in Slidell, Louisiana. The two developments, totaling approximately 350 units, will be completed at an estimated cost of approximately $25 million. Both developments will be substantially completed in 2003. The Company may also make selective property acquisitions and participate with other entities in property ownership through joint ventures or other types of co-ownership.

The Company's strategy for growth is to (1) control and develop sites in proximity or adjacent to existing properties in targeted geographic markets; (2) improve the operating performance of its properties through effective and efficient leasing and management programs; (3) implement programs of redevelopment or expansion of certain properties; and (4) acquire shopping center and apartment properties in the strongest submarkets within targeted geographic markets.

Sizeler Property Investors, Inc. has a general goal of balancing its portfolio between retail shopping centers and apartment communities. The Company believes its investment in both retail shopping centers and apartment communities, which provide basic necessary services for everyday living, generates a stable revenue stream that reduces exposure to economic downturns. At December 2002, approximately 60% of the portfolio consisted of investments in retail properties (which accounted for approximately 55% of total revenues) and 40% consisted of investments in apartment communities (which accounted for approximately 45% of total revenues).

The Company believes its regional concentration and substantial knowledge of the markets in which it operates affords a competitive advantage in the identification of real estate trends and investment opportunities within these markets. This advantage should enhance the Company's overall strategy to increase cash flow and portfolio value through:

..    Maximizing rental income by achieving an optimum level of rental rates and occupancy levels;
..    Operating properties in a cost-effective manner;
..    Renovating properties in order to maintain and improve its competitive position and performance in the marketplace; and,
..    Assessing the most cost-effective sources of capital to finance properties.

Numerous factors are considered in the evaluation of potential real estate investments including, but not limited to, the following:

..    Acquisition and/or development cost and initial cash flow in relation to yield objective;
..    The presence of or proximity to potential environmental issues;
..    Current and historical occupancy levels;
..    Current and historical sales levels of retail tenants;
..    Credit-worthiness;
..    The potential to increase cash flow through effective property management;
..    Geographic area and demographic profile;
..    Property size and composition of tenants;
..    Availability of financing, including the possibility of assuming existing financing or the potential for refinancing;
..    Condition, quality of design, construction and other physical attributes;
..    Level of real property taxes and property insurance and the ability to pass through these costs to tenants;
..    Current and expected economic environment of local and regional real estate markets;
..    Anticipated future treatment under applicable federal, state and local tax laws and regulations;
..    Entry barriers exist for comparable products; and,
..    Potential for appreciation in value.

The Company holds its properties as long-term investments and has no maximum holding period, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions so require, but it does not presently intend to make loans other than in connection with such transactions. The Company has no present intention of underwriting securities of other issuers. The strategies and policies set forth above were determined and are subject to review by the Company's Board of Directors, which may change such strategies or policies based upon its evaluation of the state of the real estate market, the performance of the Company's assets, capital market conditions, and other relevant factors. The Company provides annual reports to its stockholders, which contain financial statements audited by the Company's independent public accountants.

Competition

Competition in the market areas in which the Company operates is significant and affects acquisitions and/or development of properties, occupancy levels, rental rates, and operating expenses of certain properties. The Company also competes with a wide variety of institutions and other investors for capital funds necessary to support its investment activities and asset growth.

The Company believes that the significant operating and financial experience of management, combined with the Company's regional concentration, as well as the location, quality, condition, and overall appearance of its properties, should enable the Company to continue to compete effectively with other entities.

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

The executive officers of the Company are as follows:

       Name                                   Age                   Position(s) with the Company
       ----                                   ---                   ----------------------------
Sidney W. Lassen ...........................   68    Chairman of the Board and Chief Executive Officer
Thomas A. Masilla, Jr. .....................   56    Vice Chairman of the Board, President, and Principal
                                                     Operating Officer
Charles E. Miller, Jr. .....................   49    Chief Financial Officer
James W. Brodie ............................   34    Secretary and Vice President of Acquisition, Development and
                                                     Apartments

Sidney W. Lassen has served as Chairman of the Board and Chief Executive Officer since the Company's inception in 1986, and has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties for over 40 years. Mr. Lassen previously served as a trustee of the International Council of Shopping Centers, the national association for the shopping center industry, and as Chairman, President, and Chief Executive Officer of Hibernia National Bank and Hibernia Corporation. He is also Chairman of the Board and Chief Executive Officer of Sizeler Realty Co., Inc. and serves as a Director of Hibernia Corporation and Hibernia National Bank. Mr. Lassen also serves on the Board of Administrators of Tulane University and is Chairman of both the Finance and Bond Committee and the Real Estate Committee of the Board of Administrators of Tulane University.

Mr. Masilla formerly practiced as a certified public accountant and was elected to the position of Vice Chairman of the Company in 1994, Principal Operating Officer and President in 1995, and has been a member of the Company's Board of Directors since 1986. Mr. Masilla has been a corporate executive and manager for more than 30 years, with extensive experience in both the real estate and commercial bank industries.

Mr. Brodie has served as Vice-President since 1991 and secretary since 1999. He has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties since he joined the Company in May 1989.

Mr. Miller joined the management team as Chief Financial Officer in December 2002. Mr. Miller practiced as a certified public accountant with the national accounting firm of Coopers and Lybrand as a senior audit manager before moving into private industry. He is a senior real estate financial executive with over 20 years of public and private accounting, auditing and financial management experience.

Property Management

On October 5, 2001, the Company became self-managed as a result of the acquisition of Sizeler Real Estate Management Co., Inc. (the "Management Company") from Sizeler Realty Co., Inc. The Management Company had been property manager since the inception of the Company in 1986. As a result of the transaction, the Management Company operates as a wholly-owned subsidiary of the Company.

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

Sixteen of the Company's properties, comprising approximately 46% of its investment portfolio, are located in Louisiana. The Louisiana economy, since the late 1980's, has experienced positive growth as reflected in higher levels of employment and an increase in general economic activity. The national and global economies also have an impact on Louisiana, particularly as they affect the tourism, convention, energy, and port industries, which are important segments of the Louisiana economy.

Eleven of the Company's existing properties, comprising approximately 41% of its investment portfolio, are located in Florida. The Florida economy was historically dominated by farming; however, in recent years it was greatly expanded into other economic sectors. While the state still leads the southeast in farm income, tourism is the leading economic sector. Construction, software production, manufacturing, and health technology also contribute heavily to the Florida economy.

To diversify its portfolio and reduce the risks of geographic concentration and economic dependency on a primary industry, the Company began a program in 1988 of acquiring properties in other states in the Gulf South region. As of the date of this filing, the Company has properties in Louisiana (46%), Florida (41%), and Alabama (13%).

Item 2. Properties

As of December 31, 2002, the Company's real estate portfolio included interest in fifteen shopping centers and sixteen apartment communities, two of which, are currently under construction. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of the Company. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fifteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships are referred to collectively as the "Company". Fifteen of the Company's properties were subject to mortgage loans at December 31, 2002.

In the opinion of Management, all of the Company's properties are well maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance.

The following table sets forth certain information concerning the Company's real estate investments as of December 31, 2002:

                                                                                            Percent
                                                                   Gross Leasable Area     Leased (c)
                                     Year (s)        Year (s)        in Square Feet or     December 31
                                                                                           -----------
Description                         Completed       Renovated         Rentable Units      2002     2001
-----------                         ---------       ---------         --------------      ----     ----
Regional Enclosed Malls (3)
---------------------------
  Hammond Square                      1978         1992, 1995             361,000          83%      87%
    (Hammond, Louisiana)                                                  431,000(a)
  North Shore Square                  1986       1995, 2001, 2002         353,000          96%      98%
    (Slidell, Louisiana)                                                  621,000(a)
  Southland Mall                   1970, 1981         1994                434,000          93%      93%
    (Houma, Louisiana)                                                    588,000(a)
Power Shopping Centers (3)
--------------------------
  Lantana Plaza                       1992            1999                274,000          99%      98%
    (Palm Beach County, Florida)
  Town & Country                      1989       2000, 2001, 2002         193,000          96%      82%
    (Palatka, Florida)
  Westward                         1961, 1990      1995, 2000             222,000          98%      78%
    (W. Palm Beach, Florida)
Community Shopping Centers (9)
------------------------------
  Airline Park                        1973         1986, 2001              54,000          92%      92%
    (Metairie, Louisiana)
  Azalea Gardens                      1950         1986, 2002              45,000         100%     100%
    (Jefferson, Louisiana)
  Colonial                            1967         1987, 1999              45,000          77%     100%
    (Harahan, Louisiana)
  Gonzales Plaza                      1989         2001, 2002              73,000          92%      29%
    (Gonzales, Louisiana)                                                 290,000(a)
  Rainbow Square                      1986            2001                 75,000         100%      99%
    (Dunnellon, Florida)                                                  117,000(a)
  Southwood (b)                       1986            2001                 40,000          92%     100%
    (Gretna, Louisiana)
  Weeki Wachee Village                1987         2000, 2002              82,000          93%      92%
    (Weeki Wachee, Florida)
  Westgate                            1964         1987, 2001             208,000          98%      98%
    (Alexandria, Louisiana)
  Westland                            1966         1990, 1999             110,000         100%      99%
                                                                     ------------         ----     ----
    (Kenner, Louisiana)
                                                                        2,569,000          94%      91%
                                                                     ============         ====     ====
Apartment Communities (14)
--------------------------
  Bel Air                          1968, 1974           --              202 units          81%      94%
    (Mobile, Alabama)
  Bryn Mawr                           1991            1999              240 units          98%      99%
    (Naples, Florida)
  Colonial Manor                      1967            1994               48 units         100%     100%
    (Harahan, Louisiana)
  Garden Lane                      1966, 1971         1999              262 units          95%      99%
    (Gretna, Louisiana)
  Georgian                            1951            1993              135 units         100%      93%
    (New Orleans, Louisiana)
  Governors Gate                      1999              --              240 units          97%      98%
    (Pensacola, Florida)
  Hampton Park                        1977            1995              300 units          87%      94%
    (Mobile, Alabama)
  Jamestown Estates                   1972              --              177 units          93%      98%
    (Pensacola, Florida)
  Lafayette Square                  1969-1972         1995, 1999        675 units          82%      90%
    (Mobile, Alabama)
  Lakeview Club                       1992              --              443 units          96%      96%
    (Ft. Lauderdale, Florida)
  Magnolia Place                      1984              --              148 units          98%      96%
    (New Iberia, Louisiana)
  Pine Bend                           1979              --              152 units          93%      96%
    (Mobile, Alabama)
  Steeplechase                        1982              --              192 units          99%      95%
    (Lafayette, Louisiana)
  Woodcliff                           1977            1999              184 units          96%      97%
                                                                     ------------         ----     ----
    (Pensacola, Florida)
                                                                      3,398 units          92%      95%
                                                                     ============         ====     ====

(a) The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. Hammond Square and Southland Mall have stores owned by Dillard Department Stores, Inc., comprising 70,000 s.f. and 154,000 s.f. of space, respectively; North Shore Square Mall has stores owned by Dillard Department Stores, Inc. comprising 116,000 s.f. and 77,000 s.f. of space, and Mervyn's comprising 75,000 s.f. of space; Gonzales Plaza and Rainbow Square Shopping Centers have stores owned by Wal-Mart Stores, Inc., comprising 217,000 s.f. and 42,000 s.f., of space respectively.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

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

                                                                       Dividends
                                      High              Low              Paid
                                      ----              ---            ---------
2002
----
1st Quarter ....................     $ 9.90            $9.02             $0.23
2nd Quarter ....................      10.99             9.52              0.23
3rd Quarter ....................      11.35             9.00              0.23
4th Quarter ....................      10.18             8.82              0.23

2001
----
1st Quarter ....................     $ 8.82            $6.94             $0.23
2nd Quarter ....................       9.76             8.31              0.23
3rd Quarter ....................      10.33             8.60              0.23
4th Quarter ....................      10.00             8.50              0.23

As of March 7, 2003, there were 839 individually listed owners of record of the Company's shares. Approximately 95% of the Company's outstanding shares are held in nominee name by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

The Company has paid dividends in each quarter since its inception as a publicly owned company in 1987, with a cumulative total of approximately $112 million paid to shareholders over this time period.

Under the REIT rules of the Internal Revenue Code, the Company must pay at least 90% of its ordinary taxable income as dividends in order to avoid taxation as a regular corporation. The declaration of dividends is a discretionary decision of the Board of Directors and depends upon the Company's funds from operations, financial requirements, tax considerations, and other factors. A portion of the Company's dividends paid may be deemed capital gain income, a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividend. Dividends are declared and paid quarterly for both preferred and common shares.

The federal income tax status of common stock dividends per share paid for each of the five years ended December 31 was as follows:

                                2002      2001      2000      1999      1998
                               ------    ------    ------    ------    ------
 Ordinary Income               $ 0.31    $ 0.54    $ 0.54    $ 0.54    $ 0.62
 Return of Capital               0.61      0.30      0.37      0.34      0.27(a)
 Capital Gain                      --      0.08        --        --        --
                               ------    ------    ------    ------    ------
     Total                     $ 0.92    $ 0.92    $ 0.91    $ 0.88    $ 0.89
                               ======    ======    ======    ======    ======

       (a) Includes a $0.01 per share distribution for the redemption of stock purchase rights in connection with the Company's adoption of a replacement shareholder rights plan.

The Company paid $410,000 in preferred dividends on its Series B Cumulative Redeemable Preferred Stock in 2002, all of which was classified as ordinary income for federal income tax purposes.

The Company has a dividend reinvestment plan pursuant to which the Company's shareholders of record may use their dividends to purchase additional shares. The Company has reserved shares for issuance under the plan and may also direct the agent to acquire additional shares through open market purchases for issuance pursuant to the plan.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data (in thousands, except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein:

                                                                        Year ended December 31
                                                      ----------------------------------------------------------
                                                         2002        2001        2000        1999        1998
                                                      ----------  ----------  ----------  ----------  ----------
OPERATING DATA /(1)/
 Operating Revenue
  Rents and other income                              $   52,682  $   52,458  $   51,324  $   49,848  $   47,680
  Equity in income of partnership                            105          98         117         121         111
                                                      ----------  ----------  ----------  ----------  ----------
                                                          52,787      52,556      51,441      49,969      47,791

 Operating Expenses /(2)/                                (36,413)    (35,619)    (33,263)    (32,604)    (30,481)
                                                      ----------  ----------  ----------  ----------  ----------
 INCOME FROM OPERATIONS                                   16,374      16,937      18,178      17,365      17,310
                                                      ----------  ----------  ----------  ----------  ----------

  Interest Expense                                       (13,377)    (15,240)    (15,850)    (15,018)    (14,554)
                                                      ----------  ----------  ----------  ----------  ----------
NET INCOME BEFORE GAIN ON SALE OF REAL ESTATE              2,997       1,697       2,328       2,347       2,756
  Gain on sale of real estate                                 --         506          --          --          --
                                                      ----------  ----------  ----------  ----------  ----------
NET INCOME BEFORE EXTRAORDINARY ITEM                       2,997       2,203       2,328       2,347       2,756
  Extraordinary item - early extinguishment of debt         (155)         --          --          --          --
                                                      ----------  ----------  ----------  ----------  ----------
NET INCOME                                            $    2,842  $    2,203  $    2,328  $    2,347  $    2,756
                                                      ==========  ==========  ==========  ==========  ==========

Funds From Operations - Basic /(3)/                   $   13,328  $   13,694  $   12,907  $   12,603  $   12,284
Funds From Operations - Diluted /(4)/                 $   18,867  $   18,888  $   18,101  $   17,868  $   17,562
Net Cash Provided by (Used in):
 Operating Activities                                 $   12,661  $    9,137  $   11,150  $   10,345  $   10,856
 Investing Activities                                 $  (14,536) $   (2,047) $  (10,496) $   (9,925) $  (16,966)
 Financing Activities                                 $    4,295  $   (7,758) $      (95) $     (233) $    6,132
Dividends Paid                                        $   12,252  $    7,601  $    7,234  $    6,938  $    7,330
Per Share Data:
 Net income - Basic and Diluted                       $     0.18  $     0.27  $     0.29  $     0.30  $     0.33
 Dividends paid                                       $     0.92  $     0.92  $     0.91  $     0.88  $     0.88
Weighted Average Shares Outstanding                       12,855       8,313       7,950       7,888       8,331

                                                         2002        2001        2000        1999        1998
                                                      ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA
 Gross Investment in Real Estate                      $  365,947  $  350,284  $  349,675  $  339,306  $  329,390
 Total Assets                                            287,746     279,770     285,421     284,947     284,939
 Mortgage Notes Payable                                  108,883     111,223     113,163      84,712      89,869
 Notes Payable                                             9,250       2,390      35,716      59,988      49,178
 Convertible Subordinated Debentures                      56,599      61,878      61,878      61,878      62,878
 Total Liabilities                                       185,190     185,087     218,294     213,990     208,718
 Shareholders' Equity                                    102,556      94,683      67,127      70,957      76,221

----------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding factors such as property development and other transactions which have affected operating performance during the periods indicated.

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

The Company's real estate investment portfolio is composed of fifteen retail properties and sixteen apartment communities, two of which are currently under construction. As of December 31, 2002, the Company's gross investment in real estate totaled $366 million and consisted of approximately 60%, or $219 million, in retail properties and approximately 40%, or $147 million, in apartment communities. Total revenue for 2002, was $52.8 million, and consisted of approximately 55%, or $28.8 million, generated by the retail properties, and approximately 45%, or $24.0 million, generated by the apartment communities.

On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, to exchange into $27,299,000 of the Company's 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company's 9.75% Series B cumulative redeemable preferred stock (at $25 per share). On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009, and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). After completion of the exchange and cash offerings, the entire $61,878,000 principal amount of the Old Debentures had been retired. The Company now has outstanding $56,599,000 principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 336,040 shares of its 9.75% Series B cumulative redeemable preferred stock (with a liquidation price of $25 per share plus accumulated dividends).

Results of Operations

Comparison of the years ended December 31, 2002 and 2001

Operating revenues totaled $52.8 million for the year ended December 31, 2002, compared to $52.1 million, on a same-store basis, earned a year ago. Operating revenues for the years ended December 31, 2002 and 2001 are not comparable due to the sale of a property during July of 2001. Operating revenues for 2001 were $52.6 million. Operating revenue for retail shopping centers and apartment communities was $28.8 million and $24.0 million, respectively. The increase in revenue was due to higher occupancy levels in the retail portfolio. Same-store operating costs were $19.5 million in 2002, compared to $17.9 million in 2001, after excluding the effects of certain expenses related to a fourth quarter 2001 property management company acquisition. This increase in operating costs was due in particular, to higher property insurance costs and real estate taxes. Net Operating Income (NOI) increased 1% to $33.2 million in 2002, compared to $32.8 million in 2001.

NOI is another measurement of financial performance utilized by the Company, and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding administrative expenses, depreciation and amortization, and interest expense). This is the measure used by the Company's operating segments under SFAS 131, Disclosure About Segments of an Enterprise and Related Information.

Interest expense decreased $1.9 million from the prior year. Interest expense was reduced after the Company's issuance of marketable equity securities in the fourth quarter of 2001, the proceeds of which were used to reduce the Company's floating rate bank debt. The average bank borrowings in 2002 were approximately $2.5 million, with an average interest rate of 4.1%, as compared to $31.8 million, with an average rate of 6.2% in 2001.

Comparison of the years ended December 31, 2001 and 2000

Operating revenues totaled $52.6 million for the twelve months ended December 31, 2001, compared to $51.4 million earned a year ago, an increase of approximately $1.2 million. Operating revenue for retail shopping centers and apartment communities was $28.6 million and $24.0 million, respectively. The increase in revenue was due to relatively high occupancy levels coupled with increased apartment rental rates. In the fourth quarter of 2001, the Company recorded a non-recurring charge to operations of $1.2 million, related to the acquisition of the management company. Operating expenses, excluding the effects of this acquisition were $17.7 million in 2001, compared to $16.8 million in 2000. This increase in operating costs was due in particular, to higher real estate taxes and insurance costs. NOI increased 3% to $32.8 million in 2001, compared to $32.0 million in 2000.

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

Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. At December 31, 2002, the Company had $3.6 million in cash and cash equivalents. The Company also maintained bank lines of credit totaling $65 million of which approximately $55.8 million was available. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities increased $3.5 million in 2002 from 2001, as compared to a decrease of $2.0 million in 2001 from 2000. The increase between 2002 and 2001 is primarily attributable to increased net income, accelerated collection of receivables and the timing of the payment of certain expenses.

Net cash flows used in investing activities increased $12.5 million in 2002 from 2001, primarily attributable to increased development activities, most notable, the construction of the Governors Gate II and Greenbrier Estates apartment complexes.

Net cash flows provided by financing activities increased $12.0 million in 2002 from 2001, primarily due to the following activities: (i) an increase of $11.3 million in borrowing proceeds from notes payable to banks in 2002, (ii) an increase in cash proceeds of approximately $5.5 million from the issuance of common stock pursuant to the direct stock purchase and dividend reinvestment plan; and (iii) cash proceeds of $36.3 million from debenture and preferred stock offerings, offset by (iv) the cash redemption of $33.8 million of debentures and (v) an increase in cash dividends to shareholders of approximately $4.7 million.

As of December 31, 2002, the Company had mortgage debt of $109 million. All of these mortgages are non-recourse and bear a fixed rate of interest for a fixed term. The Company has a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property is subject to a mortgage for which the other 50% owner is liable. Fourteen of the operating properties in the portfolio are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses,
(ii) debt service obligations, (iii) distributions to shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance costs at its properties.

Holders of the Company's Series B cumulative redeemable preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 9.75% per annum of the liquidation preference per share (equivalent to a fixed annual amount of $2.4375 per share). Dividends on the Series B preferred stock will be payable quarterly in arrears on the fifteenth day of February, May, August and November of each year, or, if not a business day, the next succeeding business day.

The Company's current common stock dividend policy is to pay quarterly dividends to shareholders, based upon, among other factors, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on February 7, 2003, declared a cash dividend with respect to the period October 1, 2002 through December 31, 2002 of $0.23 per share, to shareholders of record as of February 28, 2003.

On January 15, 2003, the Company announced that it elected not to renegotiate the economic terms of its lease with Kmart in Lantana, Florida, preferring to re-tenant or redevelop the 104,000 s.f. space. The election by the Company was based on management's experience over the years dealing with retail tenants in financial reorganization.

Funds From Operations

Real estate industry analysts and the Company utilize the concept of funds from operations (FFO) as an important analytical measure of a REIT's financial performance. The Company considers FFO in evaluating its operating results, and its dividend policy is also based, in part, on the concept of FFO.

FFO is defined by the Company as net income, excluding gains or losses from sales of property and those items defined as extraordinary under accounting principles generally accepted in the United States of America (GAAP), certain non-recurring charges, plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect FFO on the same basis. FFO does not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. FFO should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity. A reconciliation of net income to basic and diluted FFO is presented below:

                                                                Year Ended December 31
                                                               -------------------------
                                                           2002                           2001
                                                          ------                         -------
                                                  Dollars          Shares        Dollars        Shares
                                              ---------------- --------------- -------------- --------------
Net income                                     $     2,997       12,855,000    $    2,203        8,313,000
  Additions:
     Depreciation                                   11,369                         11,409
     Partnership depreciation                           37                             34
     Non-recurring charge                              ---                          1,226
  Deductions:
     Minority depreciation                              57                             51
     Preferred dividends                               410
     Gain on sale of real estate                       ---                            506
     Amortization costs                                608                            621
                                              ---------------- --------------- -------------- --------------
Funds from operations - Available              $    13,328       12,855,000    $   13,694        8,313,000
     to common stock
Interest on convertible debentures                   5,287                          4,950
Amortization of debenture
     issuance costs                                    252                            244
                                              ---------------- --------------- -------------- --------------
Funds from operations - Diluted                $    18,867       18,133,000    $   18,888       13,150,000
                                              ================ =============== ============== ==============

For the year ended December 31, 2002, FFO available to common stock decreased approximately $366,000 to $13.3 million, compared to $13.7 million in 2001. The decrease was primarily attributable to increased real estate taxes and property insurance costs, as well as the payout of preferred dividends, partially offset by decreased interest expense.

For the year ended December 31, 2001 FFO available to common increased approximately $787,000 to $13.7 million, compared to $12.9 million in 2000. This increase was primarily attributable to growth in operating revenues as a result of relatively high occupancy levels coupled with increased apartment rental rates, as well as reduced interest expense. The growth of operating revenues was partially offset by increases in real estate taxes and property insurance costs.

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

Revenue recognition. Certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of percentage rent until those specified targets are met.

Real estate investments. We apply Financial Accounting Standards Board Statement 144 (Statement 144) to measure impairment in long lived assets. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. The Company does not currently have guarantees that require disclosure. The Company will adopt the measurement provisions of this statement in the first quarter of 2003 and the adoption is not expected to have a material effect on its financial position or results of operations when adopted.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 is not currently expected to have an effect on the Company's financial position or results of operations when adopted.

Future Results

This Form 10-K and other documents prepared and statements made by the Company may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company's securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company's properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company's properties;
(c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company's properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (j) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (k) increases in interest rates; (l) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (m) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Effects of Inflation

Inflation has had a minimal impact on the operating performance of our properties. Substantially all of the Company's retail leases contain provisions designed to provide the Company with a hedge against inflation. Most of the Company's retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. The majority of the Company's retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to pay a contribution towards property operating expenses, thereby reducing the Company's exposure to higher operating costs caused by inflation. The Company's apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions. These factors reduce the Company's exposure to increased cost and operating expenses resulting from inflation.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its bank lines of credit and long-term debt used to maintain liquidity, fund capital expenditures, operations and expansion of the Company's real estate investment portfolio. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows, and to optimize its overall borrowing costs. To achieve its objective, the Company utilizes its variable LIBOR-based, short-term (one to six month maturities) bank credit lines to fund the development and acquisition of new investments until such investments can be financed with long-term fixed-rate non-recourse mortgage debt. At December 31, 2002, borrowings under the Company's bank lines of credit totaled $9.3 million and bore an average interest rate of 4.2%. The carrying amounts of these instruments approximate fair value because they are short-term and therefore utilize interest rates which are adjusted to market at maturity.

Based on the balance of bank lines of credit outstanding at December 31, 2002 and the average interest rate at year-end, each basis point increase in variable interest rates would increase the Company's interest expense in 2002 by approximately $900. Conversely, each basis point decrease in variable interest rates would decrease the Company's interest expense in 2002 by the same amount.

As the bank lines of credit include those obligations that exist as of December 31, 2002, it does not consider those exposures or positions which could arise after that date. The Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and the level of interest rates.

At December 31, 2002, the Company had mortgage debt totaling $108.9 million with an average interest rate of 7.38%.

The weighted average interest rate of this debt will be 7.38% in 2003, 7.37% in 2004, 7.36% in 2005 and 2006, and 7.35% in 2007.

Item 8.  Financial Statements and Supplementary Data

The Company's Consolidated Balance Sheets as of December 31, 2002 and 2001, and its Consolidated Statements of Income, Shareholders' Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000, together with the Reports of Independent Auditors thereon, are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in Notes to Consolidated Financial Statements are also incorporated herein by reference.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table summarizes equity compensation plan information. The Company has no equity compensation plans that have not been approved by security holders.


                                                                                     Number of securities
                                    Number of securities                           remaining available for
                                      to be issued upon        Weighted-average     future issuance under
                                   exercise of outstanding     exercise price of    equity compensation
                                         options              outstanding options          plans
                                    ----------------------- ---------------------- -----------------------
Equity compensation plans
approved by security holders               906,943             $           9.52           1,288,404

The amended 1996 Stock Option Plan has 1,100,000 securities remaining available for issue. The 1994 Incentive Award Plan has 188,404 securities remaining available for issue.

Additional information required by this Item 12 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the Company's fiscal year.

Item 13.   Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

                                     PART IV

Item 14. Controls and Procedure

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

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

(b) Reports on Form 8-K

    (1) Form 8-K filed November 13, 2002.

     Regulation FD Disclosure. Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the quarterly report on Form 10-Q for the quarterly period ended September 30, 2002.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report                                                                              18

Consolidated Balance Sheets as of December 31, 2002 and 2001                                              19

Consolidated Statements of Income for the years ended December 31, 2002, 2001,
   and 2000                                                                                               20

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002,
   2001, and 2000                                                                                         21

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000               22

Notes to Consolidated Financial Statements                                                                23

Financial Statement Schedules

         Schedule II.  Valuation and Qualifying Accounts                                                  35
         Schedule III.  Real Estate and Accumulated Depreciation                                          36

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Sizeler Property Investors, Inc.:

We have audited the consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                       KPMG LLP

New Orleans, Louisiana
February 5, 2003, except
for Note I, as to which the
date is March 6, 2003

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31
                                                                                         -----------------------------------------
                                                                                                2002                  2001
                                                                                         -------------------    ------------------
                              ASSETS
Real estate investments (Note B)
     Land                                                                               $        53,751,000    $       52,859,000
     Buildings and improvements, net of accumulated depreciation
          of $97,322,000 in 2002 and $86,627,000 in 2001                                        214,039,000           209,951,000
     Investment in real estate partnership (Notes A and G)                                          835,000               847,000
                                                                                         -------------------    ------------------
                                                                                                268,625,000           263,657,000
Cash and cash equivalents (Note A)                                                                3,648,000             1,228,000
Accounts receivable and accrued revenue, net of allowance for
     doubtful accounts of $116,000 in 2002 and $165,000 in 2001                                   2,787,000             3,393,000
Prepaid expenses and other assets                                                                12,686,000            11,492,000
                                                                                         -------------------    ------------------
               Total Assets                                                             $       287,746,000    $      279,770,000
                                                                                         ===================    ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage notes payable (Notes D and M)                                                  $       108,883,000    $      111,223,000
Notes payable (Note D)                                                                            9,250,000             2,390,000
Accounts payable and accrued expenses                                                             9,575,000             8,705,000
Tenant deposits and advance rents                                                                   883,000               891,000
                                                                                         -------------------    ------------------
                                                                                                128,591,000           123,209,000
Convertible subordinated debentures (Notes D and M)                                              56,599,000            61,878,000
                                                                                         -------------------    ------------------
               Total Liabilities                                                                185,190,000           185,087,000

SHAREHOLDERS' EQUITY (Notes E and L)
Series A preferred stock, 40,000 shares authorized, none issued                                         ---                   ---
Series B cumulative redeemable preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized,
      336,000 issued and outstanding in 2002, none in 2001                                            1,000                   ---
Common stock, par value $0.0001 per share, 51,484,000 shares authorized,
      shares issued and outstanding -- 13,079,000 in 2002 and 12,013,000 in 2001                      1,000                 1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued                           ---                   ---
Additional paid-in capital                                                                      169,520,000           152,266,000
Accumulated other comprehensive gain (loss)                                                          20,000                (8,000)
Cumulative net income                                                                            44,774,000            41,932,000
Cumulative distributions paid (Note H)                                                         (111,760,000)          (99,508,000)
                                                                                         -------------------    ------------------
               Total Shareholders' Equity                                                       102,556,000            94,683,000
                                                                                         -------------------    ------------------
               Total Liabilities and Shareholders' Equity                               $       287,746,000    $      279,770,000
                                                                                         ===================    ==================

                 See notes to consolidated financial statements.

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          Year Ended December 31,
                                                       --------------------------------------------------------------
                                                                2002                 2001                 2000
                                                       -------------------- -------------------- --------------------
OPERATING REVENUE (Note A and C)
     Rental income                                     $       52,682,000    $      52,458,000   $       51,324,000
     Equity in income of partnership                              105,000               98,000              117,000
                                                       -------------------  -------------------- --------------------
                                                               52,787,000           52,556,000           51,441,000
                                                       -------------------  -------------------- --------------------
OPERATING EXPENSES (Note C)
     Utilities                                                  2,225,000            2,230,000            2,246,000
     Real estate taxes                                          4,316,000            4,076,000            3,933,000
     Administrative expenses (Note G)                           5,505,000            4,446,000            2,648,000
     Operations and maintenance                                 7,966,000            7,946,000            7,689,000
     Other operating expenses                                   5,032,000            5,512,000            5,574,000
     Depreciation and amortization (Note A)                    11,369,000           11,409,000           11,173,000
                                                       -------------------  -------------------- --------------------
                                                               36,413,000           35,619,000           33,263,000
                                                       -------------------  -------------------- --------------------
INCOME FROM OPERATIONS                                         16,374,000           16,937,000           18,178,000

     Interest expense (Note D)                                 13,377,000           15,240,000           15,850,000
                                                       -------------------  -------------------- --------------------
NET INCOME BEFORE GAIN ON SALE OF REAL ESTATE
     AND EXTRAORDINARY ITEM                                     2,997,000            1,697,000            2,328,000

Gain on sale of real estate                                           ---              506,000                  ---
                                                       -------------------  -------------------- --------------------
NET INCOME BEFORE EXTRAORDINARY ITEM                            2,997,000            2,203,000            2,328,000
Extraordinary item - early extinguishment of debt                (155,000)                 ---                  ---
                                                       -------------------  -------------------- --------------------
NET INCOME                                             $        2,842,000    $       2,203,000   $        2,328,000
                                                       ===================  ==================== ====================
NET INCOME ALLOCATION
     Allocable to preferred shareholders                          547,000                  ---                  ---
     Allocable to common shareholders                           2,295,000            2,203,000            2,328,000
                                                       -------------------  -------------------- --------------------
NET INCOME                                             $        2,842,000    $       2,203,000   $        2,328,000
                                                       =================== ==================== ====================
Net income per common share - basic and diluted
     Income before extraordinary item                  $             0.19    $            0.27   $             0.29
     Extraordinary item                                             (0.01)                 ---                  ---
                                                       -------------------  -------------------  --------------------
     Net income                                        $             0.18    $            0.27   $             0.29
                                                       ===================  ==================== ====================
WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                                 12,855,000            8,313,000            7,950,000
                                                       ===================  ==================== ====================

                 See notes to consolidated financial statements.

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Common Stock            Preferred Stock           Additional          Cumulative
                                             Shares       Amount       Shares        Amount      Paid-in Capital       Net Income
                                          ------------------------    ------------------------------------------     -------------
Balance at January 1, 2000                  7,908,787     $  1,000               0   $      0    $   118,240,000     $  37,401,000

Net income for 2000                                                                                                      2,328,000
Cash dividends declared and
  paid ($.91 per share)
  (Notes H and I)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note A)                                 9,000                                                     73,000
Shares issued pursuant to
  Incentive Award Plan (Note A)                 7,362                                                     59,000
Shares issued pursuant to
  Direct Stock Purchase Plan                  227,530                                                  1,663,000
Purchase of Company's Stock
     90,700 shares                            (90,700)                                                  (723,000)
                                          -----------     --------    ------------   --------    ---------------     -------------
Balance at December 31, 2000                8,061,979     $  1,000               0   $      0    $   119,312,000     $  39,729,000

Net income for 2001                                                                                                      2,203,000
Cash dividends declared and
  paid ($.92 per share)
  (Notes H and I)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note A)                                 9,000                                                     68,000
Shares issued pursuant to
  Incentive Award Plan (Note A)                 8,065                                                     59,000
Shares issued pursuant to
  Direct Stock Purchase Plan                  483,515                                                  4,205,000
New shares issued                           3,450,000                                                 28,622,000
                                          -----------     --------    ------------   --------    ---------------     -------------
Balance at December 31, 2001               12,012,559     $  1,000               0   $      0    $   152,266,000     $  41,932,000

Net income for 2002                                                                                                      2,842,000
Cash common stock dividends
  declared and paid ($.92 per share)
  (Notes H and I)
Cash preferred stock dividends
  declared and paid ($1.21875 per share)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note A)                                14,000                                                    130,000
Shares issued pursuant to
  Incentive Award Plan (Note A)                 8,505                                                     76,000
Shares issued pursuant to
  Direct Stock Purchase Plan                1,070,323                                                  9,583,000
Proceeds from Preferred Stock
  Offering (Notes D and I)                                                 336,040      1,000          7,722,000
Change in accumulated other
  comprehesive gain
Purchase of Company's Stock                   (28,328)                                                  (274,000)
Options exercised                               2,000                                                     17,000
                                          -----------     --------    ------------   --------    ---------------     -------------
Balance at December 31, 2002               13,079,059     $  1,000         336,040   $  1,000    $   169,520,000     $  44,774,000
                                          ===========     ========    ============   ========    ===============     =============

                                           Accumlated
                                             Other
                                          Comprehensive       Cumulative
                                          Gain or (Loss)     Distributions           Total
                                          --------------------------------      --------------
Balance at January 1, 2000                $    (8,000)     $   (84,673,000)     $   70,961,000

Net income for 2000                                                                  2,328,000
Cash dividends declared and
  paid ($.91 per share)
  (Notes H and I)                                               (7,234,000)         (7,234,000)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note A)                                                                         73,000
Shares issued pursuant to
  Incentive Award Plan (Note A)                                                         59,000
Shares issued pursuant to
  Direct Stock Purchase Plan                                                         1,663,000
Purchase of Company's Stock
     90,700 shares                                                                    (723,000)
                                          -----------      ---------------      --------------
Balance at December 31, 2000              $    (8,000)     $   (91,907,000)     $   67,127,000

Net income for 2001                                                                  2,203,000
Cash dividends declared and
  paid ($.92 per share)
  (Notes H and I)                                               (7,601,000)         (7,601,000)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note A)                                                                         68,000
Shares issued pursuant to
  Incentive Award Plan (Note A)                                                         59,000
Shares issued pursuant to
  Direct Stock Purchase Plan                                                         4,205,000
New shares issued                                                                   28,622,000
                                          -----------      ---------------      --------------
Balance at December 31, 2001              $    (8,000)     $   (99,508,000)     $   94,683,000

Net income for 2002                                                                  2,842,000
Cash common stock dividends
  declared and paid ($.92 per share)
  (Notes H and I)                                              (11,842,000)        (11,842,000)
Cash preferred stock dividends
  declared and paid ($1.21875 pershare)                           (410,000)           (410,000)
Shares issued pursuant to
  Directors' Stock Ownership
  Plan (Note A)                                                                        130,000
Shares issued pursuant to
  Incentive Award Plan (Note A)                                                         76,000
Shares issued pursuant to
  Direct Stock Purchase Plan                                                         9,583,000
Proceeds from Preferred Stock
  Offering (Notes D and I)                                                           7,723,000
Change in accumulated other
  comprehesive gain                            28,000                                   28,000
Purchase of Company's Stock                                                           (274,000)
Options exercised                                                                       17,000
                                          -----------      ---------------      --------------
Balance at December 31, 2002              $    20,000      $  (111,760,000)     $  102,556,000
                                          ===========      ===============      ==============

                 See notes to consolidated financial statements.

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years Ended December 31,
                                                                                --------------------------------------------------
                                                                                    2002               2001              2000
                                                                                ---------------  ------------------  -------------
OPERATING ACTIVITIES:
     Net income                                                                 $   2,842,000      $  2,203,000       $  2,328,000
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation                                                          11,369,000        11,409,000         11,173,000
             Extraordinary item - early extinguishment of debt                        155,000               ---                ---
             Gain from sale of real estate                                                ---          (506,000)               ---
             Decrease (increase) in accounts receivable and accrued revenue           606,000          (692,000)           214,000
             (Increase) decrease in prepaid expenses and other assets                 (91,000)       (1,289,000)           179,000
             Decrease in accounts payable and accrued expenses                     (2,220,000)       (1,988,000)        (2,744,000)
                                                                                -------------      ------------       ------------
                 Net Cash Provided by Operating Activities                         12,661,000         9,137,000         11,150,000
                                                                                -------------      ------------       ------------
INVESTING ACTIVITIES:
     Acquisitions of and improvements to real estate investments                  (14,536,000)       (6,312,000)       (10,496,000)
     Net payments for purchase of Management Company                                      ---        (1,560,000)               ---
     Proceeds from sale of real estate                                                    ---         5,825,000                ---
                                                                                -------------      ------------       ------------
                 Net Cash Used in Investing Activities                            (14,536,000)       (2,047,000)       (10,496,000)
                                                                                -------------      ------------       ------------
FINANCING ACTIVITIES:
     Proceeds from mortgage notes payable                                                 ---               ---         30,400,000
     Principal payments on mortgage notes payable                                  (2,340,000)       (1,940,000)        (1,949,000)
     Net proceeds (payments) on notes payable to banks                              8,811,000       (31,145,000)       (21,412,000)
     Increase in mortgage escrow deposits and debt issuance costs                     (74,000)          (26,000)          (972,000)
     Cash dividends to shareholders (Note H)                                      (12,252,000)       (7,601,000)        (7,234,000)
     Cash redemption of debentures (Note D)                                       (33,811,000)              ---                ---
     Proceeds from debenture offering (Notes D and J)                              29,300,000               ---                ---
     Net proceeds from preferred stock offering (Notes D and J)                     6,954,000               ---                ---
     Debenture issuance costs (Note D)                                             (1,826,000)              ---                ---
     Proceeds from issuance of shares of common stock pursuant to direct
          stock purchase, stock option, and stock award plans                       9,807,000         4,332,000          1,795,000
     Net proceeds from issuance of new common shares                                      ---        28,622,000                ---
     Repurchase of common stock                                                      (274,000)              ---           (723,000)
                                                                                -------------      ------------       ------------
                 Net Cash Provided by (Used In) Financing Activities                4,295,000        (7,758,000)           (95,000)
                                                                                -------------      ------------       ------------

Net increase (decrease) in cash and cash equivalents                                2,420,000          (668,000)           559,000

Cash and cash equivalents at beginning of year                                      1,228,000         1,896,000          1,337,000
                                                                                -------------      ------------       ------------
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   3,648,000      $  1,228,000       $  1,896,000
                                                                                =============      ============       ============

Cash interest payments, net of capitalized interest                             $  13,141,000      $ 15,247,000       $ 15,709,000
                                                                                =============      ============       ============

                 See notes to consolidated financial statements.

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001, and 2000

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As of December 31, 2002, the Company's real estate portfolio included interests in fifteen shopping centers and sixteen apartment communities, two of which are currently under construction. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority owned entities, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fifteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the "Company".

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, as defined above. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investment in a real estate partnership at December 31, 2002 and 2001 represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

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

We apply Statement 144 to measure impairment in long lived assets. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Developments in process are carried at cost, which includes land acquisition cost, architectural fees, general contractor fees, capitalized interest, internal costs related directly to the development and other costs related directly to the construction of the property. Depreciation is not recorded until the property is placed in service, which occurs shortly after receipt of a certificate of occupancy.

Deferred Charges. Debt issuance costs incurred in connection with issuance of the Company's 9% Convertible Subordinated Debentures (the "Debentures") and mortgage financings and refinancings are included in prepaid expense and other assets. The costs are being amortized over the term of the related obligations. Unamortized costs related to the Debentures are offset against shareholders' equity upon conversion by debenture holders. Unamortized costs related to mortgage financings and refinancings are charged to expense upon prepayment of the obligation.

Costs incurred in connection with the execution of leases are included in prepaid expenses and other assets. The costs are amortized over the term of the respective lease. Unamortized costs are charged to expense upon termination of the lease prior to the expiration of the lease term.

Business Combinations and Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. In accordance with Statement 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 was adopted by the Company effective January 1, 2002 and requires that the Company reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. No such impairment losses were recognized in 2002.

During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003, and will reclassify its 2002 early extinguishment of debt accordingly, in subsequent periods.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. The Company does not currently have guarantees that require disclosure. The Company will adopt the measurement provisions of this statement in the first quarter of 2003 and the adoption is not expected to have a material effect on its financial position or results of operations when adopted.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 is not currently expected to have an effect on the Company's financial position or results of operations when adopted.

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

A real estate investment trust (REIT) is required to distribute to shareholders at least 90% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 2002, the income tax basis, net of accumulated tax depreciation, of the Company's real estate properties was approximately $280 million.

Earnings Per Share. SFAS No. 128, Earnings Per Share, requires disclosure of both basic and fully diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

For the years ended December 31, 2002, 2001 and 2000, options to purchase 906,943, 753,443 and 642,443 shares of common stock, respectively, were outstanding but excluded in the computation of diluted EPS because the options' exercise prices were generally greater than the average market prices of common shares. The inclusion of in-the-money options had no effect on the calculation of diluted EPS. The Company's outstanding debentures are also excluded from the computation for 2002, 2001 and 2000 due to their antidilutive effect. Accordingly, there is no effect on net income in the calculation of diluted EPS for the years ended December 31, 2002, 2001 or 2000.

Capital Stock. On June 25, 2001, Sizeler Property Investors, Inc., a Delaware corporation, reincorporated in the State of Maryland. Maryland General Corporate Law recognizes repurchased stock of a corporation as authorized but unissued stock rather than treasury stock. Accordingly, effective June 25, 2001, the par value of treasury stock was reclassed as a reduction of capital stock issued. The cost of treasury stock in excess of par value was charged to additional paid-in capital. This change in law as a result of the reincorporation had no effect on total stockholders' equity. The Company has one class of common stock and 336,040 outstanding shares of Series B Cumulative Redeemable Preferred Stock as of December 31, 2002.

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

In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation- Transition and Disclosure (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, Accounting for Stock-Based Compensation, to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. The Company is currently assessing the impact, if any of the transition options presented in Statement 148.

The Company applies APB Opinion No. 25 in accounting for its 1986 and 1996 Stock Option Plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the proforma grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the proforma amounts indicated below:

                                               As Reported                             Proforma Results
                                 ----------------------------------------  ----------------------------------------
                                     2002          2001         2000           2002          2001          2000
                                 ------------  ------------  ------------  ------------  ------------  ------------
Net income
available to common              $  2,295,000  $  2,203,000  $  2,328,000  $  2,234,000  $  2,158,000  $  2,250,000

Net income available to
common per share                 $       0.18  $       0.27  $       0.29  $       0.17  $       0.26  $       0.28

For grants in 2002, 2001 and 2000 the fair value of each option grant is estimated on the date of grant using a Black-Scholes pricing model based on the following assumptions:

                                        2002          2001          2000
                                     ----------    ----------    ----------
       Risk free interest rate          5.3%          5.4%          6.8%
       Expected life                  10 years      10 years      10 years
       Expected volatility             24.6%         20.1%         29.1%
       Expected dividend                9.6%         10.9%         11.5%

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

Reclassifications. Certain reclassifications have been made in the 2001 and 2000 consolidated financial statements to conform with the 2002 financial statement presentation.

NOTE B:  REAL ESTATE INVESTMENTS

Certain real estate with a book value of $131,148,000 at December 31, 2002 is pledged as collateral for notes payable described in Note D. In addition, certain notes are secured by collateral assignments of rents and leases on such real estate. Certain real estate is located on land subject to long-term leases expiring at dates through 2046.

Construction is currently underway on the Company's two new apartment communities: the second phase of its Governors Gate Apartment community located in Pensacola, Florida and Greenbrier Estates, which is located in proximity to the Company's North Shore Square Mall, located in Slidell, Louisiana. These two developments will add approximately 350 new units to the existing portfolio.

NOTE C:  REAL ESTATE OPERATIONS

The Company's principal business is investing in shopping centers and apartment communities, located in the southeastern United States. Tenants in the Company's shopping centers include national, regional, and local retailers. Most of the Company's shopping center leases provide for the payment of fixed monthly rentals (minimum rents), reimbursement of common area maintenance, utilities, taxes, and insurance expenses, and many of the Company's retail leases also provide for payment of additional rents based upon a percentage of retail sales in excess of stated minimums. The non-cancelable portions of such lease terms range from one to forty years. The Company's apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions.

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

The Company's shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancelable operating leases at December 31, 2002 are as follows:

               Year                                    Amount
               ----                                --------------
               2003                                $   18,686,000
               2004                                    17,584,000
               2005                                    15,297,000
               2006                                    12,196,000
               2007                                     9,131,000
               Thereafter                              42,777,000
                                                   --------------
                                                   $  115,671,000
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

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers. The accounting policies of the segments are the same as those described in Note A, Significant Accounting Policies.

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

The operating revenues, operating expenses, net operating income, and real estate investments for each of the reportable segments are summarized below for the years ended December 31, 2002, 2001, and 2000.

                                                     2002                    2001                    2000
                                                 -------------           -------------           -------------
Retail:
     Operating revenue                           $  28,791,000           $  28,578,000           $  28,487,000
     Operating expenses                             (9,382,000)            (10,195,000)            (10,012,000)
                                                 -------------           -------------           -------------
Net operating income - retail                       19,409,000              18,383,000              18,475,000

Apartments:
     Operating revenue                              23,996,000              23,978,000              22,954,000
     Operating expenses                            (10,157,000)             (9,569,000)             (9,430,000)
                                                 -------------           -------------           -------------
Net operating income - apartment                    13,839,000              14,409,000              13,524,000
                                                 -------------           -------------           -------------

Net operating income - total                        33,248,000              32,792,000              31,999,000

     Administrative expenses (Note G)               (5,505,000)             (4,446,000)             (2,648,000)
     Depreciation                                  (11,369,000)            (11,409,000)            (11,173,000)
                                                 -------------           -------------           -------------
Income from operations                              16,374,000              16,937,000              18,178,000

     Interest expense                              (13,377,000)            (15,240,000)            (15,850,000)
                                                 -------------           -------------           -------------

Net income before gain on sale of
     real estate and extraordinary item          $   2,997,000           $   1,697,000           $   2,328,000
                                                 =============           =============           =============

Gross real estate investments
     Retail                                      $ 218,840,000           $ 211,071,000           $ 212,805,000
     Apartments                                    147,107,000             139,213,000             136,870,000
                                                 -------------           -------------           -------------
                                                 $ 365,947,000           $ 350,284,000           $ 349,675,000
                                                 =============           =============           =============

The Company's retail segment had capital expenditures of approximately $7,769,000 in 2002, $3,985,000 in 2001 and $7,591,000 in 2000. The apartment segment has capital expenditures of approximately $7,894,000 in 2002, $2,343,000 in 2001 and $2,778,000 in 2000.

NOTE D: NOTES PAYABLE AND OTHER LONG-TERM LIABILITIES

The weighted average interest rate on mortgage debt at December 31, 2002 and 2001 was 7.38%. The Company's mortgage notes payable at December 31, 2002 and 2001, are as follows:

                                           Secured by Land
                                            Buildings, and                         Balance
                                             Improvements                       Outstanding at
                            Interest      with Book Value on                     December 31,
                                                                      -----------------------------------
Principal Maturity            Rate        December 31, 2002               2002                   2001
------------------        ------------    -----------------           -----------------------------------
May 1, 2008                   7.17%       $       4,092,000           $  4,025,000           $  4,077,000
June 1, 2008                  7.07%               9,394,000              9,520,000              9,645,000
May 1, 2008                   7.38%               4,472,000              5,526,000              5,592,000
May 1, 2010                   7.94%              12,577,000             10,530,000             10,619,000
May 1, 2008                   7.21%              11,594,000             10,083,000             10,209,000
May 1, 2008                   7.20%               4,587,000              4,096,000              4,148,000
May 1, 2008                   7.18%              16,988,000             15,231,000             15,424,000
May 1, 2008                   6.95%              23,779,000             16,500,000             16,727,000
January 1, 2011               7.42%               2,236,000              3,931,000              3,967,000
January 1, 2013               8.05%              29,458,000             18,131,000             19,267,000
August 1, 2011                7.16%               3,734,000              2,814,000              2,947,000
May 1, 2008                   7.32%               3,822,000              4,307,000              4,359,000
May 1, 2008                   7.19%               4,415,000              4,189,000              4,242,000
                                          -----------------           ------------           ------------
                                          $     131,148,000           $108,883,000           $111,223,000
                                          =================           ============           ============

Future principal payments on the Company's mortgage notes payable at December 31, 2002 for each of the subsequent five years are as follows:

                    Year                             Amount
                    ----                             ------
                    2003                        $   2,523,000
                    2004                            2,716,000
                    2005                            2,934,000
                    2006                            3,167,000
                    2007                            3,414,000
                                                -------------
                                                $  14,754,000
                                                =============

The Company has commitments for lines of credit from several commercial banks totalling $65 million, of which approximately $56 million was available at December 31, 2002. The weighted average interest rate was 4.1% and 6.2% for the years ended December 31, 2002 and 2001, respectively. The terms of the agreements for each of the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of a material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios. The Company was in compliance with the bank debt covenant agreements at December 31, 2002. On February 1, 2003, the Company increased its bank lines of credit to $75 million.

On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, to exchange into $27,299,000 of the Company's 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company's 9.75% Series B cumulative redeemable preferred stock (at $25 per share). On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). After completion of the exchange and cash offerings, the entire $61,878,000 principal amount of the Old Debentures had been retired. The Company now has outstanding $56,599,000 principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 336,040 shares of its 9.75% cumulative redeemable preferred stock (with a liquidation price of $25 per share plus accumulated dividends). As a result of the transaction, the Company recognized an extraordinary loss of $155,000 related to the write-off of the Old Debentures' unamortized issuance costs.

NOTE E: SHAREHOLDERS' EQUITY

In the second quarter of 2002, the Company issued 336,040 shares of 9.75% cumulative redeemable preferred stock. As described in Note D, 30,720 shares were issued in exchange for the Company's Old Debentures and the remaining 305,320 were issued for cash. The net proceeds of $7.0 million were used to retire the Old Debentures and for general corporate purposes.

NOTE F: STOCK OPTION AND OWNERSHIP PLANS

On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, "10-year" options may be granted to key employees, and are annually granted to non-employee directors at the average of the high and low sales price for a share of the Company's common stock on the New York Stock Exchange on the date of grant. A total of 600,000 shares of common stock of the Company are available for grant, of which a maximum of 125,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date. No options will be granted under the 1996 Plan after February 1, 2006. On May 10, 2002, shareholders voted to amend the Plan, increasing the total of options available for grant to 1,800,000 and increasing the maximum of options available to non-employee directors to 500,000. At December 31, 2002, there were a total of 700,000 options granted, of which 526,500 options granted were exercisable under the 1996 plan.

The Company had a 1986 Stock Option Plan (the "1986 Plan") which terminated in October 1996. Under the 1986 Plan,

10-year options were granted to key employees and were annually granted to non-employee directors at the average of the high and low sales price for a share of the Company's common stock on the New York Stock Exchange on the date of grant. At December 31, 2002, there were a remaining total of 206,250 shares of common stock reserved for issuance upon exercise of options granted under the 1986 Plan. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date.

The following is a summary of the Company's 1996 and 1986 Plans combined for the years ended December 31, 2002, 2001, and 2000:

                                                    2002                       2001                        2000
                                         -------------------------   ------------------------    ------------------------
                                                         Weighted                   Weighted                    Weighted
                                                         Average                    Average                     Average
                                                         Exercise                   Exercise                    Exercise
                                           Shares         Price        Shares        Price         Shares        Price
                                         ----------    -----------   ----------   -----------    ----------   -----------
Outstanding at beginning of year            753,443    $      9.52      624,443   $      9.71       565,443   $     10.34
Granted                                     158,500           9.58      130,000          8.47       130,000          8.00
Exercised                                    (2,000)          8.56          ---           ---           ---           ---
Expired                                      (3,000)         11.50      (19,000)         8.75       (53,000)        12.22
                                         ----------    -----------   ----------   -----------    ----------   -----------
Outstanding at end of year                  906,943    $      9.53      753,443   $      9.52       642,443   $      9.71
                                         ==========    ===========   ==========   ===========    ==========   ===========

Options exercisable                         733,443    $      9.59      603,443   $      9.82       509,943   $     10.13
                                         ==========    ===========   ==========   ===========    ==========   ===========

Based on the Black-Scholes pricing model, the weighted-average fair value of options on the date of grant, which were granted in 2002, 2001, and 2000, was $0.62, $0.25, and $0.54, respectively.

The following table summarizes information about the Company's stock option plans outstanding at December 31, 2002:

                             Options Outstanding                                          Options Exercisable
-----------------------------------------------------------------------------   --------------------------------------
                           Number         Weighted-Average      Weighted-             Number            Weighted-
      Range of         Outstanding at        Remaining           Average          Exercisable at         Average
  Exercise Prices     December 31, 2002   Contractual Life    Exercise Price     December 31, 2002    Exercise Price
-----------------------------------------------------------------------------   --------------------------------------
  $  8.00  -  8.63         416,943            6.4 yrs.       $          8.33          366,943        $           8.31
  $  8.64  -  9.59         212,500            8.4 yrs.                  9.42           89,000                    9.20
  $  9.60  - 13.56         277,500            3.3 yrs.                 11.40          277,500                   11.40
                           -------            --------       ---------------          -------        ----------------
                           906,943            5.9 yrs.       $          9.52          733,443        $           9.59
                           -------            --------       ---------------          -------        ----------------

The 1994 Directors' Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, are entitled to receive an annual director's fee of 750 shares. The number of shares entitled was amended to 1,000 shares effective January 1, 1996, amended to 1,500 shares effective January 1, 1997 and amended to 2,000 shares effective May 10, 2002. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. Under this Plan, there were 14,000 shares issued in 2002 and 9,000 shares issued each year in 2001 and 2000.

The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the Company's achievement of planned growth in funds from operations per share. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company incurred compensation costs totaling $145,000 in 2002, $154,500 in 2001 and $121,000 in 2000.

NOTE G: RELATED PARTY TRANSACTIONS

On October 5, 2001, the Company completed the acquisition of Sizeler Real Estate Management Co., Inc. from Sizeler Realty Co., Inc. ("Sizeler Realty"). The purchase price for this acquisition was $3.05 million in cash. For the years ended 2001 and 2000, the Company paid Sizeler Real Estate Management Co., Inc. $2.8 million and $3.0 million in management fees, leasing commissions and reimbursed legal and administrative costs, respectively. Financial reporting requires that any difference between the net asset valuation of the assets acquired and the total of the purchase price plus acquisition costs be recognized as a non-recurring charge to operations. In compliance with reporting requirements, the Company recorded a non-recurring charge to operations (administrative expenses) of $1.2 million in the quarter ended December 31, 2001. A beneficial minority interest is directly owned in Sizeler Realty by an officer and director of the Company, and the balance is owned by members of the family of the officer's wife and residual entities of the estates of her mother and father. The following table summarizes the estimated fair values of the net assets acquired and liabilities assumed at the date of acquisition:

                  Cash                                 $      575,000
                  Other current assets                         57,000
                  Office equipment                            112,000
                  Valuation of third party
                       management contracts                 1,558,000
                                                       --------------
                               Total assets acquired        2,302,000
                  Current liabilities                        (167,000)
                                                       --------------
                               Net assets acquired     $    2,135,000
                                                       ==============

Property and equipment includes building improvements and office equipment, which are being depreciated over their estimated useful lives of five years. The third party management contracts will be accounted for under FASB Statement 142 (see Note A).

The Company also paid $14,000, $17,000 and $14,000 in 2002, 2001 and 2000, respectively, for engineering consulting fees and $9,000 in fees during 2002 to a majority-owned subsidiary of Sizeler Realty. During 2002, the Company received management fees and commissions of approximately $461,000 from various entities in which a director and officer of the Company has an interest.

The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $111,000 in 2002, $105,000 in 2001, and $103,000 in
2000. The term of the lease expires January 31, 2007 and the lease provides for one remaining five-year renewal option.

The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease with Westland Shopping Center LLC (the "LLC"), expiring on December 31, 2046. The LLC is owned by an entity of which an officer and director and his wife and her brother and her brother's wife own interests. The Company was charged ground rent of $65,000 in 2002, $61,000 in 2001 and $55,000 in 2000.

In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center ("Southwood") from Sizeler Realty (LaPalco), Inc. ("LaPalco"), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease from an entity in which an officer and director and his wife and her brother and her brother's wife own interests, expiring on March 31, 2031. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. Ground rent in the amount of $27,000 was payable under the lease agreement in 2002. No ground rent was payable in 2001, while $22,000 was payable in 2000. LaPalco is the primary obligor on a mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. At December 31, 2002, the balance of the mortgage note payable was $952,000. Although the Company is not an obligor on the mortgage note payable, the partnership's interest in Southwood is subordinated to the mortgage encumbering the property.

An officer and director of the company is a director of Hibernia National Bank ("Hibernia") and Hibernia Corporation. At December 31, 2002, $30,000,000 of the Company's $65,000,000 of bank lines of credit was provided by Hibernia. The Company had borrowings under this line totaling $100,000 at December 31, 2002. At December 31, 2001, $15,000,000 of the Company's $50,000,000 bank lines of credit was provided by Hibernia. The Company had borrowings under this line totaling $1,102,000 at December 31, 2001.

NOTE H: DIVIDEND DISTRIBUTION

The quarterly common stock dividends paid in 2002, 2001, and 2000 for federal income tax purposes were as follows:

                                 2000                       2002                       2001
                        -----------------------   -----------------------    -------------------------
                                          Per                       Per                          Per
                             Total       Share        Total        Share         Total          Share
                        ------------    -------   -------------   -------    -------------     -------
Ordinary income         $  3,990,000    $  0.31   $   4,914,000   $  0.54    $   4,293,000     $  0.54
Return of capital          7,852,000       0.61       2,181,000      0.30        2,941,000        0.37
Capital gain                     ---        ---         506,000      0.08              ---         ---
                        ------------    -------   -------------   -------    -------------     -------
                        $ 11,842,000    $  0.92   $   7,601,000   $  0.92    $   7,234,000     $  0.91
                        ============    =======   =============   =======    =============     =======

The Company paid $410,000 in preferred dividends on its Series B Cumulative Redeemable Preferred Stock in 2002, all of which was classified as ordinary income for federal income tax purposes.

NOTE I: SUBSEQUENT EVENTS

On February 1, 2003, the Company increased its bank lines of credit to $75,000,000.

On February 17, 2003, the Company paid a $.609375 per share dividend on its 9.75% Series B Cumulative Redeemable Preferred Stock, payable to shareholders of record on January 31, 2003.

On March 6, 2003, the Company paid a $.23 per share quarterly dividend to shareholders of record as of February 28, 2003.

NOTE J: CASH FLOWS

In the second quarter of 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009, and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). Gross cash proceeds of these offerings were $36,933,000. These proceeds after payment of issuance costs were used to retire the Company's 8.0% convertible subordinated debentures due July 15, 2003 and for general corporate purposes.

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

In accordance with industry practice and Company policy the Company capitalized $490,000 in interest costs in 2002, $307,000 in 2001 and $494,000 in 2000.

NOTE K: COMMITMENTS AND CONTINGENCIES

The Company's officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $121,000, $130,000 and $126,000 in 2002, 2001, and 2000, respectively.

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

The carrying values and respective fair market values of the Company's mortgage notes payable and 9% convertible subordinated debentures are presented below. The estimated fair values of the mortgage notes were calculated as the net present value of the total payments through the loan term discounted using rates available to the Company for issuance of similar debt with similar terms at year-end 2002. The estimated fair values of the convertible subordinated debentures were calculated using year-end market quotes obtained from the New York Stock Exchange.

                                                Carrying           Estimated
                                                 Value         Fair Market Value
                                            --------------     -----------------
Mortgage notes payable
         2002                               $  108,883,000       $ 119,614,000
         2001                                  111,223,000         113,121,000
Convertible subordinated debentures
         2002                               $   56,599,000       $  57,731,000
         2001                                   61,878,000          60,950,000

NOTE N: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized (unaudited) quarterly financial data for the years ended 2002 and 2001 are as follows (in thousands, except per share data):

                                                   Three months ended in 2002
                                    -------------------------------------------------------
                                      March 31      June 30     September 30    December 31
                                    -------------------------------------------------------
Revenues                            $    13,135  $    13,132   $   13,133      $     13,387
Income from operations              $     4,497  $     4,099   $    3,958      $      3,820
Net income                          $     1,191  $       401   $      747      $        503
Net income per common share         $      0.09  $      0.02   $     0.05      $       0.02
Shares outstanding                       12,236       12,990       13,091            13,090

                                                   Three months ended in 2001
                                    -------------------------------------------------------
                                      March 31      June 30     September 30    December 31
                                    -------------------------------------------------------
Revenues                            $    13,156  $    13,076   $   13,069      $     13,255
Income from operations              $     4,645  $     4,553   $    4,495      $      3,244
Net income (loss) (Note G)          $       663  $       696   $    1,260      $       (416)
Net income (loss) per share         $      0.09  $      0.08   $     0.15      $      (0.05)
Shares outstanding                        8,107        8,203        8,299             8,638

                                                                     SCHEDULE II

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2002, 2001, and 2000

                COLUMN A                             COLUMN B         COLUMN C         COLUMN D       COLUMN E
                --------                             --------         --------         --------       --------
                                                     Balance at      Additions                         Balance
                                                     Beginning       Charged to                        at End
                                                     of Period       Operations       Deductions      of Period
                                                     ---------       ----------       ----------      ---------
Year ended December 31, 2002
       Allowance for doubtful accounts              $  165,000       $  79,000        $  128,000     $  116,000

Year ended December 31, 2001
       Allowance for doubtful accounts              $  331,000       $ 144,000        $  310,000     $  165,000

Year ended December 31, 2000
       Allowance for doubtful accounts              $  430,000       $ 141,000        $  240,000     $  331,000

                                                                    SCHEDULE III

                SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002

         COLUMN A              COLUMN B                COLUMN C            COLUMN D                     COLUMN E
-------------------------    ------------  ---------------------------   ------------   ------------------------------------------

                                                                            Costs
                                                                         Capitalized
                                                                          Subsequent           Gross Amount at Which
                                             Initial Cost to Company     Acquisition           Carried at Close of Period
                                           ---------------------------   ------------   ------------------------------------------
                                                          Buildings &        Net                       Buildings &
Description                  Encumbrance       Land       Improvements   Improvements       Land       Improvements      Total
-----------                  ------------  ------------   ------------   ------------   ------------  -------------   ------------
Regional enclosed malls:
   Hammond Square            $         --  $  2,574,000   $ 23,664,000   $  4,386,000   $  3,917,000  $  26,707,000   $ 30,624,000
   North Shore Square          18,131,000     4,000,000     30,150,000      5,615,000      4,109,000     35,656,000     39,765,000
   Southland                           --     2,408,000     28,289,000     14,030,000      2,485,000     42,242,000     44,727,000
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------
                               18,131,000     8,982,000     82,103,000     24,031,000     10,511,000    104,605,000    115,116,000
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------

Power shopping centers:
   Lantana Plaza                       --     6,000,000     14,107,000      2,988,000      6,053,000     17,042,000     23,095,000
   Town and Country                    --       860,000      3,194,000      8,258,000      1,502,000     10,810,000     12,312,000
   Westward                            --     5,676,000     13,506,000      3,734,000      5,676,000     17,240,000     22,916,000
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------
                                       --    12,536,000     30,807,000     14,980,000     13,231,000     45,092,000     58,323,000
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------

Community shopping centers:
   Airline Park                        --       977,000      1,037,000      1,368,000        977,000      2,405,000      3,382,000
   Azalea Gardens                      --       574,000        806,000        641,000        574,000      1,447,000      2,021,000
   Colonial                            --       554,000        555,000        811,000        559,000      1,361,000      1,920,000
   Gonzales Plaza                      --       713,000      4,381,000      1,165,000        721,000      5,538,000      6,259,000
   Rainbow Square               2,814,000       970,000      4,443,000        226,000        984,000      4,655,000      5,639,000
   Weeki Wachee                        --     2,185,000      4,179,000        895,000      2,149,000      5,110,000      7,259,000
   Westgate                            --     1,809,000      2,162,000      2,023,000      1,774,000      4,220,000      5,994,000
   Westland (e)                        --            --      3,068,000      2,279,000             --      5,347,000      5,347,000
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------
                                2,814,000     7,782,000     20,631,000      9,408,000      7,738,000     30,083,000     37,821,000
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------

Apartments:
   Bel Air                      4,025,000       500,000      3,674,000      1,689,000        500,000      5,363,000      5,863,000
   Bryn Mawr                    9,520,000     1,575,000      9,020,000      1,647,000      1,653,000     10,589,000     12,242,000
   Colonial Manor                      --       212,000        771,000        521,000        212,000      1,292,000      1,504,000
   Garden Lane                  5,526,000       500,000      3,117,000      2,853,000        500,000      5,970,000      6,470,000
   Georgian                            --       839,000      2,420,000      2,327,000        839,000      4,747,000      5,586,000
   Governors Gate              10,530,000       499,000             --     14,262,000        499,000     14,262,000     14,761,000
   Hampton Park                 7,058,000     1,305,000      6,616,000      3,659,000      1,156,000     10,424,000     11,580,000
   Jamestown                    4,096,000       712,000      4,035,000      1,310,000        712,000      5,345,000      6,057,000
   Lafayette Square            15,231,000     2,632,000     14,282,000      8,251,000      2,458,000     22,707,000     25,165,000
   Lakeview Club               16,500,000     4,400,000     23,200,000      2,514,000      4,436,000     25,678,000     30,114,000
   Magnolia Place               3,931,000       175,000      2,050,000      1,109,000        175,000      3,159,000      3,334,000
   Pine Bend                    3,025,000       450,000      3,029,000      1,756,000        450,000      4,785,000      5,235,000
   Steeplechase                 4,307,000       594,000      3,328,000      1,494,000        594,000      4,822,000      5,416,000
   Woodcliff                    4,189,000       695,000      4,047,000      1,566,000        695,000      5,613,000      6,308,000
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------
                               87,938,000    15,088,000     79,589,000     44,958,000     14,879,000    124,756,000    139,635,000

Construction Projects                  --     1,799,000      6,767,000             --      1,799,000      6,767,000      8,566,000
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------
Undeveloped Land                       --     4,921,000         57,000        673,000      5,593,000         58,000      5,651,000
                             ------------  ------------   ------------   ------------   ------------   ------------   ------------
 TOTAL                       $108,883,000  $ 51,108,000   $219,954,000   $ 94,050,000   $ 53,751,000   $311,361,000   $365,112,000
                             ============  ============   ============   ============   ============   ============   ============

         COLUMN A              COLUMN F                 COLUMN G                COLUMN H       COLUMN I
-------------------------    ------------        --------------------------   -------------  ------------
                                                                                               Life on
                                                                                                which
                                                                                             Depreciation
                                                                                               in Latest
                                                                                                Income
                             Accumulated                  Date of                   Date     Statement is
Description                  Depreciation               Construction              Acquired     Computed
-------------------------    ------------        --------------------------     ------------ ------------
Regional enclosed malls:
   Hammond Square            $ 11,631,000                1978, 1992, 1995             1987      10-40 yrs
   North Shore Square          10,307,000          1986, 1995, 2001, 2002             1994      10-40 yrs
   Southland                   16,949,000                1970, 1981, 1994             1986      10-40 yrs
                             ------------
                               38,887,000
                             ------------

Power shopping centers:
   Lantana Plaza                4,093,000                      1992, 1999             1993      10-40 yrs
   Town and Country             1,148,000          1989, 2000, 2001, 2002             1993      10-40 yrs
   Westward                     5,257,000          1961, 1990, 1995, 2000             1992      10-40 yrs
                             ------------
                               10,498,000
                             ------------

Community shopping centers:
   Airline Park                   637,000                1973, 1986, 2001             1987      10-40 yrs
   Azalea Gardens                 589,000                1950, 1986, 2002             1987      10-40 yrs
   Colonial                       625,000                1967, 1987, 1999             1987      10-40 yrs
   Gonzales Plaza               1,624,000                1989, 2001, 2002             1991      10-40 yrs
   Rainbow Square               1,905,000                      1986, 2001             1988      10-40 yrs
   Weeki Wachee                 1,850,000                1987, 2000, 2002             1988      10-40 yrs
   Westgate                     1,593,000                1964, 1987, 2001             1987      10-40 yrs
   Westland (e)                 2,344,000                1966, 1990, 1999             1987      10-40 yrs
                             ------------
                               11,167,000
                             ------------

Apartments:
   Bel Air                      1,771,000                       1968, 1974            1992      10-40 yrs
   Bryn Mawr                    2,848,000                       1991, 1999            1993      10-40 yrs
   Colonial Manor                 583,000                       1967, 1994            1987      10-40 yrs
   Garden Lane                  1,998,000                 1966, 1971, 1999            1992      10-40 yrs
   Georgian                     1,598,000                 1951, 1980, 1993            1992      10-40 yrs
   Governors Gate               2,184,000                             1999            1998      10-40 yrs
   Hampton Park                 3,792,000                       1977, 1995            1993      10-40 yrs
   Jamestown                    1,470,000                       1971 -1972            1995      10-40 yrs
   Lafayette Square             8,177,000          1969 - 1972, 1995, 1999            1993      10-40 yrs
   Lakeview Club                6,335,000                             1992            1994      10-40 yrs
   Magnolia Place               1,098,000                             1984            1991      10-40 yrs
   Pine Bend                    1,429,000                             1979            1992      10-40 yrs
   Steeplechase                 1,594,000                             1982            1992      10-40 yrs
   Woodcliff                    1,893,000                       1977, 1999            1993      10-40 yrs
                             ------------
                               36,770,000

 Construction Projects                 --
                             ------------
 Undeveloped Land                      --
                             ------------
 TOTAL                       $ 97,322,000
                             ============

Note: This schedule does not include the Company's 50% interest in a real estate partnership.

Note (a)   Changes in real estate owned were as follows:

                                                        2002             2001            2000
                                                  --------------   -------------   --------------
           Balance at beginning of year            $349,437,000     $348,759,000    $338,389,000
           Additions during year:
                  Investments in land                   892,000          361,000       1,647,000
                  Improvements                       14,783,000          317,000       8,723,000
                                                   ------------     ------------    ------------
           Balance at end of year                  $365,112,000     $349,437,000    $348,759,000
                                                   ============     ============    ============


Note (b)   Changes in accumulated depreciation of real estate assets owned were as follows:

                                                                  2002             2001               2000
                                                            --------------    --------------    ---------------
           Balance at beginning of year                       $86,627,000      $76,727,000        $66,162,000
           Additions during year:
                  Depreciation on real estate assets           10,695,000        9,900,000         10,565,000
                                                              -----------      -----------        -----------
           Balance at end of year                             $97,322,000      $86,627,000        $76,727,000
                                                              ===========      ===========        ===========


Note (c) The income tax basis of real estate, net of accumulated tax depreciation, was approximately $279,757,000 at December 31, 2002.

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

                               FORM 10-K EXHIBITS

3.1      Articles of Incorporation                                            Incorporated by Reference (16)
3.2      By-Laws, as amended                                                  Incorporated by Reference (17)
4.0A     Form of Certificate for Common Stock, $.01 par value                 Incorporated by Reference (3)
4.1A     Indenture for the Registrant's 9% Convertible                        Incorporated by Reference (18)
             Subordinated Debentures, due 2009
4.2A     Debenture for the Registrant's 9% Convertible                        Incorporated by Reference (18)
             Subordinated Debentures, due 2009
4.3A     Articles supplementary creating the Registrant's 9.75%               Incorporated by Reference (18)
             Series B Cumulative Redeemable Preferred Stock
10.1A    Management Agreement                                                 Incorporated by Reference (1)
10.1B    Amendment No. 1 to Management Agreement                              Incorporated by Reference (3)
10.1C    Amendment No. 2 to Management Agreement                              Incorporated by Reference (4)
10.1D    Amendment No. 3 to Management Agreement                              Incorporated by Reference (8)
10.1E    Amendment No. 5 to Management Agreement                              Incorporated by Reference (10)
10.1F    Amendment No. 4 to Management Agreement                              Incorporated by Reference (14)
10.1G    Amendment No. 6 to Management Agreement                              Incorporated by Reference (14)
10.1H    Amendment No. 7 to Management Agreement                              Incorporated by Reference (14)
10.2     Form of Indemnification Agreement (which the Company                 Incorporated by Reference (1)
             has entered into with each officer and director)
10.3     Form of Right of First Refusal which has been entered                Incorporated by Reference (2)
             into by the Company and each of Sidney W. Lassen
             and Sizeler Realty Co., Inc.
10.4     The Company's 1986 Stock Option Plan, as amended                     Incorporated by Reference (8)
             through January 25, 1991*
10.5     Form of Deferred Compensation Agreement                              Incorporated by Reference (9)
             (the Company has such an agreement with Sidney
             W. Lassen)*
10.6     The Company's 1989 Directors Stock Option Plan*                      Incorporated by Reference (5)
10.7     Sizeler Property Investors, Inc. Incentive Award Plan*               Incorporated by Reference (12)
10.8     First Amendment to the Sizeler Property Investors, Inc.              Incorporated by Reference (12)
             Incentive Award Plan*
10.9     Sizeler Property Investors, Inc. 1994 Directors' Stock               Incorporated by Reference (15)
             Ownership Plan, as amended*
10.10    Agreement, as stated, between the Company and Sidney W. Lassen*      Incorporated by Reference (19)
10.11    Agreement, as stated, between the Company and
         Thomas A. Masilla, Jr.*                                              Incorporated by Reference (19)
             (The Company also has a Compensation Plan Agreement
             with James W. Brodie, which is
             identical to Mr. Masilla's Agreement)
10.12    Non-Elective Deferred Compensation Agreement                         Incorporated by Reference (13)
             between Company and Thomas A. Masilla, Jr.
             (The Company also has Non-Elective Deferred
             Compensation Agreements with Sidney W. Lassen,
             James W. Brodie and Charles E. Miller, Jr.,
             which are identical to Mr. Masilla's Agreement).*
10.13    The Company's 1996 Stock Option Plan, as amended*                    Incorporated by Reference (15)
19.1     Shareholder Rights Agreement dated as of                             Incorporated by Reference (6)
             August 6, 1998
19.2     Amendment No. 1 to Shareholder Rights Agreement                      Incorporated by Reference (8)
21       List of Subsidiaries                                                 Filed herewith
23.1     Consent of KPMG LLP                                                  Filed herewith
99.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted         Filed herewith
             pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 - Sidney W. Lassen
99.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted         Filed herewith
             pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002 - Charles E. Miller, Jr.

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

(17) Incorporated by reference to the exhibits filed on October 25, 2001 with the Company's Registration Statement on Form S-4 (No. 333-72208).

(18) Incorporated by reference to the exhibits filed with the Company's Form 8-K filed on May 8, 2002.

(19) Incorporated by reference to the exhibits filed with the Company's Form 10-K for the year ended December 31, 2001, dated March 29, 2002.

*     Management compensation plan agreements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                              SIZELER PROPERTY INVESTORS, INC.


                                              By: /s/ CHARLES E. MILLER, JR.
                                                  ------------------------------
                                                      Charles E. Miller, Jr.
                                                     Chief Financial Officer


Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                  Title                            Date
------------------------------------         -------------------------------        --------------
By:   /s/ SIDNEY W. LASSEN                   Chairman of the Board                  March 28, 2003
      ------------------------------         (Chief Executive Officer)
          Sidney W. Lassen

By:   /s/ THOMAS A. MASILLA                  Vice-Chairman of the Board             March 28, 2003
      ------------------------------         and President (Principal
          Thomas A. Masilla, Jr.             Operating Officer)

By:   /s/ CHARLES E. MILLER, JR.             Chief Financial Officer                March 28, 2003
      ------------------------------         (Principal Financial Officer)
          Charles E. Miller, Jr.

By:   /s/ J. TERRELL BROWN                   Director                               March 28, 2003
     ------------------------------
          J. Terrell Brown

By:   /s/ FRANCIS L. FRAENKEL                Director                               March 28, 2003
     ------------------------------
          Francis L. Fraenkel

By:   /s/ HAROLD B. JUDELL                   Director                               March 28, 2003
     ------------------------------
          Harold B. Judell

By:   /s/ JAMES W. MCFARLAND                 Director                               March 28, 2003
     ------------------------------
          James W. McFarland

By:   /s/ RICHARD L. PEARLSTONE              Director                               March 28, 2003
     ------------------------------
          Richard L. Pearlstone

By:   /s/ THEODORE H. STRAUSS                Director                               March 28, 2003
     ------------------------------
          Theodore H. Strauss

By:   /s/ WILLIAM G. BYRNES                  Director                               March 28, 2003
     ------------------------------
          William G. Byrnes

                                 CERTIFICATIONS

I, Sidney W. Lassen, certify that:

1. I have reviewed this annual report on Form 10-K of Sizeler Property Investors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                       SIDNEY W. LASSEN
                                                       ----------------
                                                       Sidney W. Lassen
                                                       Chief Executive Officer

I, Charles E. Miller, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Sizeler Property Investors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                     CHARLES E. MILLER, JR.
                                                     ----------------------
                                                     Charles E. Miller, Jr.
                                                     Chief Financial Officer