Form 10-Q
period 2003-03-31
SIZELER PROPERTY INVESTORS INC
filed 2003-05-14
CIK 805419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003
                                    ---------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________


                          Commission file number 1-9349
                                                -------

                        SIZELER PROPERTY INVESTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                             72-1082589
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


 2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA                          70062
 ------------------------------------------                       ----------
  (Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code: (504) 471-6200
                                                          ---------------

   Former name, former address and former fiscal year, if changed since last report.

     Indicate by Check X whether the registrant (1) has filed all reports
                      ---
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___
                                               ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No ___
                         ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

13,089,000 shares of Common Stock ($.0001 Par Value) were outstanding as of May 2, 2003.

                Sizeler Property Investors, Inc. and Subsidiaries

                                      INDEX

                                                                                            Page
                                                                                            ----
Part I:  Financial Information
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                                  3
                  Consolidated Statements of Income                                            4
                  Consolidated Statements of Cash Flows                                        5
                  Notes to Consolidated Financial Statements                               6 - 8
                  Independent Accountants' Review Report                                       9

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                10 - 12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  12

         Item 4.  Controls and Procedures                                                     12

Part II: Other Information
         -----------------

         Item 1.  Legal Proceedings                                                           12

         Item 2.  Changes in Securities                                                       13

         Item 3.  Defaults upon Senior Securities                                             13

         Item 4.  Submission of Matters to a Vote of Security Holders                         13

         Item 5.  Other Information                                                           13

         Item 6.  Exhibits and Reports on Form 8-K                                            13


Signature                                                                                     13

Certifications                                                                           14 - 15

PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements
                Sizeler Property Investors, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                       March 31               December 31
                                                                                         2003                    2002
                              ASSETS                                                 (Unaudited)               (Audited)
                                                                              ------------------------  ---------------------
Real estate investments (Notes A and C):
     Land                                                                       $          53,844,000     $       53,751,000
     Buildings and improvements, net of accumulated depreciation
          of $100,034,000 in 2003 and $97,322,000 in 2002                                 219,469,000            214,039,000
     Investment in real estate partnership                                                    819,000                835,000
                                                                              ------------------------  ---------------------
                                                                                          274,132,000            268,625,000

Cash and cash equivalents                                                                   3,365,000              3,648,000
Accounts receivable and accrued revenue, net of allowance for
     doubtful accounts of $118,000 in 2003 and $116,000 in 2002                             2,279,000              2,787,000
Prepaid expenses and other assets                                                          12,697,000             12,686,000
                                                                              ------------------------  ---------------------
               Total Assets                                                     $         292,473,000     $      287,746,000
                                                                              ========================  =====================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Mortgage notes payable (Note D)                                                 $         108,262,000     $      108,883,000
Notes payable                                                                              18,649,000              9,250,000
Accounts payable and accrued expenses                                                       8,621,000              9,575,000
Tenant deposits and advance rents                                                             864,000                883,000
                                                                              ------------------------  ---------------------
                                                                                          136,396,000            128,591,000
Convertible subordinated debentures                                                        56,599,000             56,599,000
                                                                              ------------------------  ---------------------
               Total Liabilities                                                          192,995,000            185,190,000

SHAREHOLDERS' EQUITY
Series A preferred stock, 40,000 shares authorized, none issued                                   ---                    ---
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized,
      336,000 issued and outstanding in 2003 and 2002                                           1,000                  1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized,
     shares issued and outstanding -- 13,082,000 in 2003 and 13,079,000 in 2002                 1,000                  1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued                     ---                    ---
Additional paid-in capital                                                                169,422,000            169,520,000
Accumulated other comprehensive (loss) gain                                                  (44,000)                 20,000
Cumulative net income                                                                      45,070,000             44,774,000
Cumulative distributions paid                                                            (114,972,000)          (111,760,000)
                                                                              ------------------------  ---------------------
               Total Shareholders' Equity                                                  99,478,000            102,556,000
                                                                              ------------------------  ---------------------
               Total Liabilities and Shareholders' Equity                       $         292,473,000     $      287,746,000
                                                                              ========================  =====================

                 See notes to consolidated financial statements.

                Sizeler Property Investors, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                                Quarter Ended March 31
                                                          -----------------------------------
                                                               2003              2002
                                                          -----------------  ----------------
OPERATING REVENUE
     Rents and other income                                 $   13,158,000     $  13,101,000
     Equity in income of partnership                                14,000            34,000
                                                          -----------------  ----------------
                                                                13,172,000        13,135,000
                                                          -----------------  ----------------
OPERATING EXPENSES
     Utilities                                                     543,000           487,000
     Real estate taxes                                           1,045,000           999,000
     Administrative expenses                                     1,800,000         1,365,000
     Operations and maintenance                                  2,046,000         1,957,000
     Other operating expenses                                    1,425,000         1,007,000
     Depreciation and amortization                               2,885,000         2,823,000
                                                          -----------------  ----------------
                                                                 9,744,000         8,638,000
                                                          -----------------  ----------------

INCOME FROM OPERATIONS                                           3,428,000         4,497,000

     Interest expense                                            3,131,000         3,306,000
                                                          -----------------  ----------------
NET INCOME                                                  $      297,000     $   1,191,000
                                                          =================  ================

NET INCOME ALLOCATION:
     Allocable to preferred shareholders                           205,000               ---
     Allocable to common shareholders                               92,000         1,191,000
                                                          -----------------  ----------------
NET INCOME                                                  $      297,000     $   1,191,000
                                                          =================  ================
Net income per common share - basic and diluted             $         0.01     $        0.10
                                                          =================  ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDNG                       13,084,000        12,236,000
                                                          =================  ================

                 See notes to consolidated financial statements.

                Sizeler Property Investors, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                           Three Months Ended March 31
                                                                           ---------------------------
                                                                               2003           2002
                                                                           -----------    ------------
OPERATING ACTIVITIES:
   Net income                                                              $   297,000    $ 1,191,000
   Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                      2,885,000      2,823,000
          Decrease in accounts receivable and accrued revenue                  508,000        694,000
          Increase in prepaid expenses and other assets                        (50,000)      (686,000)
          Decrease in accounts payable and accrued expenses                 (2,969,000)    (3,755,000)
                                                                           -----------    -----------
             Net Cash Provided by Operating Activities                         671,000        267,000
                                                                           -----------    -----------

INVESTING ACTIVITIES:
   Acquisitions of and improvements to real estate investments              (8,235,000)    (1,266,000)
                                                                           -----------    -----------
             Net Cash Used in Investing Activities                          (8,235,000)    (1,266,000)
                                                                           -----------    -----------

FINANCING ACTIVITIES:
   Principal payments on mortgage notes payable                               (621,000)      (577,000)
   Net proceeds from (payments on) notes payable to banks                   11,413,000        (38,000)
   (Increase) decrease in mortgage escrow deposits                            (201,000)       329,000
   Cash dividends to shareholders                                           (3,212,000)    (2,802,000)
   Purchase of company stock                                                  (309,000)           ---
   Proceeds from issuance of shares of common stock pursuant to direct
       stock purchase, stock option, and stock award plans                     211,000      4,123,000
                                                                           -----------    -----------
             Net Cash Provided by Financing Activities                       7,281,000      1,035,000
                                                                           -----------    -----------

Net (decrease) increase in cash and cash equivalents                          (283,000)        36,000

Cash and cash equivalents at beginning of year                               3,648,000      1,228,000
                                                                           -----------    -----------

             CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 3,365,000    $ 1,264,000
                                                                           ===========    ===========

             Cash interest payments, net of capitalized interest           $ 4,356,000    $ 4,550,000
                                                                           ===========    ===========

             See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003

NOTE A -- BASIS OF PRESENTATION

As of March 31, 2003, the Company's real estate portfolio included interests in fifteen shopping centers and sixteen apartment communities. Two of the apartment communities are currently under construction. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fifteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the "Company", and are properly reflected on the Company's consolidated balance sheet. Minority interests in majority-owned partnerships are not material.

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

Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B -- RECLASSIFICATIONS

Certain reclassifications have been made in the 2002 consolidated financial statements to conform with the 2003 consolidated financial statement presentation.

NOTE C -- REAL ESTATE INVESTMENTS

In April 2002, the Company executed a construction contract for approximately $12.0 million for the construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida. In August 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community in proximity to the Company's North Shore Square Mall located in Slidell, Louisiana. Construction is currently underway on both apartment communities which will add approximately 350 new units to the existing portfolio. During the quarter ended March 31, 2003, the Company capitalized $302,000 in interest costs related to these and other developments.

NOTE D -- MORTGAGE NOTES PAYABLE

The Company's mortgage notes payable are secured by certain land, buildings and improvements. At March 31, 2003, mortgage notes payable totalled approximately $108.3 million. Individual notes ranged from $791,000 to $17.8 million, with fixed rates of interest ranging from 6.85% to 8.25% and maturity dates ranging from May 1, 2008 to January 1, 2013. Net book values of properties securing these mortgage notes payable totalled approximately $131.2 million at March 31, 2003, with individual property net book values ranging from $2.3 million to $29.7 million.

NOTE E -- SEGMENT DISCLOSURE

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately as each requires different operating strategies and management expertise. There are no intersegment sales or transfers.

The Company assesses and measures segment operating results based on a performance measure referred to as Net Operating Income and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding depreciation and amortization, administrative and interest expense). Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by GAAP, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three-month periods ended March 31, 2003 and 2002.

                                              Quarter Ended March 31
                                          -----------------------------
Retail:                                        2003           2002
                                          -------------   -------------
     Operating revenue                    $   7,417,000   $   7,136,000
     Operating expenses                      (2,276,000)     (2,207,000)
                                          -------------   ------------
Net operating income - retail                 5,141,000       4,929,000

Apartments:
     Operating revenue                        5,755,000       5,999,000
     Operating expenses                      (2,783,000)     (2,243,000)
                                          -------------   -------------
Net operating income - apartments             2,972,000       3,756,000

Net operating income - total                  8,113,000       8,685,000

     Administrative expenses                 (1,800,000)     (1,365,000)
     Depreciation and amortization           (2,885,000)     (2,823,000)
                                          -------------    -----------
Income from operations                        3,428,000       4,497,000

     Interest expense                        (3,131,000)     (3,306,000)
                                          -------------    ------------

Net income                                $     297,000   $   1,191,000
                                          =============   =============


                                                    March 31
                                          -----------------------------
                                               2003           2002
                                          -----------------------------
Gross real estate investments:
     Retail                               $ 217,538,000   $ 211,749,000
     Apartments                             156,628,000     139,799,000
                                          -------------   -------------
                                          $ 374,166,000   $ 351,548,000
                                          =============   =============

NOTE F - ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company adopted the provisions related to the rescission of SFAS No. 4 as of January 1, 2003, and will reclassify its 2002 early extinguishment of debt in the second quarter.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 was effective for us for disposal activities initiated after December 31, 2002, and had no effect on our consolidated financial position, results of operations or cash flows for the period ended March 31, 2003.

As required by Statement of Financial Accounting Standards No. 148 (FAS No.
148), Accounting for Stock Based Compensation- Transition and Disclosure, which amends FAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to a stock based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years.

                                                  Three months ended March 31,
                                                  ----------------------------
                                                        2003           2002
                                                  ------------     -----------
Net income, available to common shareholders      $     92,000     $ 1,191,000
Stock-based employee compensation expense              (50,000)        (40,000)
                                                  ------------     -----------
Pro forma net income                              $     42,000     $ 1,151,000
                                                  ============     ===========

Basic and diluted earnings per share:
   Earnings, available to common shareholders     $       0.01     $      0.10
                                                  ============     ===========

Pro forma earnings                                $       0.00     $      0.09
                                                  ============     ===========

Black-Scholes option pricing model assumptions:
   Risk free interest rate                                 5.3%            5.4%
   Expected life (years)                               10 years          10 years
   Volatility                                             21.9%           18.0%
   Dividend yield                                          9.6%           10.9%

                     Independent Accountants' Review Report

Shareholders and Board of Directors
Sizeler Property Investors, Inc.:

We have reviewed the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries (the Company) as of March 31, 2003, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2003, except for Note I as to which the date is March 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                                        KPMG LLP

New Orleans, Louisiana
April 25, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended March 31, 2003 and 2002

Total operating revenues were $13.2 million for the three-month period ended March 31, 2003, compared to $13.1 million earned a year ago. Operating revenues for the first quarter of 2003 were positively affected by increased rental rates, and higher occupancy in the retail portfolio, but negatively impacted by lower occupancy levels in the apartment portfolio. Management has formulated and is implementing steps to increase the occupancy rates at its apartment communities. First quarter operating costs were $5.1 million in 2003, compared to $4.4 million in 2002. The increase in costs was primarily due to increased insurance costs, real estate taxes and various other operating costs. Net operating income totaled $8.1 million for the three months ended March 31, 2003, compared to $8.7 million, earned in 2002.

General and administrative costs increased approximately $435,000 in the first quarter of 2003 due primarily to increased payroll costs and legal fees. Interest expense for the three months ended March 31, 2003 decreased $175,000 compared to the same period last year. During the quarter, the Company capitalized $302,000 in interest costs in 2003, as compared to $55,000 in the prior year's period. The average credit line interest rate was 3.22% for the three months ended March 31, 2003, compared to 3.95% in the prior year's period. The reduction in bank debt interest was partially offset by increased interest expense related to the Company's 9.0% convertible subordinated debentures due in 2009.

For the three months ended March 31, 2003, net income was $297,000, compared to $1.2 million in the prior year. Net income available to common shareholders was $92,000 in current year's quarter, compared to $1.2 million for the same period last year.

Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At March 31, 2003, the Company had $3.4 million in cash and cash equivalents and $75 million in committed bank lines of credit facilities, of which approximately $56.4 million was available. These lines of credit are renewable on an annual basis and utilization is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities increased approximately $400,000 in 2003 compared to the same period in 2002. The increase was principally attributable to the timing in payment of certain expenses, partially offset by lower net income as compared to the prior year's period.

Net cash flows used in investing activities increased approximately $7.0 million in 2003 from 2002, primarily attributable to increased development activities. The Company is currently constructing a second phase of its Governors Gate apartment complex in Pensacola, Florida and a new apartment community in Slidell, Louisiana. The Company currently plans to fund the remaining construction costs through operating cash flows and usage of its bank lines of credit. During the quarter, the Company capitalized $302,000 in interest costs related to these and other developments.

Net cash flows provided by financing activities increased approximately $6.2 million in 2003 from 2002 due to (i) an increase of $11.5 million in borrowing proceeds from notes payable to banks in 2003, offset by (ii) a decrease of $3.9 million in proceeds from the issuance of shares of common stock pursuant to the direct stock purchase and dividend reinvestment plan, stock option redemptions and stock award plans, (iii) increased cash dividends to shareholders of $411,000 and (iv) increased cash usage of $309,000 to purchase shares of Company stock.

As of March 31, 2003, the Company had mortgage debt of $108.3 million. All of these mortgages are non-recourse and bear fixed rates of interest for a fixed term. The Company has a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property is subject to a mortgage for which the other 50% owner is liable. Fourteen of the Company's existing operating properties are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company's future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

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

The Company's current common stock dividend policy is to pay quarterly dividends to shareholders, based upon, among other things, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on May 9, 2003, declared a cash dividend on common stock of $0.23 per share for the period January 1, 2003 through March 31, 2003, payable on June 5, 2003 to shareholders of record as of May 30, 2003.

Funds From Operations

Real estate industry analysts and the Company utilize the concept of funds from operations as an important analytical measure of a Real Estate Investment Trust's financial performance. The Company considers funds from operations in evaluating its operating results and its dividend policy, is also based, in part, on the concept of funds from operations.

Funds from operations (FFO) is defined by the Company as net income, excluding gains or losses from sales of property and those items defined as extraordinary under accounting principles generally accepted in the United States of America
(GAAP), certain non-recurring charges, plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect FFO on the same basis. FFO does not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. FFO should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity. A reconciliation of net income to basic and diluted FFO is presented below (in thousands):

                                                                            Quarter Ended March 31
                                                                            ----------------------
                                                                        2003                      2002
                                                                        ----                      ----
                                                                Dollars       Shares      Dollars      Shares
                                                              ----------   ----------   ----------   ----------
Net income                                                    $      297   13,084,000   $    1,191   12,236,000
  Additions:
     Depreciation                                                  2,885                     2,823
     Partnership depreciation                                          8                         9
  Deductions:
     Minority depreciation                                            14                        14
     Preferred dividends                                             205                       ---
     Amortization costs                                              156                       149
                                                              ----------   ----------   ----------   ----------
Funds from operations - available to common shareholders      $    2,815   13,084,000   $    3,860   12,236,000
Interest on convertible debentures                                 1,274                     1,238
Amortization of debenture issuance costs                              64                        61
                                                              ----------   ----------   ----------   ----------
Funds from operations - available to common shareholders
     - diluted                                                $    4,153   18,230,000   $    5,159   17,073,000
                                                              ==========   ==========   ==========   ==========


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company's Form 10-K, for the year ended December 31, 2002. There have been no material changes during the first three months of 2003.

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

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits

                  Exhibit 15. Letter regarding Unaudited Interim Financial Information (filed herewith). Exhibit 99.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002- Sidney W. Lassen. Exhibit 99.2. Certification pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Charles E. Miller, Jr.

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

                                   SIZELER PROPERTY INVESTORS, INC.
                                   --------------------------------
                                             (Registrant)


                                   By:    /S/ CHARLES E. MILLER, JR.
                                        ----------------------------------------
                                             Charles E. Miller, Jr.
                                            Chief Financial Officer

Date: May 13, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003


/S/ SIDNEY W. LASSEN
--------------------
Sidney W. Lassen
Chief Executive Officer

CERTIFICATIONS

I, Charles E. Miller, Jr., certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003


/S/ CHARLES E. MILLER, JR
-------------------------
Charles E. Miller, Jr.
Chief Financial Officer