Form 10-Q
period 2003-06-30
SIZELER PROPERTY INVESTORS INC
filed 2003-08-13
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 1-9349

SIZELER PROPERTY INVESTORS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	72-1082589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2542 WILLIAMS BOULEVARD, KENNER, LOUISIANA	70062
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (504) 471-6200

Former name, former address and former fiscal year, if changed since last report.

Indicate by Check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,086,000 shares of Common Stock ($.0001 Par Value) were outstanding as of August 1, 2003.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30 2003 (Unaudited)	December 31 2002 (Audited)
ASSETS
Real estate investments (Notes A and C):
Land	$54,037,000	$53,751,000
Buildings and improvements, net of accumulated depreciation of $102,785,000 in 2003 and $97,322,000 in 2002	226,366,000	214,039,000
Investment in real estate partnership	817,000	835,000

	281,220,000	268,625,000
Cash and cash equivalents	3,623,000	3,648,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $122,000 in 2003 and $116,000 in 2002	1,862,000	2,787,000
Prepaid expenses and other assets	13,088,000	12,686,000

Total Assets	$299,793,000	$287,746,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Mortgage notes payable (Note D)	$107,635,000	$108,883,000
Notes payable	27,615,000	9,250,000
Accounts payable and accrued expenses	10,460,000	9,575,000
Tenant deposits and advance rents	883,000	883,000

	146,593,000	128,591,000
Convertible subordinated debentures	56,599,000	56,599,000

Total Liabilities	203,192,000	185,190,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2003 and 2002	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding—13,086,000 in 2003 and 13,079,000 in 2002	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	169,450,000	169,520,000
Accumulated other comprehensive (loss) gain	(34,000)	20,000
Cumulative net income	45,370,000	44,774,000
Cumulative distributions paid	(118,187,000)	(111,760,000)

Total Shareholders’ Equity	96,601,000	102,556,000

Total Liabilities and Shareholders’ Equity	$299,793,000	$287,746,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
OPERATING REVENUE
Rents and other income	$12,725,000	$13,113,000	$25,882,000	$26,209,000
Equity in income of partnership	27,000	24,000	41,000	58,000

Total Operating Revenue	12,752,000	13,137,000	25,923,000	26,267,000

OPERATING EXPENSES
Utilities	630,000	581,000	1,173,000	1,067,000
Real estate taxes	1,050,000	999,000	2,095,000	1,998,000
Administrative expenses	1,521,000	1,395,000	3,338,000	2,810,000
Operations and maintenance	2,015,000	1,937,000	4,060,000	3,895,000
Other operating expenses	1,342,000	1,300,000	2,750,000	2,252,000
Depreciation and amortization	2,925,000	2,981,000	5,810,000	5,804,000

Total Operating Expenses	9,483,000	9,193,000	19,226,000	17,826,000

INCOME FROM OPERATIONS	3,269,000	3,944,000	6,697,000	8,441,000
Interest expense	2,970,000	3,543,000	6,101,000	6,849,000

NET INCOME	$299,000	$401,000	$596,000	$1,592,000

NET INCOME ALLOCATION:
Allocable to preferred shareholders	205,000	137,000	410,000	137,000
Allocable to common shareholders	94,000	264,000	186,000	1,455,000

NET INCOME	$299,000	$401,000	$596,000	$1,592,000

Net income per common share—basic and diluted	$0.01	$0.02	$0.01	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,085,000	12,990,000	13,084,000	12,615,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30
	2003	2002
OPERATING ACTIVITIES:
Net income	$596,000	$1,592,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,810,000	5,804,000
Decrease in accounts receivable and accrued revenue	925,000	820,000
Increase in prepaid expenses and other assets	(839,000)	(484,000)
Decrease in accounts payable and accrued expenses	(849,000)	(2,367,000)

Net Cash Provided by Operating Activities	5,643,000	5,365,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(18,076,000)	(3,691,000)

Net Cash Used in Investing Activities	(18,076,000)	(3,691,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	(1,248,000)	(1,158,000)
Net proceeds from (payments on) notes payable to banks	20,099,000	(2,190,000)
Decrease in mortgage escrow deposits	55,000	468,000
Cash dividends to shareholders	(6,427,000)	(5,820,000)
Cash redemption of debentures	—	(33,811,000)
Proceeds from debenture offering	—	29,300,000
Proceeds from preferred stock offering	—	6,954,000
Debenture issuance costs	—	(1,826,000)
Purchase of company stock	(334,000)	—
Proceeds from issuance of shares of common stock pursuant to direct stock purchase, stock option, and stock award plans	263,000	9,287,000

Net Cash Provided by Financing Activities	12,408,000	1,204,000

Net (decrease) increase in cash and cash equivalents	(25,000)	2,878,000
Cash and cash equivalents at beginning of year	3,648,000	1,228,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,623,000	$4,106,000

Cash interest payments, net of capitalized interest	$6,052,000	$7,737,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

NOTE A—BASIS OF PRESENTATION

As of June 30, 2003, the Company’s real estate portfolio included interests in fifteen shopping centers and sixteen apartment communities. Two of the apartment communities are currently under construction. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other fifteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the “Company”, and are properly reflected on the Company’s consolidated balance sheet. Minority interests in majority-owned partnerships are not material.

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

Operating results for the three- and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B—RECLASSIFICATIONS

Certain reclassifications have been made in the 2002 consolidated financial statements to conform with the 2003 consolidated financial statement presentation.

NOTE C—REAL ESTATE INVESTMENTS

In May 2003, the Company added approximately 41,000 s.f. of additional retail space, expanding its Rainbow Square Shopping Center in Dunnellon, Florida.

In April 2002, the Company executed a construction contract for approximately $12.0 million for the construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida. In August 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community in proximity to the Company’s North Shore Square Mall located in Slidell, Louisiana. Construction is currently underway on both apartment communities which will add approximately 350 new units to the existing portfolio. The Company’s policy is to have all material construction contracts joined by a financial surety to insure the performance by the general contractor. During the quarter ended June 30, 2003, the Company capitalized $514,000 in interest costs related to these and other developments; during the first six months of 2003, the Company capitalized $816,000.

NOTE D—MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. At June 30, 2003, mortgage notes payable totaled approximately $107.6 million. Individual notes ranged from $789,000 to $17.5 million, with fixed rates of interest ranging from 6.85% to 8.25% and maturity dates ranging from May 1, 2008 to January 1, 2013. Net book values of properties securing these mortgage notes payable totaled approximately $131.7 million at June 30, 2003, with individual property net book values ranging from $2.2 million to $29.7 million.

NOTE E—SEGMENT DISCLOSURE

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and the ownership and rental of apartment properties. These reportable segments offer different products or services and are managed separately as each requires different operating strategies and management expertise. There are no intersegment sales or transfers.

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

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three-and six-month periods ended June 30, 2003 and 2002.

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Retail:
Operating revenue	$7,055,000	$7,026,000	$14,469,000	$14,157,000
Operating expenses	(2,325,000)	(2,280,000)	(4,591,000)	(4,432,000)

Net operating income—retail	4,730,000	4,746,000	9,878,000	9,725,000
Apartments:
Operating revenue	5,697,000	6,111,000	11,454,000	12,110,000
Operating expenses	(2,712,000)	(2,537,000)	(5,487,000)	(4,780,000)

Net operating income—apartments	2,985,000	3,574,000	5,967,000	7,330,000
Net operating income—total	7,715,000	8,320,000	15,845,000	17,055,000
Administrative expenses	(1,521,000)	(1,395,000)	(3,338,000)	(2,810,000)
Depreciation and amortization	(2,925,000)	(2,981,000)	(5,810,000)	(5,804,000)

Income from operations	3,269,000	3,944,000	6,697,000	8,441,000
Interest expense	(2,970,000)	(3,543,000)	(6,101,000)	(6,849,000)

Net income	$299,000	$401,000	$596,000	$1,592,000

	June 30
	2003	2002
Gross real estate investments:
Retail	$220,064,000	$212,583,000
Apartments	163,941,000	141,373,000

	$384,005,000	$353,956,000

NOTE F—ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement 145”). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company adopted the provisions related to the rescission of SFAS No. 4 as of January 1, 2003, and reclassified its 2002 early extinguishment of debt in the current quarter.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 was effective for the Company for disposal activities initiated after December 31, 2002, and had no effect on the Company’s consolidated financial position, results of operations or cash flows for the three- and six-month periods ended June 30, 2003.

As required by Statement of Financial Accounting Standards No. 148 (FAS No. 148), Accounting for Stock Based Compensation—Transition and Disclosure, which amends FAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years.

	Quarter ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net income, available to common shareholders	$94,000	$264,000	$186,000	$1,455,000
Stock-based employee compensation expense	—	—	(50,000)	(40,000)

Pro forma net income	$94,000	$264,000	$136,000	$1,415,000

Basic and diluted earnings per share:
Earnings, available to common shareholders	$0.01	$0.02	$0.01	$0.12

Pro forma earnings	$0.01	$0.02	$0.01	$0.11

No new options were granted in the first six months of 2003. For grants in 2002, 2001 and 2000, the fair value of each option is estimated on the date of grant using a Black-Scholes pricing model based on the following assumptions:

	2002	2001	2000
Risk-free interest rate	5.3%	5.4%	6.8%
Expected life (years)	10 years	10 years	10 years
Volatility	24.6%	20.1%	29.1%
Dividend yield	9.6%	10.9%	11.5%

NOTE G—SUBSEQUENT EVENTS

On July 3, 2003 the Company acquired the Florida Shores Plaza Shopping Center located in Edgewater, Florida. The 79,605 square foot center is anchored by a 50,137 square foot Winn Dixie Marketplace and is currently 100% leased.

Independent Accountants’ Review Report

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have reviewed the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries (the Company) as of June 30, 2003, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2003, except for Note I as to which the date is March 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New Orleans, Louisiana

July 24, 2003

I tem 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended June 30, 2003 and 2002

Total operating revenues were $12.8 million for the three-month period ended June 30, 2003, compared to $13.1 million a year ago. Operating revenues for the second quarter of 2003 were positively affected by increased rental rates and higher same-store occupancy in the retail portfolio, but negatively impacted by lower occupancy levels in the apartment portfolio. Management has formulated and is implementing steps to increase the occupancy rates at its apartment communities. Second quarter operating costs were $5.1 million in 2003, compared to $4.8 million in 2002. The increase in costs was primarily due to increased insurance costs, real estate taxes, maintenance and repair and various other operating costs. Net operating income totaled $7.7 million for the three months ended June 30, 2003, compared to $8.3 million in 2002.

General and administrative costs increased approximately $126,000 in the second quarter of 2003 due primarily to increased payroll costs. Interest expense for the three months ended June 30, 2003 decreased $573,000 compared to the same period last year. During the quarter, the Company capitalized $514,000 in interest costs in 2003, as compared to $51,000 in the prior year’s period. The average credit line interest rate was 2.91% for the three months ended June 30, 2003, compared to 3.83% in the prior year’s period.

For the three months ended June 30, 2003, net income was $299,000, compared to $401,000 in the prior year’s quarter. Net income available to common shareholders was $94,000 in the current year’s quarter, compared to $264,000 for the same period last year.

Comparison of the Six Months Ended June 30, 2003 and 2002

Total operating revenues were $25.9 million for the six-month period ended June 30, 2003, compared to $26.3 million a year ago. Operating revenues for the first six months of 2003 were positively affected by increased rental rates, and higher same-store occupancy in the retail portfolio, but negatively impacted by lower occupancy levels in the apartment portfolio. Operating costs were $10.1 million in 2003, compared to $9.2 million in 2002. The increase in operating costs was primarily due to increased insurance costs, real estate taxes, apartment related repairs and maintenance and various other operating costs. Net operating income totaled $15.8 million for the six months ended June 30, 2003, compared to $17.1 million in 2002.

General and administrative costs increased approximately $528,000 in the first six months of 2003 due primarily to increased payroll costs, legal fees and consulting fees. Interest expense for the six months ended June 30, 2003 decreased approximately $748,000 compared to the same period last year. During the first six months of the year, the Company capitalized $816,000 in interest costs in 2003, as compared to $106,000 in the prior year’s period. The average credit line interest rate was 3.03% for the six months ended June 30, 2003, compared to 3.92% in the prior year’s period.

For the six months ended June 30, 2003, net income was $596,000, compared to $1,592,000 in the prior year. Net income available to common shareholders was $186,000 in the first six months of the current year, compared to $1,455,000 for the same period last year.

Liquidity and Capital Resources

The primary source of working capital for the Company is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At June 30, 2003, the Company had $3.6 million in cash and cash equivalents and $75 million in committed bank lines of credit facilities, of which approximately $47.4 million was available. These lines of credit are renewable on an annual basis and utilization is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of certain prescribed financial ratios.

Net cash flows provided by operating activities increased approximately $278,000 in 2003 compared to the same period in 2002. The increase was principally attributable to the timing in payment of certain expenses, partially offset by lower net income as compared to the prior year’s period.

Net cash flows used in investing activities increased approximately $14.4 million in 2003 from 2002, primarily attributable to increased development activities. The Company is currently constructing the second phase of its Governors Gate apartment complex in Pensacola, Florida and a new apartment community in Slidell, Louisiana. The Company currently plans to fund the remaining construction costs through operating cash flows and usage of its bank lines of credit. During the first six months of 2003, the Company capitalized $816,000 in interest costs related to these and other developments.

Net cash flows provided by financing activities increased approximately $11.2 million in 2003 from 2002 due to (i) an increase of $22.3 million in borrowing proceeds from notes payable to banks in 2003, offset by (ii) a decrease of $9.0 million in proceeds from the issuance of shares of common stock pursuant to the direct stock purchase and dividend reinvestment plan, stock option redemptions and stock award plans, (iii) decreased proceeds of $617,000 due to the debenture and preferred stock offering net of related costs in 2002, (iv) increased cash dividends to shareholders of $607,000, and (v) increased cash usage of $334,000 to purchase shares of Company stock.

As of June 30, 2003, the Company had mortgage debt of $107.6 million. All of these mortgages are non-recourse and bear fixed rates of interest for a fixed term. The Company has a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property is subject to a mortgage for which the other 50% owner is liable. Fourteen of the Company’s existing operating properties are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company’s future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

Holders of the Company’s Series B cumulative redeemable preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 9.75% per annum of the liquidation preference per share (equivalent to a fixed annual amount of $2.4375 per share). Dividends on the Series B preferred stock will be payable quarterly in arrears on the fifteenth day of February, May, August and November of each year, or, if not a business day, the next succeeding business day.

The Company’s current common stock dividend policy is to pay quarterly dividends to shareholders, based upon, among other things, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on August 8, 2003, declared a cash dividend on common stock of $0.23 per share for the period April 1, 2003 through June 30, 2003, payable on September 5, 2003 to shareholders of record as of August 29, 2003.

Funds From Operations

Real estate industry analysts and the Company utilize the concept of funds from operations as an important analytical measure of a Real Estate Investment Trust’s financial performance. The Company considers funds from operations in evaluating its operating results and its dividend policy, is also based, in part, on the concept of funds from operations.

Funds from operations (FFO) is defined by the Company as net income, excluding gains or losses from sales of property and those items defined as extraordinary under accounting principles generally accepted in the United States of America (GAAP), certain non-recurring charges, plus depreciation on real estate assets and after adjustments for unconsolidated partnerships to reflect FFO on the same basis. FFO does not represent cash flows from operations as defined by GAAP, nor is it indicative that cash flows are adequate to fund all cash needs, including distributions to shareholders. FFO should not be considered as an alternative to net income as defined by GAAP or to cash flows as a measure of liquidity. A reconciliation of net income to basic and diluted FFO to net income is presented below (in thousands):

	Quarter Ended June 30
	2003		2002
	Dollars	Shares	Dollars	Shares
Net income	$299	13,085	$401	12,990
Additions:
Depreciation	2,925		2,981
Partnership depreciation	8		9
Deductions:
Minority depreciation	14		12
Preferred dividends	205		—
Amortization costs	156		150

Funds from operations—available to common shareholders	$2,857	13,085	$3,229	12,990
Interest on convertible debentures	1,274		1,503
Amortization of debenture issuance costs	64		64

Funds from operations—available to common shareholders—diluted	$4,195	18,230	$4,796	18,973

	Six Months Ended June 30
	Dollars	Shares	Dollars	Shares
Net income	$596	13,084	$1,592	12,615
Additions:
Depreciation	5,810		5,804
Partnership depreciation	16		19
Deductions:
Minority depreciation	29		27
Preferred dividends	410		—
Amortization costs	311		299

Funds from operations—available to common shareholders	$5,672	13,084	$7,089	12,615
Interest on convertible debentures	2,547		2,741
Amortization of debenture issuance costs	129		125

Funds from operations—available to common shareholders—diluted	$8,348	18,230	$9,955	18,028

Effects of Inflation

Substantially all of the Company’s retail leases contain provisions designed to provide the Company with a hedge against inflation. Most of the Company’s retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. The majority of the Company’s retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to pay a contribution towards property operating expenses, thereby reducing the Company’s exposure to higher operating costs caused by inflation. The Company’s apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions.

Future Results

This Form 10-Q and other documents prepared and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company’s properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company’s properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (j) force majeure as it relates to construction and rehabilitation projects; (k) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (n) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Form 10-K, for the year ended December 31, 2002. There have been no material changes during the first six months of 2003.

Item 4.    Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the Company’s most recent fiscal quarter, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 2.    Changes in Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on May 9, 2003, the following matters were submitted for voting to shareholders:

1)	Election of Directors—The shareholders re-elected Thomas A. Masilla, Jr., James W. McFarland and Theodore H. Strauss to serve until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified (the terms of J. Terrell Brown, William G. Byrnes, Frances L. Fraenkel, Harold B. Judell, Sidney W. Lassen and Richard L. Pearlstone continued after the meeting).

Directors	Votes For	Votes Withheld
Thomas A. Masilla, Jr.	12,080,975	107,769
James W. McFarland	12,080,973	107,771
Theodore H. Strauss	12,052,894	135,850

2)	Proposal to amend the Company’s 1996 Stock Option Plan. The shareholders approved the proposal with 10,885,369 votes for, 1,186,401 votes against and 116,974 abstentions.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Form 10-Q Exhibits

15	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Sidney W. Lassen, Chief Executive Officer.

31.2	Certification of Charles E. Miller, Jr., Chief Financial Officer

32.1	Certification of Sidney W. Lassen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Charles E. Miller, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K during the quarter ended June 30, 2003:

A Form 8-K was filed on May 13, 2003 under Item 12, incorporating by reference Sizeler’s May 9, 2003 press release, setting forth our first-quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC. (Registrant)

By:	/S/ CHARLES E. MILLER, JR.
Charles E. Miller, Jr. Chief Financial Officer

Date: August 13, 2003