Form 10-Q
period 2003-09-30
SIZELER PROPERTY INVESTORS INC
filed 2003-11-13
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 1-09349

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
Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,086,000 shares of Common Stock ($.0001 Par Value) were outstanding as of November 7, 2003.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 2003 (Unaudited)	December 31 2002 (Audited)
ASSETS
Real estate investments (Notes A and C):
Land	$55,597,000	$53,751,000
Buildings and improvements, net of accumulated depreciation of $105,651,000 in 2003 and $97,322,000 in 2002	212,362,000	209,495,000
Construction in progress	22,047,000	4,544,000
Investment in real estate partnership	814,000	835,000

	290,820,000	268,625,000

Cash and cash equivalents	3,634,000	3,648,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $77,000 in 2003 and $116,000 in 2002	2,130,000	2,787,000
Prepaid expenses and other assets	13,017,000	12,686,000

Total Assets	$309,601,000	$287,746,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$109,806,000	$108,883,000
Notes payable	39,304,000	9,250,000
Accounts payable and accrued expenses	9,386,000	9,575,000
Tenant deposits and advance rents	927,000	883,000

	159,423,000	128,591,000
Convertible subordinated debentures	56,599,000	56,599,000

Total Liabilities	216,022,000	185,190,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2003 and 2002	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding—13,086,000 in 2003 and 13,079,000 in 2002	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	169,450,000	169,520,000
Accumulated other comprehensive (loss) gain	(15,000)	20,000
Cumulative net income	45,544,000	44,774,000
Cumulative distributions paid	(121,402,000)	(111,760,000)

Total Shareholders’ Equity	93,579,000	102,556,000

Total Liabilities and Shareholders’ Equity	$309,601,000	$287,746,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
OPERATING REVENUE
Rental income	$10,983,000	$10,906,000	$32,384,000	$32,529,000
Reimbursed expenses and other income	2,293,000	2,158,000	6,775,000	6,787,000

	13,276,000	13,064,000	39,159,000	39,316,000
OPERATING EXPENSES
Utilities	706,000	597,000	1,879,000	1,664,000
Real estate taxes	1,070,000	941,000	3,165,000	2,939,000
Administrative expenses	1,605,000	1,365,000	4,943,000	4,175,000
Operations and maintenance	2,216,000	2,139,000	6,276,000	6,033,000
Other operating expenses	1,387,000	1,240,000	4,138,000	3,536,000
Depreciation and amortization	3,043,000	2,849,000	8,853,000	8,653,000

	10,027,000	9,131,000	29,254,000	27,000,000

INCOME FROM OPERATIONS	3,249,000	3,933,000	9,905,000	12,316,000
Interest expense	3,102,000	3,211,000	9,203,000	10,060,000

NET INCOME BEFORE EQUITY IN INCOME OF PARTNERSHIP	147,000	722,000	702,000	2,256,000
Equity in income of partnership	27,000	25,000	68,000	83,000

NET INCOME	$174,000	$747,000	$770,000	$2,339,000

NET INCOME ALLOCATION:
Allocable to preferred shareholders	205,000	205,000	615,000	342,000
Allocable to common shareholders	(31,000)	542,000	155,000	1,997,000

NET INCOME	$174,000	$747,000	$770,000	$2,339,000

Net income per common share—basic and diluted	$0.00	$0.04	$0.01	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,086,000	13,091,000	13,085,000	12,776,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2003	2002
OPERATING ACTIVITIES:
Net income	$770,000	$2,339,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,853,000	8,653,000
Decrease in accounts receivable and accrued revenue	657,000	1,272,000
(Increase) decrease in prepaid expenses and other assets	(277,000)	285,000
Decrease in accounts payable and accrued expenses	(2,312,000)	(1,158,000)

Net Cash Provided by Operating Activities	7,691,000	11,391,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(30,545,000)	(8,339,000)

Net Cash Used in Investing Activities	(30,545,000)	(8,339,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	(1,901,000)	(1,743,000)
Proceeds from mortgage notes payable	2,824,000	—
Net proceeds from (payments on) notes payable to banks	32,177,000	(113,000)
(Increase) decrease in mortgage escrow deposits	(548,000)	277,000
Cash dividends to shareholders	(9,642,000)	(9,036,000)
Cash redemption of debentures	—	(33,811,000)
Proceeds from debenture offering	—	29,300,000
Proceeds from preferred stock offering	—	6,954,000
Debenture issuance costs	—	(1,826,000)
Purchase of company stock	(334,000)	—
Proceeds from issuance of shares of common stock pursuant to direct stock purchase, stock option, and stock award plans	264,000	9,226,000

Net Provided by (Used in) Financing Activities	22,840,000	(772,000)

Net (decrease) increase in cash and cash equivalents	(14,000)	2,280,000

Cash and cash equivalents at beginning of year	3,648,000	1,228,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,634,000	$3,508,000

Cash interest payments, net of capitalized interest	$10,452,000	$11,204,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

NOTE A—BASIS OF PRESENTATION

As of September 30, 2003, the Company’s real estate portfolio included interests in sixteen shopping centers and sixteen apartment communities. Two of the apartment communities are currently under construction. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in thirty of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other sixteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the “Company”, and are properly reflected on the Company’s consolidated balance sheet. Minority interests in majority-owned partnerships are not material.

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

Operating results for the three- and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated balance sheet at December 31, 2002, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B—RECLASSIFICATIONS

Certain reclassifications have been made in the 2002 consolidated financial statements to conform with the 2003 consolidated financial statement presentation.

NOTE C—REAL ESTATE INVESTMENTS

In July 2003, the Company added approximately 80,000 s.f. of additional retail space, acquiring the Florida Shores Plaza Shopping Center in Edgewater, Florida.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in place leases) and any assumed financing that is determined to be above or below market terms. In addition, the Company allocates a portion of the purchase price to the value of customer relationships. The Company uses the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements. The aggregate value of other intangibles is measured based on the difference between the property valued with existing in place leases adjusted to market rental rates and the property valued as if vacant.

In April 2002, the Company executed a construction contract for approximately $12.0 million for the construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida. In August 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community in proximity to the Company’s North Shore Square Mall located in Slidell, Louisiana. Construction is currently underway on both apartment communities which will add approximately 350 new units to the existing portfolio. As of September 30, 2003, 83 units were completed. The Company’s policy is to have all material construction contracts joined by a financial surety to insure the performance by the general contractor. During the quarter and nine months ended September 30, 2003, the Company capitalized $508,000 and $1,324,000, respectively, in interest costs related to these and other developments.

NOTE D—MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. At September 30, 2003, mortgage notes payable totaled approximately $109.8 million. Individual notes ranged from $788,000 to $17.2 million, with fixed rates of interest ranging from 6.85% to 8.25% and maturity dates ranging from May 1, 2008 to January 1, 2013. Net book values of properties securing these mortgage notes payable totaled approximately $137.1 million at September 30, 2003, with individual property net book values ranging from $2.2 million to $29.7 million.

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

The Company assesses and measures segment operating results based on a performance measure referred to as Net Operating Income and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding depreciation and amortization, administrative and interest expense). Net Operating Income is not a measure of operating results as measured by GAAP, and should not be considered an alternative to net income as a measure of the Company’s operating performance and to cash flows as a measure of liquidity.

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three-and nine-month periods ended September 30, 2003 and 2002.

	Quarter Ended September 30, 2003			Nine Months Ended September 30, 2003
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenue	$7,380,000	$5,896,000	$13,276,000	$21,810,000	$17,349,000	$39,159,000
Operating expenses	(2,492,000)	(2,887,000)	(5,379,000)	(7,078,000)	(8,380,000)	(15,458,000)

Net operating income	4,888,000	3,009,000	7,897,000	14,732,000	8,969,000	23,701,000
Administrative expenses			(1,605,000)			(4,943,000)
Depreciation and amortization			(3,043,000)			(8,853,000)

Income from operations			3,249,000			9,905,000
Interest expense			(3,102,000)			(9,203,000)

Net income before equity in income of partnership			147,000			702,000
Equity in income of partnership			27,000			68,000

Net income			$174,000			$770,000

	Quarter Ended September 30, 2002			Nine Months Ended September 30, 2002
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenue	$7,015,000	$6,050,000	$13,065,000	$21,141,000	$18,176,000	$39,317,000
Operating expenses	(2,207,000)	(2,711,000)	(4,918,000)	(6,681,000)	(7,492,000)	(14,173,000)

Net operating income	4,808,000	3,339,000	8,147,000	14,460,000	10,684,000	25,144,000
Administrative expenses			(1,365,000)			(4,175,000)
Depreciation and amortization			(2,849,000)			(8,653,000)

Income from operations			3,933,000			12,316,000
Interest expense			(3,211,000)			(10,060,000)

Net income before equity in income of partnership			722,000			2,256,000
Equity in income of partnership			25,000			83,000

Net income			$747,000			$2,339,000

			September 30
Gross real estate investments:			2003	2002
Retail			$225,873,000	$214,027,000
Apartments			170,598,000	144,564,000

			396,471,000	358,591,000
Less: accumulated depreciation			(105,651,000)	(94,623,000)

			$290,820,000	$263,968,000

NOTE F—ACCOUNTING PRONOUNCEMENTS

During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement 145”). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company adopted the provisions related to the rescission of SFAS No. 4 as of January 1, 2003, and reclassified its 2002 early extinguishment of debt in the second quarter.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 was effective for the Company for disposal activities initiated after December 31, 2002, and had no effect on the Company’s consolidated financial position, results of operations or cash flows for the three- and nine-month periods ended September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (formerly referred to as a Special Purpose Entity of SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created before February 1, 2003, begins no later than the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46 will not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash of other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial statements.

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

	Quarter ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net (loss) income, available to common shareholders	$(31,000)	$542,000	$155,000	$1,997,000
Stock-based employee compensation expense	—	(21,000)	(50,000)	(61,000)

Pro forma net income	$(31,000)	$521,000	$105,000	$1,936,000

Basic and diluted earnings per share:
As reported	$0.00	$0.04	$0.01	$0.16

Pro forma	$0.00	$0.04	$0.01	$0.15

No new options were granted in the first nine months of 2003. For grants in 2002, 2001 and 2000, the fair value of each option is estimated on the date of grant using a Black-Scholes pricing model based on the following assumptions:

	2002	2001	2000
Risk-free interest rate	5.3%	5.4%	6.8%
Expected life (years)	10 years	10 years	10 years
Volatility	24.6%	20.1%	29.1%
Dividend yield	9.6%	10.9%	11.5%

Independent Accountants’ Review Report

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have reviewed the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries (the Company) as of September 30, 2003, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2003, except for Note I, as to which the date is March 6, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New Orleans, Louisiana

October 23, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended September 30, 2003 and 2002

Total operating revenues were $13.3 million for the three-month period ended September 30, 2003, compared to $13.1 million a year ago. Operating revenues for the third quarter of 2003 were positively affected by increased recoveries and the addition of Florida Shores Plaza Shopping Center in the retail portfolio, but partially offset by lower occupancy levels in the apartment portfolio. Management has formulated and is implementing steps to increase the occupancy rates at its apartment communities. Third quarter operating costs were $5.4 million in 2003, compared to $4.9 million in 2002. The increase in operating costs was primarily due to increased insurance costs, real estate taxes and utilities. Net operating income totaled $7.9 million for the three months ended September 30, 2003, compared to $8.1 million in 2002.

General and administrative costs increased approximately $240,000 in the third quarter of 2003 due primarily to increased payroll, maintenance and insurance costs. Interest expense for the three months ended September 30, 2003 decreased $109,000 compared to the same period last year, due primarily to higher capitalized interest costs and lower interest rates, partially offset by higher balances on the Company’s lines of credit. During the quarter, the Company capitalized $508,000 in interest costs in 2003, as compared to $136,000 in the prior year’s period. The average credit line interest rate was 2.67% for the three months ended September 30, 2003, compared to 4.00% in the prior year’s period.

For the three months ended September 30, 2003, net income was $174,000, compared to $747,000 in the prior year’s quarter. The net loss allocated to common shareholders was $31,000 in the current year’s quarter, compared to net income available to common shareholders of $542,000 for the same period last year. The decrease is due primarily to the above mentioned items and an increase in depreciation expense in 2003.

Comparison of the Nine Months Ended September 30, 2003 and 2002

Total operating revenues were $39.2 million for the nine-month period ended September 30, 2003, compared to $39.3 million a year ago. Operating revenues for the first nine months of 2003 were negatively affected by lower occupancy levels in the apartment portfolio, partially offset by the addition of Florida Shores Plaza Shopping Center in the retail portfolio. Operating costs were $15.5 million in 2003, compared to $14.2 million in 2002. The increase in operating costs was due primarily to increased insurance costs, real estate taxes, utilities and repairs and maintenance costs. Net operating income totaled $23.7 million for the nine months ended September 30, 2003, compared to $25.1 million in 2002.

General and administrative costs increased approximately $768,000 in the first nine months of 2003 due primarily to increased payroll costs, legal fees and consulting fees. Interest expense for the nine months ended September 30, 2003 decreased approximately $857,000 compared to the same period last year, due primarily to higher capitalized interest costs and lower interest rates, partially offset by higher balances on the Company’s lines of credit. During the first nine months of the year, the Company capitalized $1,324,000 in interest costs in 2003, as compared to $242,000 in the prior year’s period. The average credit line interest rate was 2.76% for the nine months ended September 30, 2003, compared to 3.90% in the prior year’s period.

For the nine months ended September 30, 2003, net income was $770,000, compared to $2,339,000 in the prior year. Net income available to common shareholders was $155,000 in the first nine months of the current year, compared to $1,997,000 for the same period last year.

The Company’s senior management team uses net operating income (NOI), as discussed above, as a key measure of property-level operating performance of the Company’s real estate portfolio. NOI is computed by adding to the Company’s GAAP income from operations corporate-level administrative expenses, depreciation and amortization, and equity in the income of unconsolidated partnerships. The Company believes that use of NOI can facilitate investors’ comparisons of operating performance between operating periods under comparison and with other equity REITs that similarly report. NOI is also a measure used by the Company in reporting the performance of its operating segments in accordance with SFAS 131, Disclosure About Segments of an Enterprise and Related Information. Investors should review NOI and operating costs, along with GAAP net income and other non-GAAP measures reported by the Company when trying to understand the Company’s operating performance. Reconciliation of NOI to income from operations is presented below in thousands (000’s):

	Quarter Ended September 30
	2003	2002
Income from operations	$3,249	$3,933
Additions:
Administrative expenses	1,605	1,365
Depreciation and amortization	3,043	2,849

Net operating income	$7,897	$8,147

	Quarter Ended September 30
	2003	2002
Operating expenses	$10,027	$9,131
Deductions:
Administrative expenses	1,605	1,365
Depreciation and amortization	3,043	2,849

Operating costs	$5,379	$4,917

	Nine Months Ended September 30
	2003	2002
Income from operations	$9,905	$12,316
Additions:
Administrative expenses	4,943	4,175
Depreciation and amortization	8,853	8,653

Net operating income	$23,701	$25,144

	Nine Months Ended September 30
	2003	2002
Operating expenses	$29,254	$27,000
Deductions:
Administrative expenses	4,943	4,175
Depreciation and amortization	8,853	8,653

Operating costs	$15,458	$14,172

Liquidity and Capital Resources

The primary source of working capital for the Company on both a short-term and long-term basis, is net cash provided by operating activities, from which the Company funds normal operating requirements, debt service obligations, and distributions to shareholders. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to supplement cash provided by operating activities and to initially finance the cost of property development and redevelopment activities, portfolio acquisitions and other expenditures. At September 30, 2003, the Company had $3.6 million in cash and cash equivalents and $60 million in committed bank lines of credit facilities, of which approximately $20.7 million was available. These lines of credit are renewable on an annual basis and utilization is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of the following prescribed financial ratios:

•	Minimum net worth

•	Debt to equity

•	Dividend to funds from operations

•	Unencumbered assets to committed bank lines

•	Interest coverage

•	Net operating income from unencumbered assets to funded portion of committed bank lines

•	Funds from operations from unencumbered assets to interest expense on funded unsecured debt

Net cash flows provided by operating activities decreased approximately $3.7 million in 2003 compared to the same period in 2002. The decrease was principally attributable to the timing in payment of certain expenses and lower net income as compared to the prior year’s period.

Net cash flows used in investing activities increased approximately $22.2 million in 2003 from 2002, primarily attributable to increased development activities. The Company is currently constructing the second phase of its Governors Gate apartment complex in Pensacola, Florida and a new apartment community in Slidell, Louisiana. The Company currently plans to fund the remaining construction costs through operating cash flows and usage of its bank lines of credit. In July 2003, the Company purchased the Florida Shores Plaza Shopping Center in Edgewater, Florida, adding approximately 80,000 s.f. of additional retail space. During the first nine months of 2003, the Company capitalized $1.3 million in interest costs related to these and other developments.

Net cash flows provided by financing activities increased approximately $23.6 million in 2003 from 2002 due to (i) an increase of $34.9 million in borrowing proceeds from mortgages and other notes payable to banks in 2003, offset by (ii) a decrease of $9.0 million in proceeds from the issuance of shares of common stock pursuant to the direct stock purchase and dividend reinvestment plan, stock option redemptions and stock award plans, (iii) decreased proceeds of $617,000 due to the debenture and preferred stock offering net of related costs in 2002, (iv) increased cash dividends to shareholders of $606,000, and (v) increased cash usage of $334,000 to purchase shares of Company stock.

As of September 30, 2003, the Company had mortgage debt of $109.8 million. All of these mortgages are non-recourse and bear fixed rates of interest for a fixed term. The Company has a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property is subject to a mortgage for which the other 50% owner is liable. Fourteen of the Company’s existing operating properties are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating cash flows, and borrowing capacity (including borrowings under its lines of credit) will be adequate to fund the Company’s future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to shareholders, (iv) development activities, (v) capital improvements on existing properties, and (vi) typical repair and maintenance expenses at its properties.

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

The Company’s current common stock dividend policy is to pay quarterly dividends to shareholders, based upon, among other things, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on November 7, 2003, declared a cash dividend on common stock of $0.23 per share for the period July 1, 2003 through September 30, 2003, payable on December 5, 2003 to shareholders of record as of November 28, 2003.

Funds From Operations

We define Funds from Operations (FFO) as net income, computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding: gains or losses from sales of property; those items defined as extraordinary under GAAP; and non-recurring charges (such as those recognized upon the acquisition of our leasing and property management subsidiary in 2001); plus depreciation on real estate assets and after adjustments for unconsolidated partnerships (and joint ventures). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

FFO is one of the key operating measures used by our management team in evaluating operating performance. Thus, we believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains and losses from sales of real estate, all of which are based on historical cost and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between operating periods under comparison and between other equity REITs. Investors should review FFO, along with GAAP net income and other appropriate operating measures and cash flows from operating activities, investing activities and financing activities when trying to understand an equity REIT’s operating performance. In addition, because FFO is not a GAAP measure, our presentation of FFO may differ from the methodology for calculating FFO utilized by other REITs and therefore may not be comparable to the presentations of FFO made by these other REITs. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. A reconciliation of net income to basic FFO is presented below (in thousands):

	Quarter Ended September 30
	2003		2002
	Dollars	Shares	Dollars	Shares
Net income	$174	13,086	$747	13,091
Additions:
Depreciation and amortization	3,043		2,849
Partnership depreciation	8		9
Deductions:
Minority depreciation	14		16
Preferred dividends	205		205
Amortization costs included in depreciation and amortization above	157		154

Funds from operations—available to common shareholders	$2,849	13,086	$3,230	13,091

	Nine Months Ended September 30
	2003		2002
	Dollars	Shares	Dollars	Shares
Net income	$770	13,085	$2,339	12,776
Additions:
Depreciation and amortization	8,853		8,653
Partnership depreciation	24		28
Deductions:
Minority depreciation	43		43
Preferred dividends	615		205
Amortization costs included in depreciation and amortization above	468		453

Funds from operations—available to common shareholders	$8,521	13,085	$10,319	12,776

During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“Statement 145”). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company adopted the provisions related to the rescission of SFAS No. 4 as of January 1, 2003, and reclassified its 2002 early extinguishment of debt in the second quarter.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 was effective for the Company for disposal activities initiated after December 31, 2002, and had no effect on the Company’s consolidated financial position, results of operations or cash flows for the three- and nine-month periods ended September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity (formerly referred to as a Special Purpose Entity of SPE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a variable interest entity by a company if that company is subject to the majority of risk of loss or residual return from the variable interest entity’s activities. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. The consolidation requirements for variable interest entities created before February 1, 2003, begins no later than the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46 will not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash of other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Form 10-K, for the year ended December 31, 2002. There have been no material changes during the first nine months of 2003.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective.

During the quarterly period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 Certification of Sidney W. Lassen, Chief Executive Officer.

31.2 Certification of Charles E. Miller, Jr., Chief Financial Officer

32.1 Certification of Sidney W. Lassen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Charles E. Miller, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K during the quarter ended September 30, 2003:

A Form 8-K was filed on August 11, 2003 under Item 12, incorporating by reference Sizeler’s August 8, 2003 press release, setting forth our second quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.
(Registrant)

	By:	/S/ CHARLES E. MILLER, JR.

Charles E. Miller, Jr.
Chief Financial Officer
Date: November 12, 2003