Form 10-K
period 2003-12-31
SIZELER PROPERTY INVESTORS INC
filed 2004-03-12
CIK 805419

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 1-09349

SIZELER PROPERTY INVESTORS, INC.

(Exact name of registrant, as specified in its charter)

Maryland	72-1082589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2542 Williams Blvd. Kenner, Louisiana	70062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 471-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value 9.75% Series B Cumulative Redeemable Preferred Stock, $.0001 par value 9% Convertible Subordinated Debentures, due 2009	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of the Registration S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was $124,864,000 at June 30, 2003.

The number of shares of common stock outstanding at March 3, 2004, was 13,129,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of its shareholders to be held in May 2004 are incorporated by reference in Part III of this report.

PART I

Item 1.	Business

The Company

Sizeler Property Investors, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (REIT), which focuses on income producing retail shopping centers and apartment communities in the southeastern United States. The Company is “self-administered” in that it provides its own investment and administrative services internally, and “self-managed”, in that it provides property management services internally. At December 31, 2003, the Company’s investment portfolio included interests in three enclosed shopping malls, thirteen retail shopping centers and sixteen apartment communities, two of which are under construction. The properties are located in Louisiana (16), Florida (12), and Alabama (4). Leaseable area of the retail properties totaled approximately 2.7 million s.f. and the apartment communities contained 3,586 units with another 162 under construction. At December 31, 2003, the Company’s retail and apartment properties were approximately 91% and 90% leased, respectively. The Company defines “leased” as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments.

The Company was organized as a Delaware corporation with perpetual existence on October 28, 1986. In May 2001, shareholders approved the reincorporation of the Company as a Maryland corporation by merger of the Company into a newly formed wholly-owned subsidiary of the Company incorporated in Maryland. The reincorporation became effective June 25, 2001.

The Company has elected to qualify and be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intends to maintain its qualification as a REIT in the future. As a qualified REIT, with limited exceptions, the Company will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that it distributes to its shareholders. For special tax provisions applicable to REITs, refer to Sections 856-860 of the Code. At December 31, 2003, the Company had 192 employees.

Available Information

The Company maintains a website at www.sizeler.net. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonable practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Company’s website will include by May 7, 2004 other items related to corporate governance matters, including, among other things, the Company’s corporate governance guidelines, charters of various committees of the Board of Directors, and the Company’s code of business conduct and ethics applicable to all employees, officers and directors. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code of business conduct and ethics applicable to the Company’s directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. Copies of these corporate governance documents may be obtained, free of charge, from the Company’s website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Investor Relations, Sizeler Property Investors, Inc., 2542 Williams Boulevard, Kenner, LA 70062.

Investment Objective and Strategic Plan

The Company’s primary objective is to increase shareholder value through an effective value-added asset management program which emphasizes increasing funds from operations, the appreciation of property values and the selective development of new properties.

The Company owns approximately 69 acres of land in proximity or adjacent to existing properties which are available for development. Construction is continuing on the Company’s two new apartment communities; the second phase of its Governors Gate apartment community in Pensacola, Florida and Greenbrier Estates, which is located in proximity to the

North Shore Square Mall in Slidell, Louisiana. The Company has completed 188 of the 350 units in these two projects. The Company may also make selective property acquisitions and participate with other entities in property ownership through joint ventures or other types of co-ownership.

The Company’s strategy for growth is to (1) control and develop sites in proximity or adjacent to existing properties in targeted geographic markets; (2) improve the operating performance of its properties through effective and efficient leasing and management programs; (3) implement programs of redevelopment or expansion of certain properties; and (4) acquire shopping center and apartment properties in strong submarkets within targeted geographic markets.

Sizeler Property Investors, Inc. has a general goal of balancing its portfolio between retail shopping centers and apartment communities. The Company believes its investment in retail shopping centers and apartment communities generates a stable revenue stream that reduces exposure to economic downturns, because both of these property types provide basic services necessary for everyday living requirements. At December 2003, approximately 56% of the portfolio consisted of investments in retail properties (which accounted for approximately 56% of total revenues) and 44% consisted of investments in apartment communities (which accounted for approximately 44% of total revenues).

The Company believes that its regional concentration and substantial knowledge of the markets in which it operates affords a competitive advantage in the identification of real estate trends and investment opportunities within these markets. This advantage should enhance the Company’s overall strategy to increase cash flow and portfolio value through:

•	Maximizing rental income by achieving an optimum level of rental rates and occupancy levels;

•	Operating properties in an efficient and cost-effective manner;

•	Renovating properties in order to maintain and improve its competitive position and performance in the marketplace; and,

•	Assessing the most cost-effective available sources of capital to finance its properties.

Numerous factors are considered in the evaluation of potential real estate investments including, but not limited to, the following:

•	Acquisition and/or development cost and initial cash flow in relation to yield objective;

•	Current and expected economic environment of local and regional real estate markets;

•	Current and historical occupancy levels;

•	Current and historical sales levels of retail tenants;

•	Credit-worthiness;

•	The potential to increase cash flow through effective property management;

•	Geographic area and demographic profile;

•	Property size and composition of tenants;

•	Availability of financing, including the possibility of assuming existing mortgage financing or the potential for refinancing;

•	Condition, quality of design, construction and other physical attributes;

•	The presence of or proximity to potential environmental issues;

•	Level of real property taxes and property insurance and the ability to pass through these costs as contractual charges to tenants;

•	Anticipated future treatment under applicable federal, state and local tax laws and regulations;

•	Entry barriers exist for comparable products; and,

•	Potential for appreciation in value.

In accordance with the Company’s policies, the Company has periodically issued senior securities, borrowed money, invested in securities of other issuers and reacquired its own shares for the purpose of increasing shareholder value. The Company’s policies do not preclude the issuance of its securities in exchange for properties. The Company has in most cases arranged for mortgage and bank financing for its real estate assets. Any limit on the number or aggregate or dollar amount of mortgage loans or other loans the Company may enter into is based on market conditions and the terms available at that time. The Company has no policy limit on the amount or percentage of assets invested in a specific property. As of December 31, 2003, no single property had a book value exceeding 10% of total assets. The Company holds its properties as long-term investments and has no maximum holding period, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions so require, but it does not presently intend to make loans other than in connection with such transactions. The Company has no present intention of underwriting securities of other issuers. The strategies and policies set forth above were determined and are subject to review by the Company’s Board of Directors, which may change such strategies or policies without shareholder vote based upon its evaluation of the state of the real estate market, the performance of the Company’s assets, capital market conditions, and other relevant factors.

Competition

Competition in the market areas in which the Company operates is significant and affects the potential for property acquisitions and/or development of properties, occupancy levels, rental rates, and operating expenses of certain properties. The Company also competes with a wide variety of institutional investors and other investors for capital funds necessary to support its investment activities which will contribute to the Company’s overall asset growth.

The Company believes that the significant operating and financial experience of management, combined with the Company’s regional concentration, as well as the location, quality, condition, and overall appearance of its properties, should enable the Company to continue to compete effectively with other entities in the markets where its properties are located.

Environmental Matters

Under regulatory laws, investments in real property have the potential for environmental liability on the part of the owner of such property. The Company is not aware of any environmental liabilities to the Company relating to the Company’s investment properties which would have a material adverse effect on the Company’s business, assets, or results of operations.

The Company’s guidelines require a Phase I environmental study prior to the acquisition or development of a property that, because of its prior use or its proximity to other properties with environmental risks, may be subject to possible environmental hazards. Where determined appropriate by a Phase I study, a more extensive evaluation may be undertaken to further investigate the potential for environmental liability prior to an investment in a property. The Company does not presently maintain insurance coverage for all forms of environmental risks.

Executive Officers

The Company is self-administered and self-managed and does not engage a separate advisor or pay an advisory fee for administrative or investment services. Management of the Company is provided by its officers. The executive officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

The executive officers of the Company are as follows:

Name	Age	Position(s) with the Company
Sidney W. Lassen	69	Chairman of the Board and Chief Executive Officer
Thomas A. Masilla, Jr.	57	Vice Chairman of the Board, President, and Principal Operating Officer
Charles E. Miller, Jr.	50	Chief Financial Officer
James W. Brodie	35	Secretary and Vice President of Acquisition, Development and Apartments

Sidney W. Lassen has served as Chairman of the Board and Chief Executive Officer since the Company’s inception in 1986, and has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties for over 40 years. Mr. Lassen previously served as a trustee of the International Council of

Shopping Centers, the national association for the shopping center industry, and as Chairman, President, and Chief Executive Officer of Hibernia National Bank and Hibernia Corporation. He is also Chairman of the Board and Chief Executive Officer of Sizeler Realty Co., Inc. and serves as a Director and Vice Chairman of Hibernia Corporation and Hibernia National Bank. Mr. Lassen is also emeritus on the Board of Administrators of Tulane University and has chaired both the Finance and Bond Committee and the Real Estate Committee of the Board of Administrators of Tulane University.

Mr. Masilla formerly practiced as a certified public accountant, has served as a Director since the Company’s inception in 1986 and was elected to the position of Vice Chairman of the Company in 1994, Principal Operating Officer and President in 1995. Mr. Masilla has been a corporate executive and manager for more than 30 years, with extensive experience in both the real estate and commercial bank industries.

Mr. Brodie has served as Vice-President since 1991 and secretary since 1999. He has been involved in the acquisition, development, management, and disposition of shopping center and apartment properties since he joined the Company in May 1989.

Mr. Miller joined the Company as Chief Financial Officer in December 2002. Mr. Miller formerly practiced as a certified public accountant with the national accounting firm of Coopers and Lybrand as a senior audit manager before entering private industry. He is a senior real estate financial executive with over 20 years of public and private accounting, auditing and financial management experience.

Property Management

On October 5, 2001, the Company became self-managed as a result of the acquisition of Sizeler Real Estate Management Co., Inc. (the “Management Company”) from Sizeler Realty Co., Inc. The Management Company had been property manager since the inception of the Company in 1986. As a result of the transaction, the Management Company now operates as a wholly-owned subsidiary of the Company.

Economic Conditions

The Company is affected by national and local economic conditions as well as by changes in both the real estate and capital markets. The financial performance of retail properties is partially dependent upon the strength of retail sales, which in turn is directly affected by trends in employment and personal income. Apartment properties are affected by market conditions, economic trends, and employment conditions in the communities in which they are located.

Sixteen of the Company’s properties, comprising approximately 45% of its investment portfolio, are located in Louisiana. While the oil and natural gas industry has played a significant role in the state’s economy for many years, since the 1980’s there has been an influx of new industries into the State, including pharmaceutical, furniture and apparel manufacturing ventures. The national and global economies also have an impact on Louisiana, particularly as they affect the tourism, convention, and port industries, which are also important segments of the Louisiana economy.

Twelve of the Company’s existing properties, comprising approximately 42% of its investment portfolio, are located in Florida. The Florida economy was historically dominated by farming; however, in recent years it was greatly expanded into other economic sectors. Florida leads the Southeast in high-tech employment and ranks fourth nationwide. Tourism-services is the dominant industry, while manufacturing, and health technology also contribute heavily to the Florida economy. Florida’s population has grown from approximately 12.9 million in 1990 to over 16.7 million in 2002.

To diversify its portfolio and reduce the risks of geographic concentration and economic dependency on a primary industry, the Company began a program in 1988 of acquiring properties in other states in the Gulf South region. As of the date of this filing, the Company has properties in Louisiana (45%), Florida (42%), and Alabama (13%).

Item 2.	Properties

As of December 31, 2003, the Company’s real estate portfolio included interests in sixteen shopping centers and sixteen apartment communities, two of which, are currently under construction. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in thirty of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of the Company. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other sixteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships are referred to collectively as the “Company”. Sixteen of the Company’s properties were subject to mortgage loans at December 31, 2003.

In the opinion of Management, all of the Company’s properties are well maintained and in good repair, suitable for their intended uses, and are adequately covered by insurance.

The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2003:

Description	Year (s) Completed	Year (s) Renovated	Gross Leasable Area in Square Feet or Rentable Units		Percent Leased (c) December 31
					2003	2002
Regional Enclosed Malls (3)
Southland Mall (Houma, Louisiana)	1970, 1981	1994, 2003	435,000 589,000	(a)	95%	93%
Hammond Square (Hammond, Louisiana)	1978	1992, 1995	361,000 431,000	(a)	85%	83%
North Shore Square (Slidell, Louisiana)	1986	1995, 2001, 2002, 2003	353,000 621,000	(a)	94%	96%
Retail Shopping Centers (13)
Lantana Plaza (Palm Beach County, Florida)	1992	1999	274,000		60%	99%
Westward (W. Palm Beach, Florida)	1961, 1990	1995, 2000, 2003	222,000		96%	98%
Westgate (Alexandria, Louisiana)	1964	1987, 2001	208,000		98%	98%
Town & Country (Palatka, Florida)	1989	2000, 2001, 2002	193,000		96%	96%
Rainbow Square (Dunnellon, Florida)	1986	2001, 2003	116,000		92%	100%
Westland (Kenner, Louisiana)	1966	1990, 1999	110,000		100%	100%
Weeki Wachee Village (Weeki Wachee, Florida)	1987	2000, 2002	82,000		93%	93%
Florida Shores Plaza (Edgewater, Florida)	1983	—	80,000		100%	n/a
Gonzales Plaza (Gonzales, Louisiana)	1989	2001, 2002, 2003	73,000 290,000	(a)	92%	92%
Airline Park (Metairie, Louisiana)	1973	1986, 2001, 2003	54,000		100%	92%
Azalea Gardens (Jefferson, Louisiana)	1950	1986, 2002, 2003	45,000		100%	100%
Colonial (Harahan, Louisiana)	1967	1987, 1999	45,000		100%	77%
Southwood (b) (Gretna, Louisiana)	1986	2001	40,000		92%	92%

			2,691,000		91%	94%

Apartment Communities (16)
Lafayette Square (Mobile, Alabama)	1969-1972	1995, 1999, 2003	675 units		82%	82%
Lakeview Club (Ft. Lauderdale, Florida)	1992	—	443 units		93%	96%
The Hamptons at Pine Bend (Mobile, Alabama)	1977	1995, 2003	300 units		87%	87%
Garden Lane (Gretna, Louisiana)	1966, 1971	1999	262 units		93%	95%
Bryn Mawr (Naples, Florida)	1991	1999	240 units		99%	98%
Governors Gate (Pensacola, Florida)	1999	—	240 units		92%	97%
Bel Air (Mobile, Alabama)	1968, 1974	2003	202 units		98%	81%
Steeplechase (Lafayette, Louisiana)	1982	—	192 units		94%	99%
Woodcliff (Pensacola, Florida)	1977	1999, 2003	184 units		91%	96%
Jamestown Estates (Pensacola, Florida)	1972	—	177 units		98%	93%
Governors Gate II (Pensacola, Florida)	(d)		164 units
Pine Bend (Mobile, Alabama)	1979	2003	152 units		81%	93%
Magnolia Place (New Iberia, Louisiana)	1984	—	148 units		91%	98%
Georgian (New Orleans, Louisiana)	1951	1993	135 units		100%	100%
Colonial Manor (Harahan, Louisiana)	1967	1994	48 units		98%	100%
Greenbrier Estates (Slidell, Louisiana)	(d)		24 units

			3,586 units		90%	92%

(a)	The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. Hammond Square and Southland Mall have stores owned by Dillard Department Stores, Inc., comprising 70,000 s.f. and 154,000 s.f. of space, respectively; North Shore Square Mall has stores owned by Dillard Department Stores, Inc. comprising 116,000 s.f. and 77,000 s.f. of space, and Mervyn’s comprising 75,000 s.f. of space; Gonzales Plaza has a store owned by Wal-Mart Stores, Inc., comprising 217,000 s.f.

(b)	The Company has a 50% partnership interest in Southwood Shopping Center.

(c)	The Company defines “leased” as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments. Percent leased for retail is computed as the ratio of total space leased, including anchor stores, to total leasable space, expressed as a percentage. The computation excludes owner-occupied stores in which the Company has no ownership interest.

(d)	Governors Gate II was completed in January 2004. Greenbrier Estates will be completed in 2004. At December 31, 2003, 188 units out of a total of 350 units from these two developments were complete.

The following table presents additional detailed information on North Shore Square Mall, located in Slidell, Louisiana and Southland Mall, located in Houma, Louisiana. Both properties contributed more than 10% of the Company’s total revenues during 2003. As of December 31, 2003, no single property had a book value exceeding 10% of total assets.

	Occupancy rates		Average effective annual rent per s.f.
Property name and location	Year	%	Year	$
North Shore Square	2003	94%	2003	18.64
Slidell, Louisiana	2002	96%	2002	18.45
	2001	98%	2001	17.52
	2000	98%	2000	18.19
	1999	97%	1999	18.45

Tenants occupying 10% or more of rentable s.f.
Number of tenants	Principal nature of business	Rent per annum	Lease expiration dates	Renewal options
2	Retail sales	701,854	11/30/2035	No options
			8/31/2006	4 five year options

Leases expiring during the next ten years
Year	Number of tenants	Square feet	$ Rent	% of Annual rent
2004	14	19,323	357,276	9%
2005	12	25,889	619,626	16%
2006	17	116,031	1,210,573	31%
2007	7	29,287	567,398	14%
2008	8	16,430	395,417	10%
2009	3	8,277	144,265	4%
2010	5	7,116	212,547	5%
2011	1	2,269	50,000	1%
2012	0	0	0	0%
2013	0	0	0	0%

	Occupancy rates		Average effective annual rent per s.f.
Property name and location	Year	%	Year	$
Southland Mall	2003	95%	2003	16.12
Houma, Louisiana	2002	93%	2002	15.78
	2001	93%	2001	15.75
	2000	95%	2000	14.93
	1999	89%	1999	14.59

Tenants occupying 10% or more of rentable s.f.
Number of tenants	Principal nature of business	Rent per annum	Lease expiration dates	Renewal options
2	Retail sales	671,000	10/19/2006	No options
			8/31/2006	3 five year options

Leases expiring during the next ten years
Year	Number of tenants	Square feet	$ Rent	% of Annual rent
2004	26	55,225	697,741	16%
2005	10	17,160	435,892	10%
2006	14	208,443	872,681	20%
2007	11	31,966	612,197	14%
2008	12	54,994	795,654	19%
2009	3	8,561	153,970	4%
2010	1	4,464	78,120	2%
2011	5	15,195	451,550	11%
2012	0	0	0	0%
2013	3	8,962	189,360	4%

Item 3.	Legal Proceedings

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties. The Company is presently, and from time to time, subject to claims and lawsuits arising in the ordinary course of business, which are routine in nature or expected to be covered by the Company’s liability insurance.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s shares of common stock (“shares”) are listed for trading on the New York Stock Exchange under the symbol “SIZ”.

The following table sets forth the high and low sales price of the shares for the periods indicated, as reported by the New York Stock Exchange, and the dividends paid per share in such periods.

	High	Low	Dividends Paid
2003
1st Quarter	$9.64	$8.40	$0.23
2nd Quarter	10.37	9.24	0.23
3rd Quarter	10.58	9.90	0.23
4th Quarter	10.99	10.13	0.23

2002
1st Quarter	$9.90	$9.02	$0.23
2nd Quarter	10.99	9.52	0.23
3rd Quarter	11.35	9.00	0.23
4th Quarter	10.18	8.82	0.23

As of March 3, 2004, there were 828 individually listed owners of record of the Company’s shares. Approximately 97% of the Company’s outstanding shares are held in nominee name by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

The Company has paid dividends in each quarter since its inception as a publicly owned company in 1987, with a cumulative total of approximately $125 million paid to shareholders over this time period.

Under the REIT rules of the Internal Revenue Code, the Company must pay at least 90% of its ordinary taxable income as dividends in order to avoid taxation as a regular corporation. The declaration of dividends is a discretionary decision of the Board of Directors and depends upon the Company’s funds from operations, financial requirements, tax considerations, and other factors. A portion of the Company’s dividends paid may be deemed capital gain income, a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the dividend. Dividends are declared and paid quarterly for both preferred and common shares.

The federal income tax status of common stock dividends per share paid for each of the five years ended December 31 was as follows:

	2003	2002	2001	2000	1999
Ordinary Income	$0.11	$0.31	$0.54	$0.54	$0.54
Return of Capital	0.81	0.61	0.30	0.37	0.34
Capital Gain	—	—	0.08	—	—

Total	$0.92	$0.92	$0.92	$0.91	$0.88

The Company paid approximately $819,000 in preferred dividends on its Series B Cumulative Redeemable Preferred Stock in 2003, all of which was classified as ordinary income for federal income tax purposes.

The Company has a dividend reinvestment and stock purchase plan pursuant to which the Company’s shareholders of record may use their dividends to purchase additional shares. The Company has reserved shares for new issuance under the plan and may also direct the agent to acquire shares through open market purchases for issuance pursuant to the plan.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data (in thousands, except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein:

	Year ended December 31
	2003	2002	2001	2000	1999
OPERATING DATA(1)
Operating Revenue
Contractual rental and other charges and other income	$52,880	$52,682	$52,458	$51,324	$49,848
Operating Expenses(2)	(39,287)	(36,568)	(35,619)	(33,263)	(32,604)

INCOME FROM OPERATIONS	13,593	16,114	16,839	18,061	17,244

Interest Expense	(12,459)	(13,377)	(15,240)	(15,850)	(15,018)
NET INCOME BEFORE EQUITY IN INCOME OF PARTNERSHIP AND GAIN ON SALE OF REAL ESTATE	1,134	2,737	1,599	2,211	2,226
Equity in income of partnership	89	105	98	117	121

NET INCOME BEFORE GAIN ON SALE OF REAL ESTATE	1,223	2,842	1,697	2,328	2,347
Gain on sale of real estate	—	—	506	—	—

NET INCOME	$1,223	$2,842	$2,203	$2,328	$2,347

Funds From Operations - Basic(3)	$11,729	$13,328	$13,694	$12,907	$12,603
Net Cash Provided by (Used in):
Operating Activities	$9,357	$12,661	$9,137	$11,150	$10,345
Investing Activities	$(37,649)	$(14,536)	$(2,047)	$(10,496)	$(9,925)
Financing Activities	$28,209	$4,295	$(7,758)	$(95)	$(233)
Dividends Paid	$12,857	$12,252	$7,601	$7,234	$6,938
Per Share Data:
Net income	$0.03	$0.18	$0.27	$0.29	$0.30
Distributions paid	$0.92	$0.92	$0.92	$0.91	$0.88
Weighted Average Shares Outstanding	13,086	12,855	8,313	7,950	7,888

	2003	2002	2001	2000	1999
BALANCE SHEET DATA
Gross Investment in Real Estate	$404,231	$365,947	$350,284	$349,675	$339,306
Total Assets	315,898	287,746	279,770	285,421	284,947
Mortgage Notes Payable	109,140	108,883	111,223	113,163	84,712
Notes Payable	50,100	9,250	2,390	35,716	59,988
Convertible Subordinated Debentures	56,599	56,599	61,878	61,878	61,878
Total Liabilities	225,044	185,190	185,087	218,294	213,990
Shareholders’ Equity	90,854	102,556	94,683	67,127	70,957

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding factors such as property development and other transactions which have affected operating performance during the periods indicated.

(2)	In 2001, the Company recorded a non-recurring charge of $1.2 million related to the acquisition of the Management Company.

(3)	The Company defines Funds from operations (FFO) as net income, computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding: gains or losses from sales of property; those items defined as extraordinary under GAAP; plus depreciation on real estate assets and after adjustments for unconsolidated partnerships (and joint ventures). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. A reconciliation of FFO to net income is provided under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 15.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s real estate investment portfolio is composed of sixteen retail properties and sixteen apartment communities, two of which are currently under construction. In July 2003, the Company added approximately 80,000 s.f. of additional retail space, acquiring the Florida Shores Plaza Shopping Center in Edgewater, Florida. As of December 31, 2003, the Company’s gross investment in real estate totaled $404 million and consisted of approximately 56%, or $228 million, in retail properties and approximately 44%, or $176 million, in apartment communities. Total revenue for 2003, was $52.9 million, and consisted of approximately 56%, or $29.6 million, generated by the retail properties, and approximately 44%, or $23.3 million, generated by the apartment communities.

On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, to exchange into $27,299,000 of the Company’s 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company’s 9.75% Series B cumulative redeemable preferred stock (at $25 per share). On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009, and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). After completion of the exchange and cash offerings, the entire $61,878,000 principal amount of the Old Debentures had been retired. The Company now has outstanding $56,599,000 principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 336,040 shares of its 9.75% Series B cumulative redeemable preferred stock (with a liquidation price of $25 per share plus accumulated dividends).

The most significant change to the Company’s financial and asset structure in 2003 related to its apartment communities. The Company continued construction on two new apartment developments in 2003 – Governors Gate II in Pensacola, Florida and Greenbrier Estates in Slidell, Louisiana – a total of 350 units. At year end, 188 units had been completed. In addition, the Company undertook extensive interior and exterior remodeling and landscaping of three apartment communities in Mobile, Alabama, with the goal of making them more competitive in the Mobile rental market and increasing their occupancy rates. Because these apartments are occupied, interior remodeling of the dwelling units have occurred and will occur as the units become vacant, which results in holding each vacant unit off the rental market during remodeling and extending the final completion date for the total program. The costs related with the new construction and renovations resulted in increased borrowings under the Company’s lines of credit during the year.

Results of Operations

Comparison of the years ended December 31, 2003 and 2002

Operating revenue totaled $52.9 million for the year ended December 31, 2003, compared to $52.7 million, earned a year ago. Operating revenue was positively affected by contributions from Florida Shores Plaza Shopping Center, purchased in July, 2003 and the two apartment complexes under construction which were partially complete at December 31, 2003; partially offset by lower apartment revenue as a result of lower occupancies during the year. Operating expenses were $39.3 million in 2003, compared to $36.6 million in 2002. The increase in operating expenses was due primarily to the addition of the three properties in 2003, increased utilities, insurance costs, real estate taxes and repair and maintenance costs. General and administrative costs increased approximately $871,000 for the year 2003 due primarily to increased payroll, legal and professional fees, insurance and maintenance costs. Interest expense for the twelve months ended December 31, 2003 decreased $918,000 compared to last year, due primarily to higher capitalized interest costs and lower interest rates, partially offset by higher balances on the Company’s lines of credit. During the year 2003, the Company capitalized $1.7 million in interest costs, as compared to $490,000 in the prior year. The average credit line interest rate was 2.82% for the twelve months ended December 31, 2003, compared to 4.11% in the prior year.

For the year ended December 31, 2003, net income was $1.2 million, compared to $2.8 million in the prior year. Net income available to common shareholders was $404,000 for the year 2003, compared to $2.3 million in the prior year.

Comparison of the years ended December 31, 2002 and 2001

Operating revenue totaled $52.7 million for the year ended December 31, 2002, compared to $52.0 million, on a same-store basis, earned a year ago. Operating revenue for the years ended December 31, 2002 and 2001 are not comparable due to the sale of a property during July of 2001. Operating revenue for 2001 was $52.5 million. Operating revenue for retail shopping centers and apartment communities was $28.5 million and $24.0 million, respectively. The increase in revenue was due to higher occupancy levels in the retail portfolio. Same-store operating expenses were $36.6 million in 2002, compared to $33.7 million in 2001, after excluding the effects of certain expenses related to a fourth quarter 2001 property management company acquisition. This increase in operating expenses was due, in particular, to higher property insurance costs and real estate taxes.

Interest expense decreased $1.9 million from the prior year. Interest expense was reduced after the Company’s issuance of marketable equity securities in the fourth quarter of 2001, the proceeds of which were used to reduce the Company’s floating rate bank debt. The average bank borrowings in 2002 were approximately $2.5 million, with an average interest rate of 4.1%, as compared to $31.8 million, with an average rate of 6.2% in 2001.

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company funds normal operating requirements, periodic dividends to investors and capital expenditure requirements, supplemented by mortgage financings of properties in its portfolio. At December 31, 2003, the Company had $3.6 million in cash and cash equivalents. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. These bank lines of credit total $60 million of which approximately $9.9 million was available at December 31, 2003. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios:

•	Minimum net worth, adding back depreciation - must exceed $115 million

•	Debt to equity – must not exceed 125% of equity

•	Dividends to funds from operations – must not exceed 100% of funds from operations

•	Unencumbered assets to committed bank lines – must exceed 100% of committed bank lines

•	Interest coverage – funds from operations plus interest expense must exceed 150% of interest expense

•	Net operating income from unencumbered assets to the funded portion of committed bank lines – must exceed 15% of funded bank lines

•	Funds from operations from unencumbered assets to interest expense on funded unsecured debt – must exceed 200% of interest expense on funded unsecured debt

From time to time, the Company has obtained waivers of covenants when necessary. At December 31, 2003, there were no unresolved issues regarding these covenants. The Company believes that the sources discussed above will be adequate to fund its capital requirements for the next twelve months and thereafter.

Net cash flows provided by operating activities decreased $3.3 million in 2003 from 2002. The decrease between 2003 and 2002 is primarily attributable to decreased net income, and the timing of the payment of property insurance premiums.

Net cash flows used in investing activities increased $23.1 million in 2003 from 2002, primarily attributable to increased development activities, most notable, the construction of the Governors Gate II and Greenbrier Estates apartment complexes. In July 2003, the Company purchased Florida Shores Plaza Shopping Center in Edgewater, Florida. During the year ended December 31, 2003, the Company capitalized $1.7 million in interest costs related to these and other developments.

Net cash flows provided by financing activities increased $23.9 million in 2003 from 2002, primarily due to the following activities: (i) an increase of $32.7 million in borrowing proceeds from notes payable to banks in 2003, (ii) a decrease of $9.5 million in proceeds from the issuance of common stock pursuant to the direct stock purchase and dividend reinvestment plan, stock option redemptions and stock award plans, (iii) an increase of mortgage proceeds net of increased escrow deposits of $2.1 million, (iv) decreased proceeds of $617,000 due to the debenture and preferred stock offering net of related costs in 2002 and (v) increased cash dividends to common and preferred shareholders of $605,000.

As of December 31, 2003, the Company had mortgage debt of $109.1 million. All of these mortgages are non-recourse and bear a fixed rate of interest for a fixed term. The Company has a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property is subject to a mortgage for which the other 50% owner is liable. Sixteen of the operating properties in the portfolio are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company’s future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to common and preferred shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance costs at its properties. The following table summarizes the Company’s contractual obligations for each of the subsequent five years in thousands (000’s):

	2004	2005	2006	2007	2008	Thereafter	Total
Fixed rate mortgages	$2,808	$3,033	$3,274	$3,529	$55,570	$40,926	$109,140
Convertible subordinated debentures	—	—	—	—	—	$56,599	$56,599
Construction contractual obligations	$5,628	—	—	—	—	—	$5,628

The Company currently has two long-term ground lease obligations at Westland Shopping Center and Southwood Shopping Center. The Westland lease requires the Company to pay annually 8% of the total rent collected, and expires on December 31, 2046. The Company contractually paid ground rent of $63,000 in 2003, $65,000 in 2002 and $61,000 in 2001. The Southwood lease requires the Company to pay annually 50% of cash flow after debt service and certain other adjustments, and expires on March 31, 2031. The Company paid ground rent of $10,000 in 2003, $27,000 in 2002 and $0 in 2001.

Holders of the Company’s Series B cumulative redeemable preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of dividends, preferential cumulative cash dividends at the rate of 9.75% per annum of the liquidation preference per share (equivalent to a fixed annual amount of $2.4375 per share). Dividends on the Series B preferred stock will be payable quarterly in arrears on the fifteenth day of February, May, August and November of each year, or, if not a business day, the next succeeding business day. The Board of Directors, on February 6, 2004, declared a $0.609375 per share cash dividend, payable on May 17, 2004, to shareholders of record on April 30, 2004.

The Company’s current common stock dividend policy is to pay quarterly dividends to shareholders, based upon funds from operations, among other factors, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, quarterly dividends will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on February 6, 2004, declared a cash dividend with respect to the period October 1, 2003 through December 31, 2003 of $0.23 per share, to shareholders of record as of February 27, 2004.

Funds From Operations

The Company defines Funds from Operations (FFO) as net income, computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding: gains or losses from sales of property; those items defined as extraordinary under GAAP; plus depreciation on real estate assets and after adjustments for unconsolidated partnerships (and joint ventures). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

FFO is a key operating measure used by our management team in evaluating operating performance, and trends in operating performance. Our management also uses FFO to compare our operating performance with other equity

REITs, particularly those who own retail and residential properties. We also consider FFO, as well as other criteria, in evaluating and granting incentive compensation to our management employees. We believe that FFO may also be helpful to investors as a measure of the performance of an equity REIT. In computing FFO, we exclude the effect of depreciation, amortization and gains and losses from sales of real estate. In our view, these amounts, which are derived from historical cost, are of limited relevance in evaluating current performance. Our experience, and the experience of other owners of shopping centers and apartment communities in the markets in which we operate, is that depreciation and amortization has virtually no correlation with changes in the value of the properties. Real estate assets can also appreciate, rather than depreciate in value over time.

Our management believes, however that FFO, by excluding such items, which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates, can help compare the operating performance of a company’s real estate between periods or as compared to different companies. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in a comparable manner or may use different interpretations in the calculation. We believe that use of FFO may also facilitate comparisons of operating performance between operating periods under comparisons and among us and other equity REITs. Investors should review FFO, along with GAAP net income and other appropriate operating measures and cash flows from operating activities, investing activities and financing activities when trying to understand an equity REIT’s operating performance. FFO is not a GAAP measure or a disclosure required by the Securities and Exchange Commission.

Computations of FFO differ among REITs. Thus, an investor should be attentive to differences in FFO computations when comparing FFO among REITs. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. A reconciliation of net income to basic FFO is presented below (in thousands):

	Year Ended December 31
	2003		2002
	Dollars	Shares	Dollars	Shares
Net income	$1,223	13,086	$2,842	12,855
Additions:
Depreciation and amortization	11,978		11,524
Partnership depreciation	32		37
Deductions:
Minority depreciation	59		57
Preferred dividends	819		410
Amortization costs	626		608

Funds from operations - available to common shareholders	$11,729	13,086	$13,328	12,855

For the year ended December 31, 2003, FFO available to common stock decreased approximately $1.6 million to $11.7 million, compared to $13.3 million in 2002. The decrease was primarily attributable to increased real estate taxes, property insurance costs, utilities and general and administrative expenses, as well as the payout of preferred dividends, partially offset by increased revenues and decreased interest expense.

For the year ended December 31, 2002 FFO available to common shareholders decreased approximately $366,000 to $13.3 million, compared to $13.7 million in 2001. The decrease was primarily attributable to increased real estate taxes and property insurance costs, as well as the payout of preferred dividends, partially offset by decreased interest expense.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Revenue recognition. Certain of our operating leases for retail space contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified target amount, or breakpoint, as additional rent. We defer recognition of percentage rent until those specified targets are met.

Real estate investments. We apply Financial Accounting Standards Board Statement 144 (Statement 144) to measure impairment in long lived assets. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors on occupancy. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. The Company has no impaired properties.

Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) by March 31, 2004. The adoption of FIN 46R should have no material impact on the Company’s consolidated financial statements, as the Company does not have variable interest entities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument that is a liability under this Statement is an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial statements.

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

	As Reported			Proforma Results
	2003	2002	2001	2003	2002	2001
Net income available to common shareholder	$404,000	$2,295,000	$2,203,000	$354,000	$2,234,000	$2,158,000
Net income per common share	$0.03	$0.18	$0.27	$0.03	$0.17	$0.26

No new options were granted in 2003. For grants in 2002 and 2001, the fair value of each option is estimated on the date of grant using a Black-Scholes pricing model based on the following assumptions:

	2002	2001
Risk-free interest rate	5.3%	5.4%
Expected life (years)	10 years	10 years
Volatility	24.6%	20.1%
Dividend yield	9.6%	10.9%

Future Results

This Form 10-K and other documents prepared and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company’s properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company’s properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (j) force majeure as it relates to construction and rehabilitation projects; (k) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (n) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Effects of Inflation

Inflation has had a minimal impact on the operating performance of our properties. Substantially all of the Company’s retail leases contain provisions designed to provide the Company with a hedge against inflation. Most of the Company’s retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. The majority of the Company’s retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to pay a contribution towards property operating expenses, thereby reducing the Company’s exposure to higher operating costs caused by inflation. The Company’s apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions. These factors reduce the Company’s exposure to increased cost and operating expenses resulting from inflation.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its bank lines of credit and long-term debt used to maintain liquidity, fund capital expenditures, operations and expansion of the Company’s real estate investment portfolio. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows, and to optimize its overall borrowing costs. To achieve its objective, the Company utilizes its variable LIBOR-based, short-term (one to six month maturities) bank credit lines to fund the development and acquisition of new investments until such investments can be financed with long-term fixed-rate non-recourse mortgage debt. At December 31, 2003, borrowings under the Company’s bank lines of credit totaled $50.1 million and bore an average interest rate of 2.90%. The carrying amounts of these instruments approximate fair value because they are short-term and therefore utilize interest rates which are adjusted to market at maturity.

Based on the balance of bank lines of credit outstanding at December 31, 2003 and the average interest rate at year-end, each basis point increase in variable interest rates would increase the Company’s interest expense in 2003 by approximately $5,000. Conversely, each basis point decrease in variable interest rates would decrease the Company’s interest expense in 2003 by a like amount.

As the bank lines of credit are obligations that exist as of December 31, 2003, it does not consider those exposures or positions which could arise after that date. The Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during such future period and the level of interest rates at that time.

At December 31, 2003, the Company had mortgage debt totaling $109.1 million with an average interest rate of 7.38%. The weighted average interest rate of this debt will be 7.37% in 2004 and 2005, 7.36% in 2006, 7.35% in 2007 and 7.97% in 2008. The following table summarizes the Company’s obligations under long-term debt for each of the subsequent five years in thousands (000’s):

	2004	2005	2006	2007	2008	Thereafter	Total
Fixed rate mortgages	$2,808	$3,033	$3,274	$3,529	$55,570	$40,926	$109,140
Convertible subordinated debentures	—	—	—	—	—	$56,599	$56,599

	Fair Value	Weighted Average Interest Rate
Fixed rate mortgages	$117,377	7.38%
Convertible subordinated debentures	60,844	9.00%

	$178,221

Item 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Balance Sheets as of December 31, 2003 and 2002, and its Consolidated Statements of Income, Shareholders’ Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, together with the Reports of Independent Auditors thereon, are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in Notes to Consolidated Financial Statements are also incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9a.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective.

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

For information regarding the executive officers of the Company, see “Executive Officers” in Part I, Item 1 of this report. The other information required by this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table summarizes equity compensation plan information. The Company has no equity compensation plans that have not been approved by security holders.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	793,250	$9.28	1,303,573

The amended 1996 Stock Option and Incentive Plan had 1,122,500 securities remaining available for issue. The 1994 Incentive Award Plan has 181,073 securities remaining available for issue.

Additional information required by this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 22 of this Form 10-K.

(b)	Form 10-K Exhibits

See “Form 10-K Exhibits” beginning on page 43 of this Form 10-K.

(c)	Reports on Form 8-K during the quarter ended December 31, 2003:

A Form 8-K was furnished on November 12, 2003 under Item 12, incorporating by reference Sizeler’s November 7, 2003 press release, setting forth our third quarter 2003 earnings.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have audited the consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New Orleans, Louisiana

January 30, 2004, except

for Note I, as to which the

dates are February 16, 2004, March 5, 2004 and March 9, 2004

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
ASSETS
Real estate investments (Notes A, B and C):
Land	$55,653,000	$53,751,000
Buildings and improvements, net of accumulated depreciation of $108,594,000 in 2003 and $97,322,000 in 2002	221,111,000	200,930,000
Construction in progress	18,067,000	13,109,000
Investment in real estate partnership (Notes A and G)	806,000	835,000

	295,637,000	268,625,000
Cash and cash equivalents (Note A)	3,565,000	3,648,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $62,000 in 2003 and $116,000 in 2002	2,697,000	2,787,000
Prepaid expenses and other assets	13,999,000	12,686,000

Total Assets	$315,898,000	$287,746,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Notes D and M)	$109,140,000	$108,883,000
Notes payable (Note D)	50,100,000	9,250,000
Accounts payable and accrued expenses	8,251,000	9,575,000
Tenant deposits and advance rents	954,000	883,000

	168,445,000	128,591,000
Convertible subordinated debentures (Notes D and M)	56,599,000	56,599,000

Total Liabilities	225,044,000	185,190,000
SHAREHOLDERS’ EQUITY (Notes E and L)
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2002, none in 2001	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding — 13,091,000 in 2003 and 13,079,000 in 2002	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	169,490,000	169,520,000
Accumulated other comprehensive (loss) gain	(18,000)	20,000
Cumulative net income	45,997,000	44,774,000
Cumulative distributions paid	(124,617,000)	(111,760,000)

Total Shareholders’ Equity	90,854,000	102,556,000

Total Liabilities and Shareholders’ Equity	$315,898,000	$287,746,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
OPERATING REVENUE (Note A and C)
Contractual rental and other charges	$50,786,000	$50,472,000	$50,200,000
Other income	2,094,000	2,210,000	2,258,000

	52,880,000	52,682,000	52,458,000
OPERATING EXPENSES (Note C)
Utilities	2,546,000	2,225,000	2,230,000
Real estate taxes	4,440,000	4,316,000	4,076,000
Administrative expenses	6,376,000	5,505,000	4,446,000
Operations and maintenance	8,511,000	7,966,000	7,946,000
Other operating expenses	5,436,000	5,032,000	5,512,000
Depreciation and amortization (Note A)	11,978,000	11,524,000	11,409,000

	39,287,000	36,568,000	35,619,000

INCOME FROM OPERATIONS	13,593,000	16,114,000	16,839,000
Interest expense (Note D)	12,459,000	13,377,000	15,240,000

NET INCOME BEFORE EQUITY IN INCOME OF PARTNERSHIP AND GAIN ON SALE OF REAL ESTATE	1,134,000	2,737,000	1,599,000
Equity in income of partnership	89,000	105,000	98,000

NET INCOME BEFORE GAIN ON SALE OF REAL ESTATE	1,223,000	2,842,000	1,697,000
Gain on sale of real estate	—	—	506,000

NET INCOME	$1,223,000	$2,842,000	$2,203,000

NET INCOME ALLOCATION
Allocable to preferred shareholders	819,000	547,000	—
Allocable to common shareholders	404,000	2,295,000	2,203,000

NET INCOME	$1,223,000	$2,842,000	$2,203,000

Net income per common share - basic and diluted	$0.03	$0.18	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,086,000	12,855,000	8,313,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in Capital	Cumulative Net Income	Accumulated Other Comprehensive Gain or (Loss)	Cumulative Distributions	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2001	8,061,979	$1,000	0	$0	$119,312,000	$39,729,000	$(8,000)	$(91,907,000)	$67,127,000
Net income for 2001						2,203,000			2,203,000
Cash common stock dividends declared and paid ($.92 per share) (Notes H and I)								(7,601,000)	(7,601,000)
Shares issued pursuant to Directors’ Stock Ownership Plan (Note A)	9,000				68,000				68,000
Shares issued pursuant to Incentive Award Plan (Note A)	8,065				59,000				59,000
Shares issued pursuant to Direct Stock Purchase Plan	483,515				4,205,000				4,205,000
New shares issued	3,450,000				28,622,000				28,622,000

Balance at December 31, 2001	12,012,559	$1,000	0	$0	$152,266,000	$41,932,000	$(8,000)	$(99,508,000)	$94,683,000
Net income for 2002						2,842,000			2,842,000
Cash common stock dividends declared and paid ($.92 per share) (Notes H and I)								(11,842,000)	(11,842,000)
Cash preferred stock dividends declared and paid ($1.21875 per share)								(410,000)	(410,000)
Shares issued pursuant to Directors’ Stock Ownership Plan (Note A)	14,000				130,000				130,000
Shares issued pursuant to Incentive Award Plan (Note A)	8,505				76,000				76,000
Shares issued pursuant to Direct Stock Purchase Plan	1,070,323				9,583,000				9,583,000
Proceeds from Preferred Stock Offering (Notes D and I)			336,040	1,000	7,722,000				7,723,000
Change in accumulated other comprehensive gain or (loss)							28,000		28,000
Purchase of Company’s Stock	(28,328)				(274,000)				(274,000)
Options exercised	2,000				17,000				17,000

Balance at December 31, 2002	13,079,059	$1,000	336,040	$1,000	$169,520,000	$44,774,000	$20,000	$(111,760,000)	$102,556,000
Net income for 2003						1,223,000			1,223,000
Cash common stock dividends declared and paid ($.92 per share) (Note H and I)								(12,038,000)	(12,038,000)
Cash preferred stock dividends declared and paid ($2.4375 per share)								(819,000)	(819,000)
Shares issued pursuant to
Directors’ Stock Ownership
Plan (Note F)	14,000				131,000				131,000
Shares issued pursuant to
Incentive Award Plan	7,331				72,000				72,000
Charges related to
Direct Stock Purchase Plan					(122,000)				(122,000)
Change in accumulated other
comprehensive gain or (loss)							(38,000)		(38,000)
Purchase of Company’s Stock	(36,500)				(334,000)				(334,000)
Options exercised	27,500				223,000				223,000

Balance at December 31, 2003	13,091,390	$1,000	336,040	$1,000	$169,490,000	$45,997,000	$(18,000)	$(124,617,000)	$90,854,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$1,223,000	$2,842,000	$2,203,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,978,000	11,524,000	11,409,000
Gain from sale of real estate	—	—	(506,000)
Decrease (increase) in accounts receivable and accrued revenue	90,000	606,000	(692,000)
Increase in prepaid expenses and other assets	(1,236,000)	(91,000)	(1,289,000)
Decrease in accounts payable and accrued expenses	(2,698,000)	(2,220,000)	(1,988,000)

Net Cash Provided by Operating Activities	9,357,000	12,661,000	9,137,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(37,649,000)	(14,536,000)	(6,312,000)
Net payments for purchase of Management Company	—	—	(1,560,000)
Proceeds from sale of real estate	—	—	5,825,000

Net Cash Used in Investing Activities	(37,649,000)	(14,536,000)	(2,047,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	(2,567,000)	(2,340,000)	(1,940,000)
Proceeds from mortgage notes payable	2,824,000	—	—
Net proceeds (payments) on notes payable to banks	41,560,000	8,811,000	(31,145,000)
Increase in mortgage escrow deposits and debt issuance costs	(721,000)	(74,000)	(26,000)
Cash distributions to common and preferred shareholders (Note H)	(12,857,000)	(12,252,000)	(7,601,000)
Cash redemption of debentures (Note D)	—	(33,811,000)	—
Net proceeds from issuance of new common shares	—	—	28,622,000
Proceeds from debenture offering (Notes D and J)	—	29,300,000	—
Proceeds from preferred stock offering (Notes D and J)	—	6,954,000	—
Debenture issuance costs (Note D)	—	(1,826,000)	—
Repurchase of common stock	(334,000)	(274,000)	—
Proceeds from issuance of shares of common stock pursuant to direct stock purchase, stock option, and stock award plans	304,000	9,807,000	4,332,000

Net Cash Provided by (Used In) Financing Activities	28,209,000	4,295,000	(7,758,000)

Net (decrease) increase in cash and cash equivalents	(83,000)	2,420,000	(668,000)
Cash and cash equivalents at beginning of period	3,648,000	1,228,000	1,896,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,565,000	$3,648,000	$1,228,000

Cash interest payments, net of capitalized interest	$12,439,000	$13,141,000	$15,247,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

NOTE A: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As of December 31, 2003, the Company’s real estate portfolio included interests in sixteen shopping centers and sixteen apartment communities, two of which are currently under construction. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority owned entities, a fee interest in thirty of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other sixteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the “Company”.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, as defined above. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s investment in a real estate partnership at December 31, 2003 and 2002 represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

Cash and Cash Equivalents. Cash equivalents represent investments that are highly liquid and have a maturity of three months or less at the time the investment is made.

Real Estate Investments. Real estate investments are recorded at cost. Depreciation of buildings and improvements is provided for by the straight-line method over the estimated useful lives of the assets, ranging from ten to forty years. Improvements and major replacements are capitalized and the replaced asset and accumulated depreciation are removed from the accounts. Tenant improvement costs are depreciated using the straight-line method over the term of the related leases. Maintenance and repairs are expensed in the period incurred.

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) which supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (Statement 121). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 was adopted by the Company effective January 1, 2002. Its adoption had no material impact on the Company’s consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121.

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

Business Combinations and Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. In accordance with Statement 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 was adopted by the Company effective January 1, 2002 and requires that the Company reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. No such impairment losses were recognized in 2003.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including customer relationships and acquired in place leases) and any assumed financing that is determined to be above or below market terms. The Company uses the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements. The aggregate value of other intangibles is measured based on the difference between the property valued with existing in place leases adjusted to market rental rates and the property valued as if vacant.

Deferred Charges. Debt issuance costs incurred in connection with issuance of the Company’s 9% Convertible Subordinated Debentures (the “Debentures”) and mortgage financings and refinancings are included in prepaid expense and other assets. The costs are being amortized over the term of the related obligations. Unamortized costs related to the Debentures are offset against shareholders’ equity upon conversion by debenture holders. Unamortized costs related to mortgage financings and refinancings are charged to expense upon prepayment of the obligation.

Costs incurred in connection with the execution of leases are included in prepaid expenses and other assets. The costs are amortized over the term of the respective lease. Unamortized costs are charged to expense upon termination of the lease prior to the expiration of the lease term.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) by March 31, 2004. The adoption of FIN 46R should have no material impact on the Company’s consolidated financial statements, as the Company does not have variable interest entities.

Rental Income. Rental income includes contractual rents and percentage rents as well as other contractual rental charges from shopping center properties as well as contractual rents from apartment properties. Minimum rents from shopping center leases are accounted for ratably over the term of the lease. Percentage rents are recognized based upon tenant sales that exceed specific levels or breakpoints.

On May 21, 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus decision on Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, which provides that recognition of contingent (percentage) rental income in interim periods must be deferred until the specified target (breakpoint) that triggers the percentage rental income is achieved. The SEC subsequently issued Staff Accounting Bulletin No. 101 on December 3, 1999, which affirmed Issue No. 98-9. The Company adopted Issue No. 98-9 in 1999 and has deferred the recognition of percentage rental income until the date that the tenants’ sales exceed the breakpoint set forth in the lease agreements.

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

A real estate investment trust (REIT) is required to distribute to shareholders at least 90% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 2003, the income tax basis, net of accumulated tax depreciation, of the Company’s real estate properties was approximately $308 million.

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

For the years ended December 31, 2003, 2002 and 2001, options to purchase 793,250 shares, 906,943 and 753,443 shares of common stock, respectively, were outstanding but excluded in the computation of diluted EPS because the options’ exercise prices were generally greater than the average market prices of common shares. The inclusion of in-the-money options had no effect on the calculation of diluted EPS. The Company’s outstanding debentures are also excluded from the computation for 2003, 2002 and 2001 due to their antidilutive effect. Accordingly, there is no effect on net income in the calculation of diluted EPS for the years ended December 31, 2003, 2002 or 2001.

Capital Stock. On June 25, 2001, Sizeler Property Investors, Inc., a Delaware corporation, reincorporated in the State of Maryland. Maryland General Corporate Law recognizes repurchased stock of a corporation as authorized but unissued stock rather than treasury stock. Accordingly, effective June 25, 2001, the par value of treasury stock was reclassed as a reduction of capital stock issued. The cost of treasury stock in excess of par value was charged to additional paid-in capital. This change in law as a result of the reincorporation had no effect on total stockholders’ equity. The Company has one class of common stock with 13,091,000 outstanding shares and 336,000 outstanding shares of Series B Cumulative Redeemable Preferred Stock as of December 31, 2003.

Stock Option Plans. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, Accounting for Stock-Based Compensation, to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for periods beginning after December 15, 2002. The transition options presented in Statement 148 had no impact on the Company. The disclosures required by Statement 148 are included below.

The Company applies APB Opinion No. 25 in accounting for its 1986 and 1996 Stock Option Plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the proforma grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the proforma amounts indicated below:

	As Reported			Proforma Results
	2003	2002	2001	2003	2002	2001
Net income available to common shareholder	$404,000	$2,295,000	$2,203,000	$354,000	$2,234,000	$2,158,000
Net income per common share	$0.03	$0.18	$0.27	$0.03	$0.17	$0.26

There were no options granted in 2003. For grants in 2002 and 2001 the fair value of each option grant is estimated on the date of grant using a Black-Scholes pricing model based on the following assumptions:

	2002	2001
Risk free interest rate	5.3%	5.4%
Expected life	10 years	10 years
Expected volatility	24.6%	20.1%
Expected dividend	9.6%	10.9%

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts, when available, could materially differ from these estimates.

Reclassifications. Certain reclassifications have been made in the 2002 and 2001 consolidated financial statements to conform with the 2003 financial statement presentation.

NOTE B: REAL ESTATE INVESTMENTS

Certain real estate with a book value of $140,228,000 at December 31, 2003 is pledged as collateral for notes payable described in Note D. In addition, certain notes are secured by collateral assignments of rents and leases on such real estate. Certain real estate is located on land subject to long-term leases expiring at dates through 2046.

In July 2003, the Company acquired Florida Shores Plaza Shopping Center, located in Edgewater, Florida. The center was purchased for approximately $4.4 million with the purchase price allocated $1.5 million to land and $2.9 million to buildings and improvements. Included in the purchase price was the assumption of a $2.8 million mortgage. The acquisition added approximately 80,000 s.f. of leasable area to the Company’s retail portfolio.

Construction is ongoing on the Company’s two new apartment communities: (1) the second phase of its Governors Gate Apartment community located in Pensacola, Florida; and, (2) Greenbrier Estates, which is located in proximity to the Company’s North Shore Square Mall, located in Slidell, Louisiana. At December 31, 2003, 188 of a total of 350 units were completed.

NOTE C: REAL ESTATE OPERATIONS

The Company’s principal business is investing in shopping centers and apartment communities, located in the southeastern United States. Tenants in the Company’s shopping centers include national, regional, and local retailers. Most of the Company’s shopping center leases provide for the payment of fixed contractual monthly rentals (minimum rents), and the contractual reimbursement of common area maintenance, utilities, taxes, and insurance expenses, and many of the Company’s retail leases also provide for payment of additional contractual rents based upon a percentage of retail sales in excess of stated breakpoints. The non-cancelable portions of such lease terms range from one to forty years. The Company’s apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents with high credit-quality financial institutions. With respect to accounts receivable and accrued revenue from tenants, the Company believes that such items do not represent significant concentrations of credit risk due to diversity in the Company’s tenant base and its geographical dispersion throughout the southern United States.

The Company’s shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancelable operating leases at December 31, 2003 are as follows:

Year	Amount
2004	$18,881,000
2005	16,516,000
2006	13,246,000
2007	10,073,000
2008	7,584,000
Thereafter	32,599,000

$98,899,000

The above amounts do not include rental income that is based on tenants’ sales or uses.

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

The operating revenues, operating expenses, net operating income, and real estate investments for each of the reportable segments are summarized below for the years ended December 31, 2003, 2002, and 2001.

	2003
	Retail	Apartments	Total
Operating revenue	$29,576,000	$23,304,000	$52,880,000
Operating expenses	(9,775,000)	(11,158,000)	(20,933,000)

Net operating income	19,801,000	12,146,000	31,947,000
Administrative expenses			(6,376,000)
Depreciation			(11,978,000)

Income from operations			13,593,000
Interest expense			(12,459,000)

			1,134,000
Equity in income of partnership			89,000

Net income			$1,223,000

	2002
	Retail	Apartments	Total
Operating revenue	$28,686,000	$23,996,000	$52,682,000
Operating expenses	(9,382,000)	(10,157,000)	(19,539,000)

Net operating income	19,304,000	13,839,000	33,143,000
Administrative expenses			(5,505,000)
Depreciation			(11,524,000)

Income from operations			16,114,000
Interest expense			(13,377,000)

			2,737,000
Equity in income of partnership			105,000

Net income			$2,842,000

	2001
	Retail	Apartments	Total
Operating revenue	$28,480,000	$23,978,000	$52,458,000
Operating expenses	(10,195,000)	(9,569,000)	(19,764,000)

Net operating income	18,285,000	14,409,000	32,694,000
Administrative expenses			(4,446,000)
Depreciation			(11,409,000)

Income from operations			16,839,000
Interest expense			(15,240,000)

			1,599,000
Equity in income of partnership			98,000

Net income before gain on sale of real estate			$1,697,000

	2003	2002	2001
Gross real estate investments:
Retail	$227,562,000	$218,840,000	$211,071,000
Apartments	176,669,000	147,107,000	139,213,000
Less: accumulated depreciation	(108,594,000)	(97,322,000)	(86,627,000)

	$295,637,000	$268,625,000	$263,657,000

The Company’s retail segment had capital expenditures including property acquisitions, of approximately $8,722,000 in 2003, $7,769,000 in 2002 and $3,985,000 in 2001. The apartment segment had capital expenditures, including new development activities, of approximately $29,562,000 in 2003, $7,894,000 in 2002 and $2,343,000 in 2001.

NOTE D: NOTES PAYABLE AND OTHER LONG-TERM LIABILITIES

The weighted average interest rate on mortgage debt at December 31, 2003 and 2002 was 7.38%. The Company’s mortgage notes payable at December 31, 2003 and 2002, are as follows:

Principal Maturity	Interest Rate	Secured by Land Buildings, and Improvements with Book Value on December 31, 2003	Balance Outstanding at December 31,
			2003	2002
May 1, 2008	7.17%	$4,177,000	$3,970,000	$4,025,000
June 1, 2008	7.07%	9,278,000	9,386,000	9,520,000
October 1, 2009	7.50%	4,547,000	2,782,000	—
May 1, 2008	7.38%	4,446,000	5,456,000	5,526,000
May 1, 2010	7.94%	12,252,000	10,432,000	10,530,000
May 1, 2008	7.22%	12,909,000	9,947,000	10,083,000
May 1, 2008	7.20%	4,511,000	4,040,000	4,096,000
May 1, 2008	7.18%	20,172,000	15,023,000	15,231,000
May 1, 2008	6.95%	23,361,000	16,257,000	16,500,000
January 1, 2011	7.42%	2,221,000	3,892,000	3,931,000
January 1, 2013	8.05%	30,503,000	16,901,000	18,131,000
September 30, 2011	7.16%	3,616,000	2,671,000	2,814,000
May 1, 2008	7.32%	3,779,000	4,251,000	4,307,000
May 1, 2008	7.19%	4,456,000	4,132,000	4,189,000

		$140,228,000	$109,140,000	$108,883,000

Future principal payments on the Company’s mortgage notes payable at December 31, 2003 for each of the subsequent five years are as follows:

Year	Amount
2004	$2,808,000
2005	3,033,000
2006	3,274,000
2007	3,529,000
2008	55,570,000

$68,214,000

The Company has commitments for lines of credit from several commercial banks totalling $60 million, of which approximately $9.9 million was available at December 31, 2003. The weighted average interest rate on these bank lines was 2.8% and 4.1% for the years ended December 31, 2003 and 2002, respectively. The terms of the agreements for each of the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of a material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of financial ratios:

•	Minimum net worth

•	Debt to equity

•	Dividends to funds from operations

•	Unencumbered assets to committed bank lines

•	Interest coverage

•	Net operating income from unencumbered assets to the funded portion of committed bank lines

•	Funds from operations from unencumbered assets to interest expense on funded unsecured debt

On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, to exchange into $27,299,000 of the Company’s 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company’s 9.75% Series B cumulative redeemable preferred stock (at $25 per share). On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). After completion of the exchange and cash offerings, the entire $61,878,000 principal amount of the Old Debentures had been retired. The Company now has outstanding $56,599,000 principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 336,040 shares of its 9.75% cumulative redeemable preferred stock. The preferred stock may be redeemed solely at the Company’s option following the fifth anniversary of the issuance date at the liquidation price of $25 per share plus accrued and unpaid dividends. As a result of the transaction, the Company recognized a loss of $155,000 related to the write-off of the Old Debentures’ unamortized issuance costs.

The Company can redeem its 9.0% convertible subordinated debentures after July 15, 2005 for 100% of the principal plus accrued interest. Additionally, the debentures are convertible into the Company’s common stock at any time prior to maturity at $11.00 per share. During the year ended December 31, 2003, there were no conversions of the Company’s 9.0% convertible subordinated debentures.

NOTE E: SHAREHOLDERS’ EQUITY

In the second quarter of 2002, the Company issued 336,040 shares of 9.75% cumulative redeemable preferred stock. As described in Note D, 30,720 shares were issued in exchange for the Company’s Old Debentures and the remaining 305,320 were issued for cash. The net proceeds of $7.0 million were used to retire the Old Debentures and for general corporate purposes.

NOTE F: STOCK OPTION AND OWNERSHIP PLANS

On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, “10-year” options may be granted to key employees, and are annually granted to non-employee directors at the average of the high and low sales price for a share of the Company’s common stock on the New York Stock Exchange on the date of grant. A total of 600,000 shares of common stock of the Company are available for grant, of which a maximum of 125,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date. No options will be granted under the 1996 Plan after February 1, 2006. On May 10, 2002, shareholders voted to amend the Plan, increasing the total of options available for grant to 1,800,000 and increasing the maximum of options available to non-employee directors to 500,000. At December 31, 2003, there were a total of 677,500 options granted, of which 595,750 options granted were exercisable under the 1996 plan.

On May 9, 2003 shareholders voted to amend the Plan, renaming it the “Sizeler Property Investors, Inc. 1996 Stock Option and Incentive Plan”. The amendment extended the term of the 1996 Plan, which would have originally expired on February 1, 2006, to December 31, 2013 and provides for grants to employees of restricted stock, deferred stock, performance shares, stock bonuses, and shares in place of cash compensation. During any calendar year the maximum number of shares with respect to which option awards may be granted to any one employee may not exceed 50,000 shares. The maximum number of shares with respect to which awards of restricted stock, performance shares, deferred stock, stock bonuses and shares in place of cash compensation may be granted to any one employee in any calendar year is 25,000 shares. No options or shares were issued from this plan in 2003.

The Company had a 1986 Stock Option Plan (the “1986 Plan”) which terminated in October 1996. Under the 1986 Plan, 10-year options were granted to key employees and were annually granted to non-employee directors at the average of the high and low sales price for a share of the Company’s common stock on the New York Stock Exchange on the date of grant. At December 31, 2003, there were a remaining total of 143,250 shares of common stock reserved for issuance upon exercise of options granted under the 1986 Plan. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date.

The following is a summary of the Company’s 1996 and 1986 Plans combined for the years ended December 31, 2003, 2002, and 2001:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	906,943	$9.53	753,443	$9.52	642,443	$9.71
Granted	—	—	158,500	9.58	130,000	8.47
Exercised	(27,500)	8.13	(2,000)	8.56	—	—
Expired	(86,193)	12.19	(3,000)	11.50	(19,000)	8.75

Outstanding at end of year	793,250	$9.28	906,943	$9.53	753,443	$9.52

Options exercisable	739,000	$9.26	733,443	$9.59	603,443	$9.82

No new options were granted in 2003. Based on the Black-Scholes pricing model, the weighted-average fair value of options on the date of grant, which were granted in 2002 and 2001 were $0.62 and $0.25.

The following table summarizes information about the Company’s stock option plans outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$8.00 - 8.63	381,250	5.3 yrs.	$8.35	381,250	$8.35
$8.64 - 9.59	197,500	7.3 yrs.	9.40	143,250	9.34
$9.60 - 13.56	214,500	3.0 yrs.	10.83	214,500	10.83

	793,250	5.2 yrs.	$9.28	739,000	$9.26

The 1994 Directors’ Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, are entitled to receive an annual director’s fee of 750 shares. The number of shares entitled was amended to 1,000 shares effective January 1, 1996, amended to 1,500 shares effective January 1, 1997 and amended to 2,000 shares effective May 10, 2002. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. Under this Plan, there were 14,000 shares issued in 2003, 14,000 shares issued in 2002 and 9,000 shares issued in 2001.

The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the Company’s achievement of planned growth in funds from operations per share. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company incurred compensation costs totaling $150,000 in 2003, $145,000 in 2002 and $154,500 in 2001.

NOTE G: RELATED PARTY TRANSACTIONS

The Company paid $14,000 in both 2003 and 2002 and $17,000 in 2001, for engineering consulting fees to a majority-owned subsidiary of Sizeler Realty. During 2003, the Company received management fees and commissions of approximately $294,000 from various entities in which Mr. Lassen and or his spouse has an interest.

The Company leases approximately 14,000 s.f. at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $111,000 in 2003 and 2002, and $105,000 in 2001. The term of the lease expires January 31, 2007 and the lease provides for one remaining five-year renewal option.

The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease with Westland Shopping Center LLC (the “LLC”), expiring on December 31, 2046. The LLC is owned by the wife of Mr. Lassen and her brother. The Company contractually paid ground rent of $63,000 in 2003, $65,000 in 2002 and $61,000 in 2001.

In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center (“Southwood”) from Sizeler Realty (LaPalco), Inc. (“LaPalco”), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease expiring on March 31, 2031 from an entity in which Mr. Lassen’s wife, her brother and her brother’s wife own the total interests. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. Ground rent in the amount of $10,000 was paid under the lease agreement in 2003. Ground rent of $27,000 was paid in 2002, while no ground rent was paid in 2001. LaPalco is the primary obligor on a mortgage note payable, guaranteed by Sizeler Realty, which LaPalco is solely obligated to pay out of its partnership distributions or other sources. At December 31, 2003, the balance of the mortgage note payable was $876,000. Although the Company is not an obligor on the mortgage note payable, the partnership’s interest in Southwood is subordinated to the mortgage encumbering the property.

Mr. Lassen is a director and Vice Chairman of Hibernia National Bank (“Hibernia”) and Hibernia Corporation. At December 31, 2003, $15,000,000 of the Company’s $60,000,000 of bank lines of credit was provided by Hibernia. The Company had borrowings under this line totaling $11,633,000 at December 31, 2003. The Company had borrowings under a line of credit from Hibernia totaling $100,000 at December 31, 2002.

NOTE H: DIVIDEND DISTRIBUTION

The quarterly common stock dividends paid in 2003, 2002, and 2001 for federal income tax purposes were as follows:

	2003		2002		2001
	Total	Per Share	Total	Per Share	Total	Per Share
Ordinary Income	$1,439,326	$0.11	$3,990,000	$0.31	$4,914,000	$0.54
Return of Capital	10,598,674	0.81	7,852,000	0.61	2,181,000	0.30
Capital Gain	—	—	—	—	506,000	0.08

Total	$12,038,000	$0.92	$11,842,000	$0.92	$7,601,000	$0.92

The Company paid $819,000 in preferred dividends on its Series B Cumulative Redeemable Preferred Stock in 2003, all of which were classified as ordinary income for federal income tax purposes.

NOTE I: SUBSEQUENT EVENTS

On February 16, 2004, the Company paid a $.609375 per share dividend on its 9.75% Series B Cumulative Redeemable Preferred Stock, payable to shareholders of record on January 30, 2004.

On March 5, 2004, the Company paid a $.23 per share quarterly dividend to shareholders of record as of February 27, 2004.

In January 2004, the Company received delivery on the final building of its Governors Gate II apartment community, completing the project. The Governors Gate II apartment community located in Pensacola, Florida has 204 units.

On March 9, 2004 the Company, through a wholly-owned subsidiary, agreed to purchase all of the outstanding shares of Siz-Investors, Inc. and certain minority entities (“Siz-Investors, Inc.”), which is owned by Sizeler Realty Co., Inc. This purchase is represented by a put to the wholly-owned subsidiary of the Company. The total purchase price of the transaction is $431,559 in cash which represents all of the invested cash capital paid into Siz-Investors, Inc. by Sizeler Realty Co., Inc. and which was subsequently invested in various partnerships. Siz-Investors, Inc., as the general partner, owns a 1% interest in all of the perpetual partnerships (in which the Company owns the remaining 99% interest) which own all of the Company’s real properties in Louisiana- other than Southwood Shopping Center- and one real property in Florida. Upon exercise of the put, Siz-Investors, Inc. will continue to exercise its duties as general partner of the various partnerships. The put will expire on December 31, 2004.

NOTE J: CASH FLOWS

In the second quarter of 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009, and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). Gross cash proceeds of these offerings were $36,933,000. These proceeds after payment of issuance costs were used to retire the Company’s 8.0% convertible subordinated debentures due July 15, 2003 and for general corporate purposes.

In December 2001, the Company raised approximately $29 million of new equity from the public offering of new common stock. These proceeds were used to reduce floating rate bank debt, which decreased from $35.7 million at year-end 2000 to $2.4 million at year-end 2001.

The Company capitalized $1.7 million in interest costs in 2003, $490,000 in 2002 and $307,000 in 2001.

NOTE K: COMMITMENTS AND CONTINGENCIES

The Company’s officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $113,000, $121,000 and $130,000 in 2003, 2002, and 2001, respectively.

The Company, from time to time, may be subject to litigation arising from the ordinary course of its business. Management, based on advice of external counsel, does not believe that any existing litigation involving the Company will materially affect its financial condition or future results of operations.

NOTE L: SHAREHOLDER RIGHTS PLAN

On August 6, 1998, the Company’s Board of Directors adopted a replacement shareholder rights plan (“Plan”) to supersede a shareholder rights plan which had been in effect since 1989. Simultaneously, the board declared a dividend distribution of one purchase right (“Right”) for each share of the Company’s Common Stock outstanding at the close of business August 27, 1998, or subsequently issued. Each Right entitles the holder to purchase 1/1,000 of a share of a new Series A Preferred Stock of the Company (“Preferred Stock”).

The Rights become exercisable upon the earlier of (i) the date of the Company’s public announcement that a person or affiliated group has acquired, or obtained the right to, beneficial ownership of 15% or more of the Company’s Common Stock; (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group owning 30% or more of the Company’s Common Stock; or (iii) ten business days after the Company’s Board of Directors determines that a person or affiliated group has become the beneficial owner of at least 10% of the Company’s Common Stock and that ownership (a) is intended to cause pressure on the Company to take action or enter into a transaction or transactions intended to provide such persons with short-term financial gain under circumstances where the best long-term interests of the Company and its shareholders would not be served, or (b) is causing or is reasonably likely to cause a material adverse impact on the business or prospects of the Company (including but not limited to jeopardizing the Company’s status as a real estate investment trust, impairing relationships with the Company’s tenants, customers, lenders, providers of financial and other services, or regulators or impairing the Company’s ability to maintain its competitive position).

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

The carrying amounts of cash and cash equivalents, accounts receivable and accrued revenue, accounts payable, accrued expenses and deposits approximate fair value because of the short maturity of these items. The carrying amounts of notes payable outstanding under the Company’s lines of credit with commercial banks approximate fair value because the interest rates on these instruments change with market interest rates.

The carrying values and respective fair market values of the Company’s mortgage notes payable and 9% convertible subordinated debentures are presented below. The estimated fair values of the mortgage notes were calculated as the net present value of the total payments through the loan term discounted using rates available to the Company for issuance of similar debt with similar terms at year-end 2003. The estimated fair values of the convertible subordinated debentures were calculated using year-end market quotes obtained from the New York Stock Exchange.

	Carrying Value	Estimated Fair Market Value
Mortgage notes payable
2003	$109,140,000	$117,377,000
2002	108,883,000	119,614,000
Convertible subordinated debentures
2003	$56,599,000	$60,844,000
2002	56,599,000	57,731,000

NOTE N: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized (unaudited) quarterly financial data for the years ended 2003 and 2002 are as follows (in thousands, except per share data):

	Three months ended 2003
	March 31	June 30	September 30	December 31
Revenues	$13,158	$12,725	$13,276	$13,721
Income from operations	$3,414	$3,242	$3,249	$3,688
Net income	$297	$299	$174	$453
Net income available to common shareholders	$93	$94	$(31)	$248
Net income per common share	$0.00	$0.01	$0.00	$0.02
Shares outstanding	13,084	13,085	13,086	13,089

	Three months ended 2002
	March 31	June 30	September 30	December 31
Revenues	$13,101	$13,108	$13,108	$13,365
Income from operations	$4,463	$3,920	$3,933	$3,798
Net income	$1,191	$401	$747	$503
Net income available to common shareholders	$1,191	$264	$542	$298
Net income per common share	$0.10	$0.02	$0.04	$0.02
Shares outstanding	12,236	12,990	13,091	13,090

SCHEDULE II

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002, and 2001

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at Beginning of Period	Additions Charged to Operations	Deductions	Balance at End of Period
Year ended December 31, 2003
Allowance for doubtful accounts	$116,000	$46,000	$100,000	$62,000

Year ended December 31, 2002
Allowance for doubtful accounts	$165,000	$79,000	$128,000	$116,000

Year ended December 31, 2001
Allowance for doubtful accounts	$331,000	$144,000	$310,000	$165,000

SCHEDULE III

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
Description	Encumbrance	Land	Buildings & Improvements	Net Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Regional enclosed malls:
Southland Mall	$—	$2,408,000	$28,289,000	$14,567,000	$2,485,000	$42,779,000	$45,264,000	$18,321,000	1970, 1981, 1994, 2003	1986	10-40 yrs
Hammond Square	—	2,574,000	23,664,000	4,829,000	3,996,000	27,071,000	31,067,000	12,441,000	1978, 1992, 1995	1987	10-40 yrs
North Shore Square Mall	16,901,000	4,000,000	30,150,000	7,967,000	4,109,000	38,008,000	42,117,000	11,614,000	1986, 1995, 2001, 2003	1994	10-40 yrs

	16,901,000	8,982,000	82,103,000	27,363,000	10,590,000	107,858,000	118,448,000	42,376,000

Retail shopping centers:
Lantana Plaza	—	7,923,000	14,107,000	3,463,000	8,369,000	17,124,000	25,493,000	4,599,000	1992, 1999	1993	10-40 yrs
Westward	—	5,938,000	13,506,000	4,422,000	5,962,000	17,904,000	23,866,000	5,820,000	1961, 1990, 1995, 2003	1992	10-40 yrs
Westgate	—	1,809,000	2,162,000	2,115,000	1,774,000	4,312,000	6,086,000	1,750,000	1964, 1987, 2001	1987	10-40 yrs
Town and Country	—	860,000	3,194,000	8,573,000	1,502,000	11,125,000	12,627,000	1,434,000	1989, 2000, 2001, 2002	1993	10-40 yrs
Rainbow Square	2,671,000	970,000	4,443,000	1,656,000	984,000	6,085,000	7,069,000	2,077,000	1986, 2003	1988	10-40 yrs
Westland (e)	—	—	3,068,000	2,303,000	—	5,371,000	5,371,000	2,525,000	1966, 1990, 1999	1987	10-40 yrs
Weeki Wachee	—	2,185,000	4,179,000	1,157,000	2,149,000	5,372,000	7,521,000	2,020,000	1987, 2000, 2002	1988	10-40 yrs
Florida Shores Plaza	2,782,000	1,507,000	2,893,000	192,000	1,507,000	3,085,000	4,592,000	45,000	1983	2003	10-40 yrs
Gonzales Plaza	—	713,000	4,381,000	1,180,000	721,000	5,553,000	6,274,000	1,911,000	1989, 2001, 2003	1991	10-40 yrs
Airline Park	—	977,000	1,037,000	1,378,000	977,000	2,415,000	3,392,000	763,000	1973, 1986, 2003	1987	10-40 yrs
Azalea Gardens	—	574,000	806,000	773,000	574,000	1,579,000	2,153,000	635,000	1950, 1986, 2003	1987	10-40 yrs
Colonial	—	554,000	555,000	824,000	559,000	1,374,000	1,933,000	728,000	1967, 1987, 1999	1987	10-40 yrs

	5,453,000	24,010,000	54,331,000	28,036,000	25,078,000	81,299,000	106,377,000	24,307,000

Apartments:
Lafayette Square	15,023,000	2,632,000	14,282,000	12,482,000	2,471,000	26,925,000	29,396,000	9,224,000	1972, 1995, 1999, 2003	1993	10-40 yrs
Lakeview Club	16,257,000	4,400,000	23,200,000	2,887,000	4,500,000	25,987,000	30,487,000	7,125,000	1992	1994	10-40 yrs
Hamptons at Pine Bend	6,963,000	1,305,000	6,616,000	4,422,000	1,162,000	11,181,000	12,343,000	4,241,000	1977, 1995, 2003	1993	10-40 yrs
Garden Lane	5,456,000	500,000	3,117,000	3,122,000	500,000	6,239,000	6,739,000	2,293,000	1966, 1971, 1999	1992	10-40 yrs
Bryn Mawr	9,386,000	1,575,000	9,020,000	1,901,000	1,654,000	10,842,000	12,496,000	3,217,000	1991, 1999	1993	10-40 yrs
Governors Gate	10,432,000	499,000	—	14,473,000	499,000	14,473,000	14,972,000	2,719,000	1999	1998	10-40 yrs
Bel Air	3,970,000	500,000	3,674,000	2,002,000	500,000	5,676,000	6,176,000	2,000,000	1968, 1974, 2003	1992	10-40 yrs
Steeplechase	4,251,000	594,000	3,328,000	1,645,000	594,000	4,973,000	5,567,000	1,789,000	1982	1992	10-40 yrs
Woodcliff	4,132,000	695,000	4,047,000	1,864,000	695,000	5,911,000	6,606,000	2,149,000	1977, 1999, 2003	1993	10-40 yrs
Jamestown	4,040,000	712,000	4,035,000	1,438,000	712,000	5,473,000	6,185,000	1,674,000	1971 – 1972	1995	10-40 yrs
Governors Gate II	—	1,149,000	—	14,358,000	1,149,000	14,358,000	15,507,000	88,000	2003		10-40 yrs
Pine Bend	2,984,000	450,000	3,029,000	3,011,000	452,000	6,038,000	6,490,000	1,682,000	1979, 2003	1992	10-40 yrs
Magnolia Place	3,892,000	175,000	2,050,000	1,221,000	175,000	3,271,000	3,446,000	1,224,000	1984	1991	10-40 yrs
Georgian	—	839,000	2,420,000	2,754,000	839,000	5,174,000	6,013,000	1,830,000	1951, 1980, 1993	1992	10-40 yrs
Colonial Manor	—	212,000	771,000	552,000	212,000	1,323,000	1,535,000	636,000	1967, 1994	1987	10-40 yrs
Greenbrier	—	650,000	—	10,770,000	650,000	10,770,000	11,420,000	20,000	2003		10-40 yrs

	86,786,000	16,887,000	79,589,000	78,902,000	16,764,000	158,614,000	175,378,000	41,911,000
Undeveloped Land	—	2,736,000	57,000	429,000	3,221,000	1,000	3,222,000	—

TOTAL	$109,140,000	$52,615,000	$216,080,000	$134,730,000	$55,653,000	$347,772,000	$403,425,000	$108,594,000

Note: This schedule does not include the Company’s 50% interest in a real estate partnership.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

Note (a)	Changes in real estate owned were as follows:

	2003	2002	2001
Balance at beginning of year	$365,112,000	$349,437,000	$348,759,000
Additions during year:
Investments in land	395,000	892,000	1,730,000
Improvements	32,218,000	14,783,000	4,667,000
Acquisitions	5,700,000	—	—
Deductions during period:
Sale of properties	—	—	(5,719,000)

Balance at end of year	$403,425,000	$365,112,000	$349,437,000

Note (b)	Changes in accumulated depreciation of real estate assets owned were as follows:

	2003	2002	2001
Balance at beginning of year	$97,322,000	$86,627,000	$76,727,000
Additions during year:
Depreciation on real estate assets	11,272,000	10,695,000	10,561,000
Deductions during period:
Sale of properties	—	—	(661,000)

Balance at end of year	$108,594,000	$97,322,000	$86,627,000

Note (c)	The income tax basis of real estate, net of accumulated tax depreciation, was approximately $308 million at December 31, 2003.

Note (d)	Depreciation is provided by the straight-line method over the estimated useful lives, which are as follows:

Buildings and improvements	10 –40 years
Parking lots	20 years
Tenant improvements	Lease term

Note (e)	The Company holds its interest in the Westland Shopping Center under a long-term ground lease.

FORM 10-K EXHIBITS

3.1	Articles of Incorporation	Incorporated by Reference (16)
3.2	By-Laws, as amended	Incorporated by Reference (17)
3.3	Articles supplementary creating the Registrant’s 9.75% Series B Cumulative Redeemable Preferred Stock	Incorporated by Reference (18)
4.1	Form of Certificate for Common Stock, $.01 par value	Incorporated by Reference (3)
4.2	Indenture for the Registrant’s 9% Convertible Subordinated Debentures, due 2009	Incorporated by Reference (18)
4.3	Debenture for the Registrant’s 9% Convertible Subordinated Debentures due 2009	Incorporated by Reference (18)
10.1A	Management Agreement	Incorporated by Reference (1)
10.1B	Amendment No. 1 to Management Agreement	Incorporated by Reference (3)
10.1C	Amendment No. 2 to Management Agreement	Incorporated by Reference (4)
10.1D	Amendment No. 3 to Management Agreement	Incorporated by Reference (8)
10.1E	Amendment No. 5 to Management Agreement	Incorporated by Reference (10)
10.1F	Amendment No. 4 to Management Agreement	Incorporated by Reference (14)
10.1G	Amendment No. 6 to Management Agreement	Incorporated by Reference (14)
10.1H	Amendment No. 7 to Management Agreement	Incorporated by Reference (14)
10.2	Form of Indemnification Agreement (which the Company has entered into with each officer and director)	Incorporated by Reference (1)
10.3	Form of Right of First Refusal which has been entered into by the Company and each of Sidney W. Lassen and Sizeler Realty Co., Inc.	Incorporated by Reference (2)
10.4	The Company’s 1986 Stock Option Plan, as amended through January 25, 1991*	Incorporated by Reference (8)
10.5	Form of Deferred Compensation Agreement (the Company has such an agreement with Sidney W. Lassen)*	Incorporated by Reference (9)
10.6	The Company’s 1989 Directors Stock Option Plan*	Incorporated by Reference (5)
10.7	Sizeler Property Investors, Inc. Incentive Award Plan*	Incorporated by Reference (12)
10.8	First Amendment to the Sizeler Property Investors, Inc. Incentive Award Plan*	Incorporated by Reference (12)
10.9	Sizeler Property Investors, Inc. 1994 Directors’ Stock Ownership Plan, as amended*	Incorporated by Reference (20)
10.10	Agreement, as stated, between the Company and Sidney W. Lassen*	Incorporated by Reference (19)
10.11	Agreement, as stated, between the Company and Thomas A. Masilla, Jr.* (The Company also has a Compensation Plan Agreement with James W. Brodie, which is identical to Mr. Masilla’s Agreement)	Incorporated by Reference (19)
10.12

Non-Elective Deferred Compensation Agreement between Company and Thomas A. Masilla, Jr.
(The Company also has Non-Elective Deferred Compensation Agreements with Sidney W. Lassen, James W. Brodie and Charles E. Miller Jr., which are identical to Mr. Masilla’s Agreement).*

Incorporated by Reference (13)
10.13	The Company’s 1996 Stock Option and Incentive Plan, as amended*	Incorporated by Reference (21)
19.1	Shareholder Rights Agreement dated as of August 6, 1998	Incorporated by Reference (6)
19.2	Amendment No. 1 to Shareholder Rights Agreement	Incorporated by Reference (15)
21	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Certification of Sidney W. Lassen, Chief Executive Officer	Filed herewith
31.2	Certification of Charles E. Miller, Jr., Chief Financial Officer	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Sidney W. Lassen	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
	2002 - Charles E. Miller, Jr.	Filed herewith

(1)	Incorporated by reference to the exhibits filed on November 5, 1986, with the Company’s original registration statement on Form S-11 (No. 33-9973).

(2)	Incorporated by reference to the exhibits filed on November 24, 1986, with Amendment No. 1 to the Company’s registration statement on Form S-11.

(3)	Incorporated by reference to the exhibits filed on January 14, 1987, with Amendment No. 3 to the Company’s registration statement on Form S-11.

(4)	Incorporated by reference to the exhibits filed on February 6, 1987, with Post-Effective Amendment No. 1 to the Company’s registration statement on Form S-11.

(5)	Incorporated by reference to the Exhibit A to the Company’s Proxy Statement, dated March 23, 1989.

(6)	Incorporated by reference to the exhibit to the Company’s Form 8-A, filed on August 26, 1998.

(7)	Incorporated by reference to the Exhibit A to the Company’s Proxy Statement, dated April 5, 1991.

(8)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1990.

(9)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1991.

(10)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1992.

(11)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K dated May 26, 1993.

(12)	Incorporated by reference to the exhibits filed on March 7, 1994, with the Company’s registration statement on Form S-3 (No. 33-76134).

(13)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(14)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(15)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1998.

(16)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K dated June 26, 2001.

(17)	Incorporated by reference to the exhibits filed on October 25, 2001 with the Company’s Registration Statement on Form S-4 (No. 333-72208).

(18)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K filed on May 8, 2002.

(19)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001.

(20)	Incorporated by reference to the exhibits to the Company’s definitive proxy material for its 2002 Annual Meeting of Stockholders.

(21)	Incorporated by reference to the exhibits to the Company’s definitive proxy material for its 2003 Annual Meeting of Stockholders.

*	Management compensation plan agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.

By:	/s/ CHARLES E. MILLER, JR.

Charles E. Miller, Jr. Chief Financial Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ SIDNEY W. LASSEN Sidney W. Lassen	Chairman of the Board (Chief Executive Officer)	March 12, 2004

By:	/s/ THOMAS A. MASILLA, JR. Thomas A. Masilla, Jr.	Vice-Chairman of the Board and President (Principal Operating Officer)	March 12, 2004

By:	/s/ CHARLES E. MILLER, JR. Charles E. Miller, Jr.	Chief Financial Officer (Principal Financial Officer)	March 12, 2004

By:	/s/ J. TERRELL BROWN J. Terrell Brown	Director	March 12, 2004

By:	/s/ JAMES R. PELTIER James R. Peltier	Director	March 12, 2004

By:	/s/ HAROLD B. JUDELL Harold B. Judell	Director	March 12, 2004

By:	/s/ JAMES W. MCFARLAND James W. McFarland	Director	March 12, 2004

By:	/s/ RICHARD L. PEARLSTONE Richard L. Pearlstone	Director	March 12, 2004

By:	/s/ THEODORE H. STRAUSS Theodore H. Strauss	Director	March 12, 2004

By:	/s/ WILLIAM G. BYRNES William G. Byrnes	Director	March 12, 2004