Form 10-Q
period 2004-03-31
SIZELER PROPERTY INVESTORS INC
filed 2004-05-10
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

13,203,002 shares of Common Stock ($.0001 Par Value) were outstanding as of April 29, 2004.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31 2004	December 31 2003
	(Unaudited)	(Audited)
ASSETS
Real estate investments (Notes A and C):
Land	$55,773,000	$55,653,000
Buildings and improvements, net of accumulated depreciation of $111,742,000 in 2004 and $108,594,000 in 2003	229,947,000	221,111,000
Construction in progress	14,492,000	18,067,000
Investment in real estate partnership	925,000	806,000

	301,137,000	295,637,000
Cash and cash equivalents	3,597,000	3,565,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $168,000 in 2004 and $62,000 in 2003	2,728,000	2,697,000
Prepaid expenses and other assets	12,984,000	13,999,000

Total Assets	$320,446,000	$315,898,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$108,456,000	$109,140,000
Notes payable	55,520,000	50,100,000
Accounts payable and accrued expenses	10,985,000	8,251,000
Tenant deposits and advance rents	977,000	954,000

	175,938,000	168,445,000
Convertible subordinated debentures	56,599,000	56,599,000

Total Liabilities	232,537,000	225,044,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2004 and 2003	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding 13,154,000 in 2004 and 13,091,000 in 2003	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	170,086,000	169,490,000
Accumulated other comprehensive loss	(1,000)	(18,000)
Cumulative net income	45,664,000	45,997,000
Cumulative distributions paid	(127,842,000)	(124,617,000)

Total Shareholders’ Equity	87,909,000	90,854,000

Total Liabilities and Shareholders’ Equity	$320,446,000	$315,898,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Quarter Ended March 31
	2004	2003
OPERATING REVENUES (Note A)
Contractual rental income and charges	$13,006,000	$12,606,000
Other income	732,000	552,000

Total Operating Revenues	13,738,000	13,158,000

OPERATING EXPENSES
Utilities	615,000	543,000
Real estate taxes	1,149,000	1,045,000
Administrative expenses	1,974,000	1,800,000
Operations and maintenance	2,242,000	2,046,000
Other operating expenses	1,459,000	1,425,000
Depreciation and amortization	3,333,000	2,885,000

Total Operating Expenses	10,772,000	9,744,000

INCOME FROM OPERATIONS	2,966,000	3,414,000

Interest expense	3,448,000	3,131,000

NET (LOSS) INCOME BEFORE EQUITY IN INCOME OF PARTNERSHIP	(482,000)	283,000

Equity in income of partnership	149,000	14,000

NET (LOSS) INCOME	$(333,000)	$297,000

NET (LOSS) INCOME ALLOCATION:
Allocable to preferred shareholders	205,000	205,000
Allocable to common shareholders	(538,000)	92,000

NET (LOSS) INCOME	$(333,000)	$297,000

Net (loss) income per common share—basic and diluted	$(0.04)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,131,000	13,084,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31
	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	$(333,000)	$297,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,333,000	2,885,000
(Increase) decrease in accounts receivable and accrued revenue	(31,000)	508,000
Decrease (increase) in prepaid expenses and other assets	193,000	(50,000)
Increase (decrease) in accounts payable and accrued expenses	627,000	(2,969,000)

Net Cash Provided by Operating Activities	3,789,000	671,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(8,529,000)	(8,235,000)

Net Cash Used in Investing Activities	(8,529,000)	(8,235,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	(684,000)	(621,000)
Net proceeds from notes payable to banks	7,527,000	11,413,000
Decrease (increase) in mortgage escrow deposits	558,000	(201,000)
Cash dividends to shareholders	(3,225,000)	(3,212,000)
Purchase of company stock	—	(309,000)
Proceeds from issuance of shares of common stock pursuant to direct stock purchase, stock option, and stock award plans	596,000	211,000

Net Cash Provided by Financing Activities	4,772,000	7,281,000

Net increase (decrease) in cash and cash equivalents	32,000	(283,000)

Cash and cash equivalents at beginning of year	3,565,000	3,648,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,597,000	$3,365,000

Cash interest payments, net of capitalized interest	$4,678,000	$4,356,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

NOTE A – BASIS OF PRESENTATION

As of March 31, 2004, the Company’s real estate portfolio included interests in sixteen shopping centers and sixteen apartment communities. Two of the apartment communities are currently under construction. The Company holds, directly or indirectly through both wholly-owned subsidiaries and majority-owned entities, a fee interest in thirty of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Sixteen properties are held through partnerships and limited partnerships whereby the majority owner is a wholly-owned subsidiary of Sizeler Property Investors, Inc. The minority interests in these entities are held by third party corporations who have contributed capital for their respective interests. The other sixteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries and majority-owned partnerships and limited partnerships, are referred to collectively as the “Company”.

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

Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B – RECLASSIFICATIONS

Certain reclassifications have been made in the 2003 consolidated financial statements to conform with the 2004 consolidated financial statement presentation.

NOTE C – REAL ESTATE INVESTMENTS

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in place leases) and any assumed financing that is determined to be above or below market terms. The Company uses the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements. The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.

In April 2002, the Company executed a construction contract for approximately $12.0 million for the construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida. This project was completed in February 2004 adding 204 new units to the existing portfolio. In August 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community in proximity to the Company’s North Shore Square Mall located in Slidell, Louisiana. Construction is currently underway on the Greenbrier Estates apartment community which, when completed, will add a total of 144 new units to the existing portfolio. As of March 31, 2004, 66 of the 144 units were completed. The Company’s policy is to have all material construction contracts joined by a financial surety to insure the performance by the general contractor. During the quarter ended March 31, 2004, the Company capitalized $276,000 in interest costs related to this and other developments.

NOTE D – MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. At March 31, 2004, mortgage notes payable totaled approximately $108.5 million. Individual notes ranged from $784,000 to $16.6 million, with fixed rates of interest ranging from 6.85% to 8.25% and maturity dates ranging from May 1, 2008 to January 1, 2013. Net book values of properties securing these mortgage notes payable totaled approximately $141.8 million at March 31, 2004, with individual property net book values ranging from $2.2 million to $30.3 million.

NOTE E – SEGMENT DISCLOSURE

The Company is engaged in two operating segments, the ownership and rental of retail shopping center properties and the ownership and rental of apartment properties. These reportable segments offer different products or services and are managed separately as each requires different operating strategies and management expertise. There are no intersegment sales or transfers.

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income and is based on the operating revenues and operating expenses directly associated with the operation of the real estate properties (excluding depreciation and amortization, administrative and interest expense). Net operating income is not a measure of operating results as measured by GAAP, and should not be considered an alternative to net income as a measure of the Company’s operating performance and to cash flows as a measure of liquidity.

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three month periods ended March 31, 2004 and 2003.

	Quarter Ended March 31, 2004
	Retail	Apartments	Total
Operating revenues	$7,498,000	$6,240,000	$13,738,000
Operating expenses	(2,565,000)	(2,900,000)	(5,465,000)

	4,933,000	3,340,000	8,273,000
Administrative expenses			(1,974,000)
Depreciation and amortization			(3,333,000)

Income from operations			2,966,000
Interest expense			(3,448,000)

Net loss before equity in income of partnership			(482,000)
Equity in income of partnership			149,000

Net loss			$(333,000)

	Quarter Ended March 31, 2003
	Retail	Apartments	Total
Operating revenues	$7,403,000	$5,755,000	$13,158,000
Operating expenses	(2,276,000)	(2,783,000)	(5,059,000)

	5,127,000	2,972,000	8,099,000
Administrative expenses			(1,800,000)
Depreciation and amortization			(2,885,000)

Income from operations			3,414,000
Interest expense			(3,131,000)

Net income before equity in income of partnership			283,000
Equity in income of partnership			14,000

Net income			$297,000

	March 31
Gross real estate investments:	2004	2003
Retail	$228,689,000	$217,538,000
Apartments	184,190,000	156,628,000

	412,879,000	374,166,000
Less: Accumulated depreciation	(111,742,000)	(100,034,000)

	$301,137,000	$274,132,000

NOTE F – ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 was effective for the Company for disposal activities initiated after December 31, 2002, and had no effect on the Company’s consolidated financial position, results of operations or cash flows for the three month period ended March 31, 2004.

In December 2003, the FASB issued FASB Interpretation No. 46, (revised December 2003) (“FIN 46R”) Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company was required to evaluate the applicability of FIN 46R in the three month period ended March 31, 2004. The Company determined that it has no variable interest entities.

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

Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock Based Compensation-Transition and Disclosure requires that the Company disclose the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation. No new options were granted in the first three months of 2004 or 2003 and, therefore, net income and earnings per share were not affected for the first three months of 2004 and 2003, respectively.

Independent Accountants’ Review Report

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have reviewed the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries (the Company) as of March 31, 2004, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, except for Note I, as to which the dates are February 16, 2004, March 5, 2004 and March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New Orleans, Louisiana

April 21, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended March 31, 2004 and 2003

Total operating revenues were $13.7 million for the three-month period ended March 31, 2004, compared to $13.2 million earned a year ago. Operating revenues for the first quarter of 2004 were positively affected by the acquisition of Florida Shores Plaza Shopping Center in the retail portfolio and the partial delivery of apartment units in two development projects in 2003 and the first three months of 2004. First quarter operating costs were $5.5 million in 2004, compared to $5.1 million in 2003. The increase in operating costs was primarily attributable to the above described acquisition and delivery of apartment units as well as increases in cost associated with retail tenant bankruptcies.

General and administrative costs increased approximately $174,000 in the first quarter of 2004 due primarily to increased employee benefits costs and cost for compliance with increased regulation and reporting for public companies. Interest expense for the three months ended March 31, 2004 increased $317,000 compared to the same period last year, due primarily to higher balances on the Company’s lines of credit. The average credit line interest rate was 2.90% for the three months ended March 31, 2004, compared to 3.22% in the prior year’s period.

For the three months ended March 31, 2004, the net loss was $333,000, compared to net income of $297,000 in the prior year’s quarter. The net loss allocated to common shareholders was $538,000 in the current year’s quarter, compared to net income available to common shareholders of $92,000 for the same period last year. The decrease is due primarily to the above mentioned items and an increase in depreciation expense in 2004 due to the above described property acquisition, delivery of apartment units currently in a lease-up phase and the renovation of existing properties in the Company’s portfolio.

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company funds normal operating requirements, periodic distributions to investors and capital expenditure requirements, supplemented by mortgage financings of properties in its portfolio. Sixteen of the Company’s existing properties are currently unencumbered by mortgage debt. At March 31, 2004, the Company had $3.6 million in cash and cash equivalents. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. These bank lines of credit total $60 million of which approximately $4.5 million was available at March 31, 2004. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios:

•	Minimum net worth, adding back depreciation – must exceed $115 million
•	Debt to equity ratio – must not exceed 125%
•	Annual distribution to annual funds from operations – must not exceed 100%
•	Unencumbered assets to committed bank lines – must exceed 100%
•	Interest coverage – funds from operations plus interest expense must exceed 150% of interest expense
•	The ratio of net operating income from unencumbered assets to funded portion of committed bank lines – must exceed 15% of funded bank lines
•	The ratio of funds from operations from unencumbered assets to interest expense on funded unsecured debt – must exceed 200% of interest expense

From time to time, the Company has obtained waivers of covenants when necessary. As of March 31, 2004, there were no unresolved issues regarding these covenants. The Company continually reassesses available sources of liquidity and capital financing alternatives and it currently believes that the sources discussed above will be adequate to fund its capital requirements for the next twelve months and thereafter.

Net cash flows provided by operating activities increased approximately $3.1 million in 2004 compared to the same period in 2003. The increase was principally attributable to the timing in payment of certain expenses as compared to the prior year’s period.

Net cash flows used in investing activities increased approximately $294,000 in 2004 from 2003, primarily attributable to increased development activities. The Company is currently constructing a new apartment community in Slidell, Louisiana and completed the second phase of its Governors Gate apartment complex in Pensacola, Florida in February 2004. The Company currently plans to fund the remaining construction costs through operating cash flows and usage of its bank lines of credit. During the first three months of 2004, the Company capitalized $276,000 in interest costs related to these and other developments.

Net cash flows provided by financing activities decreased approximately $2.5 million in 2004 from 2003 due to a $3.9 million reduction in borrowing activity from notes payable to banks partially offset by a decrease of $759,000 in mortgage escrow deposits and a reduction in the repurchase of Company stock of $309,000. As of March 31, 2004, the Company had mortgage debt of $108.5 million. All of these mortgages are non-recourse and bear fixed rates of interest for a fixed term. The Company has a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property is subject to a mortgage for which the other 50% owner is liable. Sixteen of the Company’s existing properties are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit and mortgage debt) will be adequate to fund the Company’s future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to common and preferred shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance expenses at its properties.

Contractual Obligations

The Company agreed to purchase all of the outstanding shares of Siz-Investors, Inc. as described as a subsequent event in Note I to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003. There were no other material changes outside the ordinary course of the Company’s business with respect to the Company’s contractual obligations during the three months ended March 31, 2004.

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

Holders of the Company’s Series B cumulative redeemable preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of distributions, preferential cumulative cash distributions at the rate of 9.75% per annum of the liquidation preference per share (equivalent to a fixed annual amount of $2.4375 per share). Distributions on the Series B preferred stock will be payable quarterly in arrears on the fifteenth day of February, May, August and November of each year, or, if not a business day, the next succeeding business day.

The Company’s current common stock distribution policy is to pay quarterly distributions to shareholders, based upon, among other things, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly distributions will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on May 7, 2004, declared a cash distribution on common stock of $0.23 per share for the period January 1, 2004 through March 31, 2004, payable on June 4, 2004 to shareholders of record as of May 28, 2004.

We have referred in the past to our payments to shareholders as “dividends” in our public releases announcing the declaration of dividends. The term “dividend” is consistent with the terminology of the Maryland General Corporation Law. Our dividends have included a return of capital component for income tax purposes, which component has been reported in the Forms 1099-DIV which we have issued to our shareholders annually.

Responding to the strong recommendation of the Securities and Exchange Commission staff and in recognition of the tax implications of the terms, we refer in this document to “distributions” to shareholders and generally avoid the term “dividends”. “Distributions”, a broader and more flexible term than “dividends,” may be funded from one or multiple sources, such as net income or capital accounts or partially from each.

Funds From Operations

The Company defines Funds from Operations (FFO) as net income, computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding: gains or losses from sales of property; those items defined as extraordinary under GAAP; plus depreciation on real estate assets and after similar adjustments for unconsolidated partnerships (and joint ventures). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

FFO is a key operating measure used by the Company’s management in evaluating current operating performance as well as trends in operating performance. Management also uses FFO to compare the Company’s operating performance with other equity REITs, particularly those who own retail and apartment properties. We also consider FFO, as well as other criteria, in evaluating and granting incentive compensation to our management. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT.

In computing FFO, the Company excludes the effect of depreciation, amortization and gains and losses from sales of real estate. In the Company’s view, these amounts, which are derived from historical cost, are of limited relevance in evaluating current performance. The Company’s experience, and the experience of other owners of shopping centers and apartment communities, is that depreciation and amortization have no correlation with changes in the value of the properties. Real estate assets can also appreciate, rather than depreciate in value over time. Management believes that FFO, by excluding such items (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates) can help compare the operating performance of a company’s real estate between periods or as compared to different companies. The Company believes that use of FFO may also facilitate comparisons of operating performance between operating periods and among us and other equity REITs. The Company’s FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in a comparable manner or may use different interpretations in the calculation. Investors should review FFO, along with GAAP net income and other appropriate operating measures and cash flows from operating activities, investing activities and financing activities when trying to understand an equity REIT’s operating performance. FFO is not a GAAP measure or a disclosure required by the Securities and Exchange Commission.

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

	Quarter Ended March 31
	2004		2003
	Dollars	Shares	Dollars	Shares
Net (loss) income	$(333)	13,131	$297	13,084
Additions:
Depreciation and amortization	3,333		2,885
Partnership depreciation	8		8
Deductions:
Minority depreciation	16		14
Preferred dividends	205		205
Amortization costs	159		156

Funds from operations – available to common stock	$2,628	13,131	$2,815	13,084

For the three months ended March 31, 2004, FFO available to common stockholders decreased by approximately $187,000 to $2.6 million, compared to $2.8 million for the same period in 2003. The decrease is primarily due to increased collection cost associated with retail tenant bankruptcies, legal expenses, interest expense and higher employee benefit costs partially offset by higher revenues due to the acquisition of a retail property and the partial delivery of apartment units in two development projects.

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

Future Results

This Form 10-Q and other documents prepared and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company’s properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company’s properties; (h) increases in corporate operating costs, particularly those associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (j) force majeure as it relates to construction and rehabilitation projects; (k) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; as well as (n) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Form 10-K, for the year ended December 31, 2003. There have been no material changes during the first three months of 2004.

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

Item 2.	Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities.

The Company’s Board of Directors has authorized the repurchase of up to 2,294,928 shares of its outstanding common stock. The Company did not repurchase any shares during the three months ended March 31, 2004, 963,500 shares are still available for repurchase under the plan.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Form 10-Q Exhibits

15	Letter regarding Unaudited Interim Financial Information.
31.1	Certification of Sidney W. Lassen, Chief Executive Officer.
31.2	Certification of Charles E. Miller, Jr., Chief Financial Officer.
32.1	Certification of Sidney W. Lassen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Charles E. Miller, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K during the quarter ended March 31, 2004:

A Form 8-K was furnished on February 12, 2004 under Item 12, incorporating by reference Sizeler’s February 6, 2004 press release, setting forth our annual 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC. (Registrant)

By:	/S/ CHARLES E. MILLER, JR.

Charles E. Miller, Jr. Chief Financial Officer

Date: May 10, 2004