Form 10-Q
period 2004-06-30
SIZELER PROPERTY INVESTORS INC
filed 2004-08-09
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by Check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,219,685 shares of Common Stock ($.0001 Par Value) were outstanding as of July 30, 2004.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30 2004	December 31 2003
	(Unaudited)	(Audited)
ASSETS
Real estate investments (Notes A and C):
Land	$55,955,000	$55,653,000
Buildings and improvements, net of accumulated depreciation of $114,829,000 in 2004 and $108,594,000 in 2003	240,785,000	221,111,000
Construction in progress	5,610,000	18,067,000
Investment in real estate partnership	940,000	806,000

	303,290,000	295,637,000
Cash and cash equivalents	5,823,000	3,565,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $183,000 in 2004 and $62,000 in 2003	2,128,000	2,697,000
Prepaid expenses and other assets	12,664,000	13,999,000

Total Assets	$323,905,000	$315,898,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$113,425,000	$109,140,000
Notes payable	54,951,000	50,100,000
Accounts payable and accrued expenses	13,099,000	8,251,000
Tenant deposits and advance rents	1,019,000	954,000

	182,494,000	168,445,000
Convertible subordinated debentures	56,599,000	56,599,000

Total Liabilities	239,093,000	225,044,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2004 and 2003	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding—13,176,000 in 2004 and 13,091,000 in 2003	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	170,290,000	169,490,000
Accumulated other comprehensive gain (loss)	15,000	(18,000)
Cumulative net income	45,580,000	45,997,000
Cumulative distributions paid	(131,075,000)	(124,617,000)

Total Shareholders’ Equity	84,812,000	90,854,000

Total Liabilities and Shareholders’ Equity	$323,905,000	$315,898,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
OPERATING REVENUES (Note A)
Contractual rental income and charges	$13,230,000	$12,255,000	$26,236,000	$24,859,000
Other income	559,000	470,000	1,062,000	1,023,000

Total Operating Revenues	13,789,000	12,725,000	27,298,000	25,882,000

OPERATING EXPENSES
Utilities	697,000	630,000	1,349,000	1,173,000
Real estate taxes	1,148,000	1,050,000	2,297,000	2,095,000
Administrative expenses	1,782,000	1,521,000	3,527,000	3,338,000
Operations and maintenance	2,206,000	2,015,000	4,410,000	4,060,000
Other operating expenses	1,187,000	1,342,000	2,647,000	2,750,000
Depreciation and amortization	3,279,000	2,925,000	6,612,000	5,810,000

Total Operating Expenses	10,299,000	9,483,000	20,842,000	19,226,000

INCOME FROM OPERATIONS	3,490,000	3,242,000	6,456,000	6,656,000
Interest expense	3,604,000	2,970,000	7,052,000	6,101,000

NET (LOSS) INCOME BEFORE EQUITY IN INCOME OF PARTNERSHIP	(114,000)	272,000	(596,000)	555,000
Equity in income of partnership	29,000	27,000	178,000	41,000

NET (LOSS) INCOME	$(85,000)	$299,000	$(418,000)	$596,000

NET (LOSS) INCOME ALLOCATION:
Allocable to preferred shareholders	205,000	205,000	410,000	410,000
Allocable to common shareholders	(290,000)	94,000	(828,000)	186,000

NET (LOSS) INCOME	(85,000)	$299,000	$(418,000)	$596,000

Net (loss) income per common share—basic and diluted	(0.02)	$0.01	$(0.06)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,166,000	13,085,000	13,146,000	13,084,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30
	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	$(418,000)	$596,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,612,000	5,810,000
Decrease in accounts receivable and accrued revenue	569,000	925,000
Decrease (increase) in prepaid expenses and other assets	924,000	(839,000)
Increase (decrease) in accounts payable and accrued expenses	2,607,000	(849,000)

Net Cash Provided by Operating Activities	10,294,000	5,643,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(13,754,000)	(18,076,000)

Net Cash Used in Investing Activities	(13,754,000)	(18,076,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	(1,188,000)	(1,248,000)
Proceeds from mortgage notes payable	5,473,000	—
Net proceeds from notes payable to banks	7,093,000	20,099,000
(Increase) decrease in mortgage escrow deposits	(2,000)	55,000
Cash distributions to shareholders	(6,458,000)	(6,427,000)
Purchase of company stock	(27,000)	(334,000)
Proceeds from issuance of shares of common stock pursuant to direct stock purchase, stock option, and stock award plans	827,000	263,000

Net Cash Provided by Financing Activities	5,718,000	12,408,000

Net increase (decrease) in cash and cash equivalents	2,258,000	(25,000)

Cash and cash equivalents at beginning of year	3,565,000	3,648,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,823,000	$3,623,000

Cash interest payments, net of capitalized interest	$7,003,000	$6,052,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

NOTE A — BASIS OF PRESENTATION

As of June 30, 2004, the Company’s real estate portfolio included interests in sixteen shopping centers and sixteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in thirty of its properties, and long-term ground leases on the remaining two properties — Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. One of the properties, Southwood Shopping Center, is owned by a partnership of which the Company has a 50% interest. The other sixteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company.”

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

Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE B — RECLASSIFICATIONS

Certain reclassifications have been made in the 2003 consolidated financial statements to conform with the 2004 consolidated financial statement presentation.

NOTE C — REAL ESTATE INVESTMENTS

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

In April 2002, the Company executed a construction contract for approximately $12.0 million for the construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida. This project was completed in February 2004 adding 204 new units to the existing portfolio. In August 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community in proximity to the Company’s North Shore Square Mall located in Slidell, Louisiana. This project was completed in June 2004 adding 144 new units to the existing portfolio. The Company’s policy is to have all material construction contracts joined by a financial surety to insure performance by the general contractor. For the three months and six months ended June 30, 2004, the Company capitalized $183,000 and $459,000 in interest costs related to Greenbrier Estates and other developments.

NOTE D — MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. At June 30, 2004, mortgage notes payable totaled approximately $113.4 million. Individual notes ranged from $782,000 to $21.9 million, with fixed rates of interest ranging from 6.85% to 8.25% and maturity dates ranging from May 1, 2008 to January 1, 2013. Net book values of properties securing these mortgage notes payable totaled approximately $144.3 million at June 30, 2004, with individual property net book values ranging from $2.2 million to $30.0 million.

NOTE E — SEGMENT DISCLOSURE

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

The operating revenue, operating expenses and net operating income for each of the reportable segments are summarized below for the three month periods ended June 30, 2004 and 2003.

	(in thousands)			(in thousands)
	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenues	$7,307	$6,482	$13,789	$7,028	$5,697	$12,725
Operating expenses	(2,320)	(2,918)	(5,238)	(2,325)	(2,712)	(5,037)

	4,987	3,564	8,551	4,703	2,985	7,688
Administrative expenses			(1,782)			(1,521)
Depreciation and amortization			(3,279)			(2,925)

Income from operations			3,490			3,242
Interest expense			(3,604)			(2,970)

Net (loss) income before equity in income of partnership			(114)			272
Equity in income of partnership			29			27

Net (loss) income			$(85)			$299

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the six month periods ended June 30, 2004 and 2003.

	(in thousands)			(in thousands)
	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenues	$14,677	$12,621	$27,298	$14,428	$11,454	$25,882
Operating expenses	(4,885)	(5,818)	(10,703)	(4,591)	(5,487)	(10,078)

	9,792	6,803	16,595	9,837	5,967	15,804
Administrative expenses			(3,527)			(3,338)
Depreciation and amortization			(6,612)			(5,810)

Income from operations			6,456			6,656
Interest expense			(7,052)			(6,101)

Net (loss) income before equity in income of partnership			(596)			555
Equity in income of partnership			178			41

Net (loss) income			$(418)			$596

		June 30
Gross real estate investments		2004	2003
Retail		$229,953	$220,064
Apartments		188,166	163,941

		418,119	384,005
Less: Accumulated depreciation		(114,829)	(102,785)

Net real estate investment		$303,290	$281,220

NOTE F — ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, (revised December 2003) (“FIN 46R”) Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company was required to evaluate the applicability of FIN 46R in the six month period ended June 30, 2004. The Company determined that it has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock Based Compensation- Transition and Disclosure, requires that the Company disclose the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation. No new options were granted in the first six months of 2004 or 2003 and, therefore, net income and earnings per share were not affected for the first six months of 2004 and 2003, respectively.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have reviewed the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries (the Company) as of June 30, 2004, and the related consolidated statements of income for the three and six-month periods ended June 30, 2004 and 2003 and the related consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, except for Note I, as to which the dates are February 16, 2004, March 5, 2004 and March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New Orleans, Louisiana

July 22, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended June 30, 2004 and 2003

Total operating revenues were $13.8 million for the three-month period ended June 30, 2004, compared to $12.7 million earned a year ago. Operating revenues for the second quarter of 2004 were positively affected by the acquisition of Florida Shores Plaza Shopping Center in the retail portfolio and the delivery of apartment units in two development projects subsequent to the second quarter of 2003. Second quarter operating costs were $5.2 million in 2004, compared to $5.0 million in 2003. The increase in operating costs was primarily attributable to the above described acquisition and delivery of apartment units.

Administrative expenses increased approximately $261,000 in the second quarter of 2004 due primarily to increased legal cost as well as increased employee benefit cost.

Interest expense for the three months ended June 30, 2004 increased approximately $634,000 compared to the same period last year, due primarily to higher balances on the Company’s lines of credit and lower amounts of interest capitalized on construction projects.

For the three months ended June 30, 2004, the net loss was $85,000, compared to net income of $299,000 in the prior year’s quarter. The net loss allocated to common shareholders was $290,000 in the current year’s quarter, compared to net income available to common shareholders of $94,000 for the same period last year. The decrease is due primarily to the above mentioned items and an increase in depreciation expense in 2004 due to the above described property acquisition, delivery of apartment units currently in a lease-up phase and the renovation of existing properties in the Company’s portfolio.

Comparison of the Six Months Ended June 30, 2004 and 2003

Total operating revenues were $27.3 million for the six-month period ended June 30, 2004, compared to $25.9 million a year ago. Operating revenues for the first six months of 2004 were positively affected by the acquisition of Florida Shores Plaza Shopping Center in the retail portfolio and the delivery of apartment units in two development projects subsequent to the second quarter of 2003. Operating costs were $10.7 million in 2004, compared to $10.1 million in 2003. The increase in operating costs was primarily attributable to the above described acquisition and the delivery of apartment units and cost associated with retail tenant bankruptcies.

Administrative expenses increased approximately $189,000 in the first six months of 2004 compared to the same period in 2003 due primarily to increased legal cost as well as increased employee benefit cost.

Interest expense for the six months ended June 30, 2004, increased approximately $951,000 compared to the same period last year, due primarily to less capitalized interest costs and higher balances on the Company’s lines of credit. During the second six months of the year, the Company capitalized $459,000 in interest costs in 2004, as compared to $816,000 in the prior year’s period.

For the six months ended June 30, 2004, net loss was $418,000, compared to net income of $596,000 in the prior year. Net loss allocated to common shareholders was $828,000 in the first six months of the current year, compared to net income available to common shareholders of $186,000 for the same period last year.

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company funds normal operating requirements, periodic distributions to investors and capital expenditure requirements, supplemented by mortgage financings of properties in its portfolio. Sixteen of the Company’s existing properties are currently unencumbered by mortgage debt. At June 30, 2004, the Company had $5.8 million in cash and cash equivalents. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. These bank lines of credit total $60 million of which approximately $5.0 million was available at June 30, 2004. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios:

•	Minimum net worth, adding back accumulated depreciation—must exceed $115 million

•	Debt to equity ratio—must not exceed 140%

•	Annual distribution to annual funds from operations—must not exceed 100%

•	Unencumbered assets to committed bank lines—must exceed 100%

•	Interest coverage—funds from operations plus interest expense must exceed 150% of interest expense

•	The ratio of net operating income from unencumbered assets to funded portion of committed bank lines—must exceed 15% of funded bank lines

•	The ratio of funds from operations from unencumbered assets to interest expense on funded unsecured debt—must exceed 200% of interest expense

From time to time, the Company has obtained waivers of covenants when necessary. As of June 30, 2004, there were no unresolved issues regarding these covenants. The Company continually reassesses available sources of liquidity and capital financing alternatives and it currently believes that the sources discussed above will be adequate to fund its capital requirements for the reasonably foreseeable future which the Company considers to be the next twelve months. To the extent that the Company is able to reasonably project its capital requirements beyond twelve months, it estimates that it has the ability to obtain mortgage financing with respect to one or more of its sixteen currently unencumbered properties. In addition, the Company periodically assesses the strategic desirability of selling certain of its current properties, and it may look to such sales in lieu of or in combination with additional mortgages to fund its capital requirements.

Net cash flows provided by operating activities increased approximately $4.7 million in 2004 compared to the same period in 2003. The increase was principally attributable to the timing in payment of certain expenses as compared to the prior year’s period.

Net cash flows used in investing activities decreased approximately $4.3 million in 2004 from 2003, primarily attributable to decreased development activities. The Company completed construction of the second phase of its Governors Gate apartment complex in Pensacola, Florida in February 2004 and a new apartment community in Slidell, Louisiana in June 2004. During the first six months of 2004, the Company capitalized $459,000 in interest costs related to these and other developments.

Net cash flows provided by financing activities decreased approximately $6.7 million in 2004 from 2003 due to a $13.0 million reduction in borrowing activity from notes payable to banks partially offset by an increase of $5.5 million in mortgage notes payable, and a reduction in the repurchase of Company stock of $307,000. As of June 30, 2004, the Company had mortgage debt of $113.4 million. All of these mortgages are non-recourse and bear fixed rates of interest for a fixed term. The Company has a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property is subject to a mortgage for which the other 50% owner is liable. This mortgage was paid off subsequent to June 30, 2004 by the other 50% owner. Sixteen of the Company’s existing properties are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit and mortgage debt) will be adequate to fund the Company’s future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to common and preferred shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance expenses at its properties.

Contractual Obligations

The Company purchased all of the outstanding shares of Siz-Investors, Inc., Siz-Magnolia, Inc. and Siz-Development, Inc. as described as a subsequent event in Note I to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003. There were no other material changes outside the ordinary course of the Company’s business with respect to the Company’s contractual obligations during the six months ended June 30, 2004.

The Company currently has a long-term ground lease obligation at Westland Shopping Center. The Westland lease requires the Company to pay annually 8% of the total rent collected, and expires on December 31, 2046. The Company contractually paid ground rent of $63,000 in 2003, $65,000 in 2002 and $61,000 in 2001.

The Company also has a long-term ground lease obligation at Southwood Shopping Center. The Southwood lease requires the Company to pay annually 50% of cash flow after debt service and certain other adjustments, and expires on March 31, 2031. The Company paid ground rent of $10,000 in 2003, $27,000 in 2002 and $0 in 2001.

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

The Company’s current common stock distribution policy is to pay quarterly distributions to shareholders, based upon, among other things, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly distributions will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on August 6, 2004, declared a cash distribution on common stock of $0.10 per share for the period March 31, 2004 through June 30, 2004, payable on September 3, 2004 to shareholders of record as of August 27, 2004.

Funds From Operations

The Company defines Funds from Operations (FFO) as net income, computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding gains or losses from sales of property; those items defined as extraordinary under GAAP; plus depreciation on real estate assets and after similar adjustments for unconsolidated partnerships (and joint ventures). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

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

	Quarter Ended June 30
	2004		2003
	Dollars	Shares	Dollars	Shares
Net (loss) income	$(85)	13,166	$299	13,085
Additions:
Depreciation and amortization	3,279		2,925
Partnership depreciation	9		8
Deductions:
Minority depreciation	—		14
Preferred dividends	205		205
Amortization costs	167		156

Funds from operations—available to common shareholders	$2,831	13,166	$2,857	13,085

	Six Months Ended June 30
	2004		2003
	Dollars	Shares	Dollars	Shares
Net (loss) income	$(418)	13,146	$596	13,084
Additions:
Depreciation and amortization	6,612		5,810
Partnership depreciation	17		16
Deductions:
Minority depreciation	16		29
Preferred dividends	410		410
Amortization costs	327		311

Funds from operations—available to common shareholders	$5,458	13,146	$5,672	13,084

For the three months ended June 30, 2004, FFO available to common shareholders decreased by approximately $26,000 to $2.831 million, compared to $2.857 million for the same period in 2003. For the six months ended June 30, 2004, FFO available to common shareholders decreased by approximately $214,000 to $5.5 million, compared to $5.7 million for the same period in 2003. The decrease is primarily due to increased interest cost and increased collection cost associated with retail tenant bankruptcies, legal expenses, and higher employee benefit costs, partially offset by higher revenues due to the acquisition of a retail property and the delivery of apartment units in two development projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Form 10-K, for the year ended December 31, 2003. There have been no material changes during the first six months of 2004.

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

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities.

Pursuant to a program originally announced in February 1995 as supplemented from time to time, the Company’s Board of Directors has authorized the repurchase of up to 2,294,928 shares of its outstanding common stock. The Company repurchased 3,000 shares during the six months ended June 30, 2004. 960,500 shares are still available for repurchase under the plan.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs
04/01/04 – 04/30/04	—	—	—
05/01/04 – 05/31/04	—	—	—
06/01/04 – 06/30/04	3,000	9.14	3,000
Total	3,000	9.14	3,000	960,500

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

31.1 Certification of Sidney W. Lassen, Chief Executive Officer.

31.2 Certification of Charles E. Miller, Jr., Chief Financial Officer.

32.1 Certification of Sidney W. Lassen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Charles E. Miller, Jr., Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K during the quarter ended June 30, 2004:

A Form 8-K was furnished on May 13, 2004 under Item 12, incorporating by reference Sizeler’s May 7, 2004 press release, setting forth our 1st Quarter 2004 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC. (Registrant)

By:	/S/ CHARLES E. MILLER, JR.
Charles E. Miller, Jr. Chief Financial Officer

Date: August 9, 2004