Form 10-Q
period 2004-09-30
SIZELER PROPERTY INVESTORS INC
filed 2004-11-09
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

13,236,089 shares of Common Stock ($.0001 Par Value) were outstanding as of November 1, 2004.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30 2004	December 31 2003
	(Unaudited)	(Audited)
ASSETS
Real estate investments (Notes A and C):
Land	$55,978,000	$55,653,000
Buildings and improvements, net of accumulated depreciation of $118,097,000 in 2004 and $108,594,000 in 2003	240,194,000	221,111,000
Construction in progress	5,745,000	18,067,000
Investment in real estate partnership	932,000	806,000

	302,849,000	295,637,000
Cash and cash equivalents	6,012,000	3,565,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $244,000 in 2004 and $62,000 in 2003	2,105,000	2,697,000
Prepaid expenses and other assets	12,656,000	13,999,000

Total Assets	$323,622,000	$315,898,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$124,332,000	$109,140,000
Notes payable	47,463,000	50,100,000
Accounts payable and accrued expenses	11,929,000	8,251,000
Tenant deposits and advance rents	1,064,000	954,000

	184,788,000	168,445,000
Convertible subordinated debentures	56,599,000	56,599,000

Total Liabilities	241,387,000	225,044,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2004 and 2003	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding—13,192,000 in 2004 and 13,091,000 in 2003	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	170,433,000	169,490,000
Accumulated other comprehensive gain (loss)	79,000	(18,000)
Cumulative net income	44,319,000	45,997,000
Cumulative distributions paid	(132,598,000)	(124,617,000)

Total Shareholders’ Equity	82,235,000	90,854,000

Total Liabilities and Shareholders’ Equity	$323,622,000	$315,898,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Quarter Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
OPERATING REVENUES (Note A)
Contractual rental income and charges	$13,348,000	$12,725,000	$39,584,000	$37,581,000
Other income	568,000	551,000	1,630,000	1,578,000

Total Operating Revenues	13,916,000	13,276,000	41,214,000	39,159,000

OPERATING EXPENSES
Utilities	818,000	706,000	2,167,000	1,879,000
Real estate taxes	1,158,000	1,070,000	3,455,000	3,165,000
Administrative expenses	1,628,000	1,605,000	5,155,000	4,943,000
Operations and maintenance	2,329,000	2,216,000	6,739,000	6,276,000
Other operating expenses	1,980,000	1,387,000	4,627,000	4,138,000
Depreciation and amortization	3,465,000	3,043,000	10,077,000	8,853,000

Total Operating Expenses	11,378,000	10,027,000	32,220,000	29,254,000

INCOME FROM OPERATIONS	2,538,000	3,249,000	8,994,000	9,905,000
Interest expense	3,820,000	3,102,000	10,872,000	9,203,000

NET (LOSS) INCOME BEFORE EQUITY IN INCOME OF PARTNERSHIP	(1,282,000)	147,000	(1,878,000)	702,000
Equity in income of partnership	21,000	27,000	199,000	68,000

NET (LOSS) INCOME	$(1,261,000)	$174,000	$(1,679,000)	$770,000

NET (LOSS) INCOME ALLOCATION:
Allocable to preferred shareholders	205,000	205,000	615,000	615,000
Allocable to common shareholders	(1,466,000)	(31,000)	(2,294,000)	155,000

NET (LOSS) INCOME	$(1,261,000)	$174,000	$(1,679,000)	$770,000

Net (loss) income per common share—basic and diluted	$(0.11)	$0.00	$(0.17)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,180,000	13,086,000	13,157,000	13,085,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	$(1,679,000)	$770,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,077,000	8,853,000
Decrease in accounts receivable and accrued revenue	592,000	657,000
Decrease (increase) in prepaid expenses and other assets	1,353,000	(277,000)
Increase (decrease) in accounts payable and accrued expenses	1,244,000	(2,312,000)

Net Cash Provided by Operating Activities	11,587,000	7,691,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(16,589,000)	(30,545,000)

Net Cash Used in Investing Activities	(16,589,000)	(30,545,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable	(1,781,000)	(1,901,000)
Proceeds from mortgage notes payable	16,973,000	2,824,000
Net (payments on) proceeds from notes payable to banks	(201,000)	32,177,000
Increase in mortgage escrow deposits	(503,000)	(548,000)
Cash distributions to shareholders	(7,981,000)	(9,642,000)
Purchase of company stock	(27,000)	(334,000)
Proceeds from issuance of shares of common stock pursuant to direct stock purchase, stock option, and stock award plans	969,000	264,000

Net Cash Provided by Financing Activities	7,449,000	22,840,000

Net increase (decrease) in cash and cash equivalents	2,447,000	(14,000)

Cash and cash equivalents at beginning of year	3,565,000	3,648,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,012,000	$3,634,000

Cash interest payments, net of capitalized interest	$12,130,000	$10,452,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004

NOTE A — BASIS OF PRESENTATION

As of September 30, 2004, the Company’s real estate portfolio included interests in sixteen shopping centers and sixteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in thirty of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. One of the properties, Southwood Shopping Center, is owned by a partnership of which the Company has a 50% interest. The other sixteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company.”

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

Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated balance sheet at December 31, 2003, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

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

In April 2002, the Company executed a construction contract for approximately $12.0 million for the construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida. This project was completed in February 2004 adding 204 new units to the existing portfolio. In August 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community in proximity to the Company’s North Shore Square Mall located in Slidell, Louisiana. This project was completed in June 2004 adding 144 new units to the existing portfolio. The Company’s policy is to have all material construction contracts joined by a financial surety to insure performance by the general contractor. For the three months ended September 30, 2004, the Company capitalized $96,000 in interest related to various developments. For the nine months ended September 30, 2004, the Company capitalized $555,000 in interest costs related to Greenbrier Estates and other developments.

NOTE D — MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. At September 30, 2004, mortgage notes payable totaled approximately $124.3 million. Individual notes ranged from $781,000 to $21.7 million, with fixed rates of interest ranging from 5.97% to 8.25% and maturity dates ranging from May 1, 2008 to August 1, 2014. Net book values of properties securing these mortgage notes payable totaled approximately $161.2 million at September 30, 2004, with individual property net book values ranging from $2.2 million to $29.7 million.

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

The operating revenue, operating expenses and net operating income for each of the reportable segments are summarized below for the three month periods ended September 30, 2004 and 2003.

	(in thousands)			(in thousands)
	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenues	$7,157	$6,759	$13,916	$7,380	$5,896	$13,276
Operating expenses	(2,621)	(3,664)	(6,285)	(2,492)	(2,887)	(5,379)

Net operating income	4,536	3,095	7,631	4,888	3,009	7,897
Administrative expenses			(1,628)			(1,605)
Depreciation and amortization			(3,465)			(3,043)

Income from operations			2,538			3,249
Interest expense			(3,820)			(3,102)

Net (loss) income before equity in income of partnership			(1,282)			147
Equity in income of partnership			21			27

Net (loss) income			$(1,261)			$174

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the nine month periods ended September 30, 2004 and 2003.

	(in thousands)			(in thousands)
	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenues	$21,835	$19,379	$41,214	$21,810	$17,349	$39,159
Operating expenses	(7,508)	(9,481)	(16,989)	(7,078)	(8,380)	(15,458)

Net operating income	14,327	9,898	24,225	14,732	8,969	23,701
Administrative expenses			(5,155)			(4,943)
Depreciation and amortization			(10,077)			(8,853)

Income from operations			8,993			9,905
Interest expense			(10,872)			(9,203)

Net (loss) income before equity in income of partnership			(1,879)			702
Equity in income of partnership			199			68

Net (loss) income			$(1,680)			$770

		September 30, 2004
Gross real estate investments:		2004	2003
Retail		$230,688	$225,873
Apartments		190,258	170,598

		420,946	396,471
Less: Accumulated depreciation		(118,097)	(105,651)

Net real estate investment		$302,849	$290,820

NOTE F – ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, (revised December 2003) (“FIN 46R”) Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company was required to evaluate the applicability of FIN 46R in the nine month period ended September 30, 2004. The Company determined that it has no variable interest entities.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock Based Compensation- Transition and Disclosure, requires that the Company disclose the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation. No new options were granted in the first nine months of 2004 or 2003 and, therefore, net income and earnings per share were not affected for the first nine months of 2004 and 2003, respectively.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have reviewed the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries (the Company) as of September 30, 2004, and the related consolidated statements of income for the three and nine month periods ended September 30, 2004 and 2003 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

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

October 22, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of the Three Months Ended September 30, 2004 and 2003

Total operating revenues were $13.9 million for the three-month period ended September 30, 2004, compared to $13.3 million earned a year ago. Operating revenues for the third quarter of 2004 were positively affected by the delivery of apartment units in two development projects subsequent to the third quarter of 2003 and partially offset by retail tenant bankruptcies during 2004. Third quarter operating costs were $6.3 million in 2004, compared to $5.4 million in 2003. The increase in operating cost is primarily attributable to the delivery of apartment units and non-structural storm damage at certain of its properties.

The Company’s Florida and Alabama properties sustained non-structural storm damages from the recent succession of hurricanes during the last quarter. The Company incurred costs in preparation for these storms in addition to losses from actual damages and storm clean-up. The damage to the retail properties was relatively minor, and an estimate of this damage has been recorded, accordingly. At this time, the damage to the apartment properties, however, is not conclusive. The Company has insurance to cover such events. The Company currently estimates that its out-of-pocket cash exposure to the deductible under its insurance policies to be approximately $1.5 million. After taking into account existing book values of assets and capitalization policies, an expense of approximately $800,000 has been recorded at September 30, 2004 for both retail and apartment properties. The final charge to expense, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim.

Interest expense for the three months ended September 30, 2004 increased approximately $718,000 compared to the same period last year, due primarily to higher balances on the Company’s lines of credit, higher interest rates in a rising interest rate environment and lower amounts of interest capitalized on construction projects.

For the three months ended September 30, 2004, the net loss was $1,261,000, compared to net income of $174,000 in the prior year’s quarter. The net loss allocated to common shareholders was $1,466,000 in the current year’s quarter, compared to $31,000 for the same period last year. The increase in net loss is due primarily to the above mentioned items and an increase in depreciation expense in 2004 due to the delivery of apartment units currently in a lease-up phase and the renovation of existing properties in the Company’s portfolio.

Comparison of the Nine months Ended September 30, 2004 and 2003

Total operating revenues were $41.2 million for the nine-month period ended September 30, 2004, compared to $39.2 million a year ago. Operating revenues for the first nine months of 2004 were positively affected by the delivery of apartment units in two development projects subsequent to the third quarter of 2003. Operating costs were $17.0 million in 2004, compared to $15.5 million in 2003. The increase in operating costs was primarily attributable to the above mentioned hurricane damage, delivery of apartment units and cost associated with retail tenant bankruptcies.

Administrative expenses increased approximately $212,000 in the first nine months of 2004 compared to the same period in 2003 due primarily to higher legal cost, increased employee benefit cost and lower amounts of capitalized cost as development projects were completed.

Interest expense for the nine months ended September 30, 2004, increased approximately $1,669,000 compared to the same period last year, due primarily to less capitalized interest on construction projects, higher interest rates in a rising interest rate environment and higher balances on the Company’s lines of credit. During the first nine months of the year, the Company capitalized $555,000 in interest costs in 2004, as compared to $1,324,000 in the prior year’s period.

For the nine months ended September 30, 2004, net loss was $1,679,000, compared to net income of $770,000 in the prior year. Net loss allocated to common shareholders was $2,293,000 in the first nine months of the current year, compared to net income allocated to common shareholders of $155,000 for the same period last year.

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company funds normal operating requirements, periodic distributions to investors and capital expenditure requirements, supplemented by mortgage financings of properties in its portfolio. Sixteen of the Company’s existing properties are currently unencumbered by mortgage debt. At September 30, 2004, the Company had $6.0 million in cash and cash equivalents. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. These bank lines of credit total $60 million of which approximately $12.5 million was available at September 30, 2004. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios:

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

From time to time, the Company has obtained waivers of covenants when appropriate. As of September 30, 2004, there were no unresolved issues regarding these covenants. The Company continually reassesses available sources of liquidity and capital financing alternatives and it currently believes that the sources discussed above will be adequate to fund its capital requirements for the reasonably foreseeable future which the Company considers to be the next twelve months. To the extent that the Company is able to reasonably project its capital requirements beyond twelve months, it estimates that it has the ability to obtain mortgage financing with respect to one or more of its sixteen currently unencumbered properties. In addition, the Company periodically assesses the strategic desirability of selling certain of its current properties, and it may look to such sales in lieu of or in combination with additional mortgages to fund its capital requirements.

Net cash flows provided by operating activities increased approximately $3.9 million in 2004 compared to the same period in 2003. The increase was principally attributable to the timing in payment of certain expenses as compared to the prior year’s period.

Net cash flows used in investing activities decreased approximately $14.0 million in 2004 from 2003, primarily attributable to decreased development activities. The Company completed construction of the second phase of its Governors Gate apartment complex in Pensacola, Florida in February 2004 and a new apartment community in Slidell, Louisiana in June 2004. During the first nine months of 2004, the Company capitalized $555,000 in interest costs related to these and other developments.

Net cash flows provided by financing activities decreased approximately $15.4 million in 2004 from 2003 due to a $32.0 million reduction in borrowing activity from notes payable to banks partially offset by an increase of $14.1 million in mortgage notes payable, and a reduction in the repurchase of Company stock of $307,000. As of September 30, 2004, the Company had mortgage debt of $124.3 million. All of these mortgages are non-recourse and bear fixed rates of interest for a fixed term. Sixteen of the Company’s existing properties are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit and mortgage debt) will be adequate to fund the Company’s future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to common and preferred shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance expenses at its properties.

Contractual Obligations

The Company purchased all of the outstanding shares of Siz-Investors, Inc., Siz-Magnolia, Inc. and Siz-Development, Inc. as described as a subsequent event in Note I to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2003. There were no other material changes outside the ordinary course of the Company’s business with respect to the Company’s contractual obligations during the nine months ended September 30, 2004.

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

The Company’s current common stock distribution policy is to pay quarterly distributions to shareholders, based upon, among other things, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly distributions will typically be greater than net income and may include a tax-deferred return of capital component. The Board of Directors, on November 9, 2004, declared a cash distribution on common stock of $0.10 per share for the period July 1, 2004 through September 30, 2004, payable on December 3, 2004 to shareholders of record as of November 26, 2004.

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

	Quarter Ended September 30
	2004		2003
	Dollars	Shares	Dollars	Shares
Net (loss) income	$(1,261)	13,180	$174	13,086
Additions:
Depreciation and amortization	3,465		3,043
Partnership depreciation	9		8
Deductions:
Minority depreciation	—		14
Preferred dividends	205		205
Amortization costs	172		157

Funds from operations—available to common shareholders	$1,836	13,180	$2,849	13,086

	Nine Months Ended September 30
	2004		2003
	Dollars	Shares	Dollars	Shares
Net (loss) income	$(1,679)	13,157	$770	13,085
Additions:
Depreciation and amortization	10,077		8,853
Partnership depreciation	26		24
Deductions:
Minority depreciation	16		43
Preferred dividends	615		615
Amortization costs	498		468

Funds from operations—available to common shareholders	$7,295	13,157	$8,521	13,085

For the three months ended September 30, 2004, FFO available to common shareholders decreased by approximately $1.013 to $1.836 million, compared to $2.849 million for the same period in 2003. For the nine months ended September 30, 2004, FFO available to common shareholders decreased by approximately $1.226 to $7.3 million, compared to $8.5 million for the same period in 2003. The decrease is primarily due to the current estimated cost of cumulative hurricane damages from four separate hurricanes, increased interest cost, and cost associated with retail tenant bankruptcies, legal expenses, and higher employee benefit costs, partially offset by higher revenues due to the delivery of apartment units in two development projects.

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

Future Results

This Form 10-Q and other documents prepared and statements made by the Company, may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company’s properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company’s properties; (h) increases in corporate operating costs, particularly those associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (j) force majeure as it relates to construction and rehabilitation projects; (k) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; (n) forces of nature; as well as (o) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Form 10-K, for the year ended December 31, 2003. There have been no material changes during the first nine months of 2004.

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

Item 2. Changes in Securities, Uses of Proceeds and Unregistered Sales of Equity Securities.

Pursuant to a program originally announced in February 1995 as supplemented from time to time, the Company’s Board of Directors has authorized the repurchase of up to 2,294,928 shares of its outstanding common stock. There are 960,500 shares still available for repurchase under the plan. The Company did not repurchase any shares during the three months ended September 30, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/04 - 4/30/04	—	$—	—
5/1/04 - 5/31/04	—	—	—
6/1/04 - 6/30/04	3,000	9.14	3,000
7/1/04 - 7/31/04	—	—	—
8/1/04 - 8/31/04	—	—	—
9/1/04 - 9/30/04	—	—	—
	3,000	$9.14	3,000	960,500

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

Date: November 9, 2004