Form 10-K
period 2004-12-31
SIZELER PROPERTY INVESTORS INC
filed 2005-03-14
CIK 805419

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 1-09349

SIZELER PROPERTY INVESTORS, INC.

(Exact name of registrant, as specified in its charter)

Maryland	72-1082589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2542 Williams Blvd. Kenner, Louisiana	70062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 471-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	New York Stock Exchange
9.75% Series B Cumulative Redeemable
Preferred Stock, $.0001 par value	New York Stock Exchange
9% Convertible Subordinated Debentures, due 2009	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of the Registration S-K (‘ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was $114,348,000 at June 30, 2004.

The number of shares of common stock outstanding at March 3, 2005, was 13,396,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2005 annual meeting of its shareholders are incorporated by reference in Part III of this report.

PART I

Item 1. Business

The Company

Who We Are.

We are a self-administered and self-managed real estate investment trust (REIT). We develop, acquire and own income producing retail shopping centers and apartment communities in the southeastern United States. We seek to increase shareholder value through an effective value-added asset management program which emphasizes increasing funds from operations, the appreciation of property values and the selective development of new properties and redevelopment of existing properties. At December 31, 2004, our investment portfolio consisted of thirteen retail shopping centers, three enclosed shopping malls, and fifteen apartment communities. The properties are located in Louisiana (16), Florida (11), and Alabama (4). Leaseable area of the retail properties totaled approximately 1,542,000 s.f. in retail shopping centers, 1,183,000 s.f. in enclosed shopping malls, and the apartment communities contained 3,303 units. At December 31, 2004, our retail and apartment properties were approximately 91% and 95% leased, respectively. We define “leased” as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments.

We were incorporated in Delaware in 1986, prior to our initial public offering that year. We reincorporated in Maryland in 2001. We have elected to qualify and be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that we distribute to our shareholders. At December 31, 2004, we had 175 employees.

Efforts to Enhance Asset Value through New Development and Redevelopment

In recent years, we began a number of initiatives to enhance our asset value and shareholder returns. In 2001, we became a self-managed real estate investment trust through the acquisition of the company that has managed our properties since our 1986 initial public offering. In 2002, in response to our perception of the relative values of real estate assets in our key markets, we began to develop new apartment communities, initially Governor’s Gate II in Pensacola, FL and Greenbrier Estates in Slidell, LA, and to improve the market reception of our three apartment communities in Mobile, AL. In November 2002, we began the redevelopment of the Mobile properties. We began to see the favorable effects of these development and redevelopment efforts in our 2004 performance. Our Board of Directors and management, however, recognized the difficulty in predicting the timing and extent of the contributions resulting from these multi-year efforts. In some cases, this difficulty was due to factors beyond our control. Thus, the Board determined, after lengthy examination and discussion, to take a number of additional steps intended to further enhance shareholder value over the near and longer term. These actions were reflected in our expanded strategic plan, formally adopted on August 6, 2004.

Implementation of our Strategic Plan

Key elements of our strategic plan include the following:

•	Reductions in operating expenses focused on generating operating efficiencies.

•	Reduction in the dividend payout rate to fund property repositioning from internally-generated capital. The Board believed that shareholders could obtain better returns through reinvestment of these funds than through distribution.

•	Recycle capital through the disposition of fully-appreciated properties to generate funds for the repayment of debt and for new projects.

•	Emphasize rapidly growing markets, especially within Florida, for future development and acquisition. This strategy takes advantage of management’s experience and insights into individual sub-markets.

•	In seeking to add to the portfolio in these markets, utilize our expertise in developing, redeveloping and acquiring properties.

•	Explore the possibility for alternative ownership structures for the malls with other mall owners and operators.

•	Focus on a balanced portfolio of apartments and retail assets, because the Board believes that these two property types have proven over many real estate cycles to be counter-cyclical.

•	Strengthen our balance sheet and reduce long-term debt and interest expense.

•	Further improve our balance sheet through reduction of short-term, floating rate bank debt.

•	Through these deleveraging efforts, enable us to undertake new acquisition and development projects which are planned to contribute to long-term growth in cash flow.

•	Pursue merchant development activities (i.e., the development of properties for sale or for long-term ownership) through our newly formed taxable REIT subsidiary, which are planned to generate fee income and profit opportunities from gains on sale of the assets, as well as to contribute to increases in asset value.

Highlights of Effort to Improve Shareholder Value

We have achieved a number of the objectives of our strategic plan and longer term efforts to enhance performance and asset value. These include:

•	Sale of the Lakeview Club apartments in Ft. Lauderdale, Florida at a 4.2% trailing cap rate for a gain of approximately $17.9 million, resulting in debt reduction of $40.5 million.

•	Improvement in overall apartment occupancy rates to 95.0% in 2004 from 89.2% in 2003.

•	The addition of 348 new apartment units through one new development project brought on-line in 2004 and a partially-completed second development project to be fully completed in 2005.

•	Beneficiary of enabling legislation, after lobbying efforts, that will allow us to develop a new property in Slidell, LA.

From time to time in the future, we intend to provide updates to our stockholders regarding additional developments in pursuit of our strategic plan. Updates may come in the form of press releases or filings with the Securities and Exchange Commission and the New York Stock Exchange.

Investment Objectives; Investment Policies and Criteria

Our investment objective is to develop and manage a relatively balanced portfolio of retail and apartment assets in rapidly growing markets within the Southeastern United States. We believe that our regional concentration and substantial knowledge of the markets in which we operate affords a competitive advantage in the identification of real estate trends and investment opportunities for acquisition or development of additional properties within these markets. We seek to enhance operating results through efforts to improve operating performance of our properties by effective leasing and management programs, efforts to achieve more critical mass in certain sub-markets, and redevelopment or expansion of existing properties.

In our experience, the ability to develop new projects also provides us a competitive advantage. We own approximately 69 acres of land in proximity or adjacent to existing properties which are available for development. Construction is continuing on one of our new apartment communities, Greenbrier Estates, which is located in proximity to the North Shore Square Mall in Slidell, Louisiana. We have completed 82 of the 144 units in this project.

We seek to increase cash flow and portfolio value through:

•	Maximizing rental income by achieving an optimum level of rental rates and occupancy levels;

•	Operating properties in an efficient and cost-effective manner;

•	Renovating properties in order to maintain and improve our competitive position and performance in the marketplace; and,

•	Assessing the most cost-effective available sources of capital to finance our properties.

We consider numerous factors in the evaluation of potential real estate investments including, but not limited to, the following:

•	Acquisition and/or development cost and initial cash flow in relation to yield objective;

•	Current and expected economic environment of local and regional real estate markets;

•	Current and historical occupancy levels;

•	Current and historical sales levels of retail tenants;

•	Credit-worthiness;

•	The potential to increase cash flow through effective property management;

•	Geographic area and demographic profile;

•	Property size and composition of tenants;

•	Availability of financing, including the possibility of assuming existing mortgage financing or the potential for refinancing;

•	Condition, quality of design, construction and other physical attributes;

•	The presence of or proximity to potential environmental issues;

•	Level of real property taxes and property insurance and the ability to pass through these costs as contractual charges to tenants;

•	Anticipated future treatment under applicable federal, state and local tax laws and regulations;

•	Existence of entry barriers for comparable property offerings; and,

•	Potential for appreciation in value.

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

Certain	Investment and Financial Policies

The Company’s Board of Directors has the authority to classify and reclassify any of the Company’s unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the Board may determine. The Company has in the past and may in the future issue one or more series of senior securities. The Company’s policies do not preclude the issuance of its securities in exchange for properties.

The Company may invest in securities of other issuers, including for the purpose of exercising control over such issuers, and may repurchase or otherwise reacquire its shares or other securities. The Company has occasionally invested in securities of other issuers and periodically reacquired its own shares for the purpose of increasing shareholder value.

The Company’s Charter and Bylaws do not limit the amount or percentage of indebtedness that the Company may incur. The Company has in most cases arranged for mortgage and bank financing for its real estate assets. Any limit on the number or aggregate or dollar amount of mortgage loans or other loans the Company may enter into is based on market conditions and the terms available at that time.

The Company has no policy limit on the amount or percentage of assets invested in a specific property. North Shore Square Mall in Slidell, Louisiana, is its only property having a book value exceeding 10% of total assets.

The Company holds its properties as long-term investments and has no maximum holding period, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions so require, but it does not presently intend to make loans other than in connection with such transactions. In 2004, the Company created a non-REIT subsidiary, DEVGROUP, Inc., for the purpose of acquiring and developing properties. As a non-REIT subsidiary, DEVGROUP, Inc. is not limited to long-term investments and may acquire properties for the purpose of development and resale. As at December 31, 2004, DEVGROUP, Inc. has acquired no properties, but it is investigating potential acquisitions and it is supervising the redevelopment of Hammond Square Mall.

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

The executive officers of the Company are as follows:

Name	Age	Position(s) with the Company
Sidney W. Lassen	70	Chairman of the Board and Chief Executive Officer
Thomas A. Masilla, Jr.	58	President, and Principal Operating Officer
Guy M. Cheramie	58	Chief Financial Officer
James W. Brodie	36	Secretary and Vice President of Acquisition and Development

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

Mr. Masilla formerly practiced as a certified public accountant, has served as a Director since the Company’s inception in 1986 and was elected to the position of Principal Operating Officer and President in 1995. Mr. Masilla has been a corporate executive and manager for more than 30 years, with extensive experience in both the real estate and commercial bank industries.

Mr. Cheramie was appointed Chief Financial Officer in January 2005. For the previous ten years, he served as Chief Financial Officer of Sizeler Real Estate Management Co., Inc., a wholly-owned subsidiary of the Company. Mr. Cheramie formerly practiced as a certified public accountant and has over 25 years of experience in the real estate industry.

Mr. Brodie has served as Vice-President since 1991 and secretary since 1999. His responsibilities have included the acquisition, development, management, and disposition of shopping center and apartment properties since he joined the Company in May 1989.

Property Management

On October 5, 2001, the Company became self-managed as a result of the acquisition of Sizeler Real Estate Management Co., Inc. (the “Management Company”) from Sizeler Realty Co., Inc. The Management Company had been the property manager since the inception of the Company in 1986. As a result of the transaction, the Management Company now operates as a wholly-owned subsidiary of the Company.

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

Sixteen of the Company’s properties, comprising approximately 48% of its investment portfolio, are located in Louisiana. While the oil and natural gas industry has played a significant role in the state’s economy for many years, since the 1980’s there has been an influx of new industries into the State, including pharmaceutical, furniture and apparel manufacturing ventures, which have provided diversification of the State’s economy. The national and global economies also have an impact on Louisiana, particularly as they affect the tourism, convention, and port industries, which are also important segments of the Louisiana economy.

Eleven of the Company’s existing properties, comprising approximately 36% of its investment portfolio, are located in Florida. The Florida economy was historically dominated by farming; however, in recent years it has greatly expanded into other economic sectors. Florida leads the Southeast in high-tech employment and ranks fourth nationwide. Tourism-services is the dominant industry, while manufacturing and health technology also contribute heavily to the Florida economy. Florida’s population has grown from approximately 12.9 million in 1990 to over 17.0 million in 2003.

Available Information

We maintain a website at www.sizeler.net. We make available free of charge on or through its website its annual reports on
Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. We intend to disclose on our website any amendment to, or waiver of, any provision of its code of business conduct and ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the American Stock Exchange. Copies of these corporate governance documents may be obtained, free of charge, from our website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Investor Relations, Sizeler Property Investors, Inc., 2542 Williams Boulevard, Kenner, LA 70062.

Item 2. Properties

As of December 31, 2004, the Company’s real estate portfolio included interests in sixteen shopping centers and fifteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties-Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of the Company. One of the properties, Southwood Shopping Center, is owned by a partnership of which the Company has a 50% interest. The other sixteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”. Fifteen of the Company’s properties were subject to mortgage loans at December 31, 2004.

In the opinion of Management, all of the Company’s properties are well maintained and in good repair; suitable for their intended uses; and are adequately covered by insurance.

The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2004

Description	Year (s) Completed		Year (s) Renovated	Gross Leasable Area in Square Feet or Rentable Units		Percent Leased [c] December 31
						2004	2003
Regional Enclosed Malls (3)
Southland Mall	1970, 1981		1994, 2003	469,000		95%	95%
(Houma, Louisiana)				623,000	(a)
Hammond Square Mall	1978		1992, 1995	361,000		85%	85%
(Hammond, Louisiana)				431,000	(a)
North Shore Square Mall	1986		1995, 2001, 2002, 2003	353,000		94%	94%
(Slidell, Louisiana)				621,000	(a)
Retail Shopping Centers (13)
Lantana Plaza	1992		1999	274,000		61%	60%
(Palm Beach County, Florida)
Westward	1961, 1990		1995, 2000, 2003	222,000		100%	96%
(W. Palm Beach, Florida)
Westgate	1964		1987, 2001	208,000		98%	98%
(Alexandria, Louisiana)
Town & Country	1989		2000, 2001, 2002	193,000		95%	96%
(Palatka, Florida)
Rainbow Square	1986		2001, 2003	116,000		84%	92%
(Dunnellon, Florida)
Westland	1966		1990, 1999	110,000		100%	100%
(Kenner, Louisiana)
Weeki Wachee Village	1987		2000, 2002	82,000		95%	93%
(Weeki Wachee, Florida)
Florida Shores Plaza	1983		—	80,000		97%	100%
(Edgewater, Florida)
Gonzales Plaza	1989		2001, 2002, 2003	73,000		100%	92%
(Gonzales, Louisiana)				290,000	(a)
Airline Park	1973		1986, 2001, 2003	54,000		100%	100%
(Metairie, Louisiana)
Azalea Gardens	1950		1986, 2002, 2003	45,000		100%	100%
(Jefferson, Louisiana)
Colonial	1967		1987, 1999	45,000		100%	100%
(Harahan, Louisiana)
Southwood (b)	1986		2001	40,000		100%	92%

(Gretna, Louisiana)				2,725,000		91%	91%

Apartment Communities (15)
Lafayette Square	1969-1972		1995, 1999, 2003, 2004	675 units		97%	82%
(Mobile, Alabama)
The Hamptons at Pine Bend	1977		1995, 2003, 2004	300 units		94%	87%
(Mobile, Alabama)
Garden Lane	1966, 1971		1999	262 units		98%	93%
(Gretna, Louisiana)
Bryn Mawr	1991		1999	240 units		99%	99%
(Naples, Florida)
Governors Gate	1999		—	240 units		100%	92%
(Pensacola, Florida)
Governors Gate II	2004		—	204 units		100%	72%
(Pensacola, Florida)
Bel Air	1968, 1974		2003	202 units		94%	98%
(Mobile, Alabama)
Steeplechase	1982		—	192 units		93%	94%
(Lafayette, Louisiana)
Woodcliff	1977		1999, 2003	184 units		100%	91%
(Pensacola, Florida)
Jamestown Estates	1972		—	177 units		100%	98%
(Pensacola, Florida)
Pine Bend	1979		2003	152 units		96%	81%
(Mobile, Alabama)
Magnolia Place	1984		—	148 units		89%	91%
(New Iberia, Louisiana)
Greenbrier Estates	(d	)	—	144 units		54%	46%
(Slidell, Louisiana)
Georgian	1951		1993, 2004	135 units		99%	100%
(New Orleans, Louisiana)
Colonial Manor	1967		1994	48 units		100%	98%
(Harahan, Louisiana)

				3,303 units		95%	89%

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

(b)	The Company has a 50% partnership interest in Southwood Shopping Center.
(c)	The Company defines “leased” as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments. Percent leased for retail is computed as the ratio of total space leased, including anchor stores, to total leasable space, expressed as a percentage. The computation excludes owner-occupied stores in which the Company has no ownership interest.
(d)	Greenbrier Estates is still under construction with 82 of the 144 units in service at December 31, 2004.

The following table presents additional detailed information on North Shore Square Mall, located in Slidell, Louisiana and Southland Mall, located in Houma, Louisiana. Both properties contributed more than 10% of the Company’s total revenues during 2004. As of December 31, 2004, one property, North Shore Square located in Slidell, Louisiana, had a book value exceeding 10% of total assets.

Property name and location	Occupancy rates		Average effective annual rent per s.f.
	Year	%	Year	$
North Shore Square	2004	94%	2004	17.64
Slidell, Louisiana	2003	94%	2003	18.64
	2002	96%	2002	18.45
	2001	98%	2001	17.52
	2000	98%	2000	18.19

Tenants occupying 10% or more of rentable square footage
Number of Tenants	Principle nature of business	$ Rent per annum	Lease expiration dates	Renewal options
2	Retail sales	705,000	11/30/2035	No options
			8/31/2016	6 five-year options

Leases expiring during the next ten years
Year	Number of tenants	Square feet	$ Rent	% of Annual rent
2005	28	49,680	959,301	25%
2006	16	32,531	810,204	21%
2007	7	24,838	377,410	10%
2008	7	15,968	358,165	9%
2009	4	8,911	197,865	5%
2010	6	7,578	259,149	7%
2011	2	7,171	176,837	5%
2012	2	3,803	134,000	3%
2013	—	—	—	0%
2014	—	—	—	0%

Property name and location	Occupancy rates		Average effective annual rent per s.f.
	Year	%	Year	$
Southland Mall	2004	95%	2004	14.58
Houma, Louisiana	2003	95%	2003	16.12
	2002	93%	2002	15.78
	2001	93%	2001	15.75
	2000	95%	2000	14.93

Tenants occupying 10% or more of rentable square footage
Number of Tenants	Principle nature of business	$ Rent per Annum	Lease expiration dates	Renewal options
2	Retail sales	667,000	10/19/2006	No options
			8/31/2006	3 five-year options

Leases expiring during the next ten years
Year	Number of tenants	Square feet	$ Rent	% of Annual rent
2005	29	57,146	821,069	19%
2006	19	230,951	974,047	22%
2007	12	46,478	544,280	12%
2008	12	54,349	845,890	19%
2009	5	15,591	286,130	6%
2010	1	4,464	78,120	2%
2011	5	15,195	451,550	10%
2012	1	4,933	118,392	3%
2013	3	8,962	189,360	4%
2014	2	7,260	154,375	3%

Item 3. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

The Company’s shares of common stock (“shares”) are listed for trading on the New York Stock Exchange under the symbol “SIZ”.

The following table sets forth the high and low sales price of the shares for the periods indicated, as reported by the New York Stock Exchange, and the distributions paid per share in such periods.

	High	Low	Distributions Paid
2004
1st Quarter	$11.91	$10.69	$0.23
2nd Quarter	11.95	8.92	0.23
3rd Quarter	9.45	7.37	0.10
4th Quarter	11.78	8.95	0.10

2003
1st Quarter	$9.64	$8.40	$0.23
2nd Quarter	10.37	9.24	0.23
3rd Quarter	10.58	9.90	0.23
4th Quarter	10.99	10.13	0.23

As of March 3, 2005, there were 783 individually listed owners of record of the Company’s shares. Approximately 96% of the Company’s outstanding shares are held in nominee name by CEDE & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDE & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

The Company has paid distributions in each quarter since its inception as a publicly owned company in 1987, with a cumulative total of approximately $134 million paid to shareholders over this time period.

Under the REIT rules of the Internal Revenue Code, the Company must pay at least 90% of its ordinary taxable income as distributions in order to avoid taxation as a regular corporation. The declaration of distributions is a discretionary decision of the Board of Directors and depends upon the Company’s funds from operations, financial requirements, tax considerations, and other factors. A portion of the Company’s distributions paid may be deemed capital gain income, a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the distribution. Distributions are declared and paid quarterly for both preferred and common shares.

The federal income tax status of common stock distributions per share paid for each of the five years ended December 31 was as follows:

	2004	2003	2002	2001	2000
Ordinary Income	$—	$0.11	$0.31	$0.54	$0.54
Return of Capital	—	0.81	0.61	0.30	0.37
Capital Gain	0.66	—	—	0.08	—

Total	$0.66	$0.92	$0.92	$0.92	$0.91

The Company paid approximately $819,000 in preferred distributions on its Series B Cumulative Redeemable Preferred Stock in 2004, all of which was classified as ordinary income for federal income tax purposes.

The Company has a distribution reinvestment and stock purchase plan pursuant to which the Company’s shareholders of record may use their distributions to purchase additional shares. The Company has reserved shares for new issuance under the plan and may also direct the agent to acquire shares through open market purchases for issuance pursuant to the plan.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data (in thousands, except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein:

	Year ended December 31
	2004	2003		2002	2001	2000
OPERATING DATA
Operating Revenue (1)
Contractual rental and other charges and other income	$51,380		$48,572	$48,234	$47,944	$46,962
Operating Expenses (2)	(39,730)		(36,233)	(33,718)	(33,069)	(30,749)

INCOME FROM OPERATIONS	11,650		12,339	14,516	14,875	16,213

Interest Expense	(13,472)		(11,318)	(12,220)	(14,068)	(14,712)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME OF PARTNERSHIP, NET EARNINGS FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF REAL ESTATE OPERATIONS	(1,822)		1,021	2,296	807	1,501
Equity in income of partnership	230		89	105	98	117

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NET EARNINGS FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF REAL ESTATE OPERATIONS	(1,592)		1,110	2,401	905	1,618

Net earnings from discontinued operations	42		113	441	792	710
Gain on sale of real estate	17,913		—	—	506	—

NET INCOME	$16,363		$1,223	$2,842	$2,203	$2,328

Funds From Operations - Basic (3)	$10,513		$11,729	$13,328	$13,694	$12,907
Net Cash Provided by (Used in):
Operating Activities	$11,617		$8,705	$12,476	$11,309	$14,010
Investing Activities	$22,778		$(36,997)	$(14,351)	$(2,038)	$(10,496)
Financing Activities	$(31,663)		$28,209	$4,295	$(9,939)	$(2,955)
Distributions Paid	$9,505		$12,857	$12,252	$7,601	$7,234
Per Common Share Data - Available - Basic and Diluted:
Income (loss) from continuing operations - basic	$(0.18)		$0.02	$0.15	$0.11	$0.20
Income from discontinued real estate operations and gain on sale of real estate operations - basic	$1.36		$0.01	$0.03	$0.16	$0.09

Net income available per common share - basic	$1.18		$0.03	$0.18	$0.27	$0.29

Income from continuing operations - diluted	$0.16	$
Income from discontinued real estate operations and gain on sale of real estate operations - diluted	$0.98	$

Net income available per common share - diluted (4)	$1.14		$(4)	(4)	(4)	(4)

Net income	$1.18		$0.03	$0.18	$0.27	$0.29
Distributions paid	$0.66		$0.92	$0.92	$0.92	$0.91
Weighted Average Shares Outstanding - Basic	13,167		13,086	12,855	8,313	7,950
Weighted Average Shares Outstanding - Diluted	18,312		18,231	18,000	13,938	13,575

	2004	2003		2002	2001	2000
BALANCE SHEET DATA
Gross Investment in Real Estate	$394,634		$404,231	$365,947	$350,284	$349,675
Total Assets	303,350		315,898	287,746	279,770	285,421
Mortgage Notes Payable	107,713		109,140	108,883	111,223	113,163
Notes Payable	27,958		50,100	9,250	2,390	35,716
Convertible Subordinated Debentures	56,599		56,599	56,599	61,878	61,878
Total Liabilities	204,436		225,044	185,190	185,087	218,294
Shareholders’ Equity	98,914		90,854	102,556	94,679	67,127

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding factors such as property development and other transactions which have affected operating performance during the periods indicated.
(2)	In 2001, the Company recorded a non-recurring charge of $1.2 million related to the acquisition of the Management Company.

(3)	The Company defines Funds from operations (FFO) as net income, computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding: gains or losses from sales of property; those items defined as extraordinary under GAAP; plus depreciation on real estate assets and after adjustments for unconsolidated partnerships (and joint ventures). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. A reconciliation of FFO to net income is provided under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 14.
(4)	Net income per share diluted for the years ended 2000 through 2003 are not shown since the amounts are anti-dilutive.

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

The Company’s real estate investment portfolio is composed of sixteen retail properties and fifteen apartment communities, one of which is currently under construction. In July 2003, the Company added approximately 80,000 s.f. of additional retail space, acquiring the Florida Shores Plaza Shopping Center in Edgewater, Florida. As of December 31, 2004, the Company’s gross investment in real estate totaled $395 million and consisted of approximately 59%, or $232 million, in retail properties and approximately 41%, or $163 million, in apartment communities. Total revenue for 2004, was $51.4 million, and consisted of approximately 57%, or $29.4 million, generated by the retail properties, and approximately 43%, or $22.0 million, generated by the apartment communities.

On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, to exchange into $27,299,000 of the Company’s 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company’s 9.75% Series B cumulative redeemable preferred stock (at $25 per share). On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009, and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). After completion of the exchange and cash offerings, the entire $61,878,000 principal amount of the Old Debentures had been retired. The Company now has outstanding $56,599,000 principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 336,040 shares of its 9.75% Series B cumulative redeemable preferred stock (with a liquidation price of $25 per share plus accumulated distributions).

The most significant change to the Company’s financial and asset structure in 2004 related to its apartment communities. Lakeview Club Apartments, a 443 unit apartment community located in Fort Lauderdale (Oakland Park), Florida and acquired by the Company in 1994, was sold in December 2004 for $43.8 million. The sale resulted in a net gain of $17.9 million which resulted in, for income tax purposes, a reclassification of all of the distributions paid in 2004 from ordinary income to capital gain. The net cash proceeds from the sale were used to reduce floating rate bank debt and for general corporate purposes. Also, the Company completed construction on one apartment development, Governors Gate II in Pensacola, Florida – 204 units - and continued construction on another new apartment development – Greenbrier Estates in Slidell, Louisiana – 144 units. At year end, 82 of the 144 units at Greenbrier were in service. In addition, the Company undertook extensive interior and exterior remodeling and landscaping of three apartment communities in Mobile, Alabama, with the goal of making them more competitive in the Mobile rental market and increasing their occupancy rates. Interior remodeling of the dwelling units of these apartment properties have occurred and will occur as the units become vacant, which results in holding each vacant unit off the rental market during remodeling and extending completion of the total program.

Results of Operations

Comparison of the years ended December 31, 2004 and 2003

Operating revenue totaled $51.4 million for the year ended December 31, 2004, compared to $48.6 million, earned a year ago. Operating revenue was positively affected by contributions from Florida Shores Plaza Shopping Center, purchased in July 2003 and the renting of newly delivered apartment units in the two new apartment properties previously mentioned as well as an overall improvement in apartment occupancy during 2004 compared to 2003. Operating expenses were $39.7 million in 2004, compared to $36.2 million in 2003. The increase in operating expenses was due primarily to the addition of the three properties during 2004 and 2003, as well as approximately $900,000 in damages to the Company’s Alabama and Florida properties from multiple hurricanes in September 2004. Increased real estate taxes and utilities partially offset by lower insurance costs account for the remainder of the increase. General and administrative costs increased approximately $535,000 for the year 2004 due to higher accounting and legal fees for regulatory compliance as well as higher health care costs for our employees partially offset by lower capitalized cost related to new development projects.

Interest expense for the twelve months ended December 31, 2004 increased $2.2 million compared to last year, due to higher average outstanding balances on the Company’s lines of credit, higher interest rates in a rising rate environment, lower amounts of interest capitalization related to new development projects and the addition of two new mortgages in 2004. During the year 2004, the Company capitalized $819,000 in interest costs, as compared to $1.7 million in the prior year. The average credit line interest rate was 3.16% for the twelve months ended December 31, 2004, compared to 2.82% in the prior year.

For the year ended December 31, 2004, net income was $16.4 million, compared to $1.2 million in the prior year. Net income available to common shareholders was $15.5 million for the year 2004 compared to $404,000 in the prior year.

Discontinued Operations

For the property accounted for as discontinued operations, Lakeview Club Apartments, the results of operations sold during the period were required to be classified as discontinued operations. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense, defined as interest related to the Lakeview Club mortgage.

The following is a summary of net earnings from discontinued operations:

	Years ended December 31,
	2004	2003	2002
Operating revenues	$4,326,000	$4,308,000	$4,448,000
Operating expenses	(1,452,000)	(1,443,000)	(1,329,000)
Real estate taxes	(854,000)	(772,000)	(705,000)
Depreciation	(855,000)	(839,000)	(816,000)
Mortgage interest expense	(1,123,000)	(1,141,000)	(1,157,000)

	$42,000	$113,000	$441,000

Gain on Disposition of Real Estate Investment

The Company recognized a gain of $17.9 million on the disposition of real estate assets, Lakeview Club Apartments, a 443-unit apartment community located in Fort Lauderdale, (Oakland Park), Florida during 2004, owned by the Company since 1994. The Lakeview Club transaction helps to reposition the Company’s real estate portfolio, key elements of which include:

•	Selected realization of appreciated asset values in the Company’s portfolio;

•	Reduction of the Company’s outstanding debt;

•	Generation of additional funds to invest in properties to be acquired or developed and in existing properties;

•	Efforts to achieve a greater balance between shopping centers and apartments within the portfolio;

•	A greater focus on more rapidly growing markets within the Company’s geographic markets.

The Company had a net investment book value in Lakeview Club Apartments of approximately $23.2 million at the time of sale. Completed on December 30, 2004, the net proceeds of the transaction, totaling $41.2 million, were used to reduce the Company’s total debt by approximately $40.5 million, comprised of a reduction in long-term mortgage debt of approximately $16.0 million and floating rate bank debt of approximately $24.5 million and the remainder was used for general corporate purposes. This transaction contributed to the increase in shareholders equity at December 31, 2004 to approximately $98.9 million. No director, officer or other related party of the Company participated in the transaction.

Comparison of the years ended December 31, 2003 and 2002

Operating revenue totaled $48.6 million for the year ended December 31, 2003, compared to $48.2 million, earned in 2002. Operating revenue was positively affected by contributions from Florida Shores Plaza Shopping Center, purchased in July 2003 and the two apartment complexes under construction which were partially completed at December 31, 2003; partially offset by lower apartment revenue as a result of lower occupancies during 2003. Operating expenses were $36.2 million in 2003, compared to $33.7 million in 2002. The increase in operating expenses was due primarily to the addition of the three properties in 2003, increased utilities, insurance costs, real estate taxes and repair and maintenance costs. General and administrative costs increased approximately $871,000 for the year 2003 due primarily to increased payroll, legal and professional fees, insurance and maintenance costs.

Interest expense for the twelve months ended December 31, 2003 decreased $902,000 compared to 2002, due primarily to higher capitalized interest costs and lower interest rates, partially offset by higher balances on the Company’s lines of credit. During 2003, the Company capitalized $1.7 million in interest costs, as compared to $490,000 in the prior year. The average credit line interest rate was 2.82% for the twelve months ended December 31, 2003, compared to 4.11% in the prior year.

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company funds normal operating requirements, periodic distributions to investors and capital expenditure requirements, supplemented by mortgage financings of properties in its portfolio. At December 31, 2004, the Company had $6.3 million in cash and cash equivalents. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. These bank lines of credit total $60 million of which approximately $32.0 million was available at December 31, 2004. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios:

•	Minimum net worth, adding back accumulated depreciation - must exceed $115 million

•	Debt to equity – must not exceed 150% of equity

•	Distributions to funds from operations – must not exceed 100% of funds from operations

•	Unencumbered assets to committed bank lines – must exceed 100% of committed bank lines

•	Interest coverage – funds from operations plus interest expense must exceed 150% of interest expense

•	Net operating income from unencumbered assets to the funded portion of committed bank lines – must exceed 15% of funded bank lines

•	Funds from operations from unencumbered assets to interest expense on funded unsecured debt – must exceed 200% of interest expense on funded unsecured debt

From time to time, the Company has obtained waivers of covenants when necessary. As of December 31, 2004, there were no issues regarding these covenants. The Company believes that the sources discussed above will be adequate to fund its capital requirements for the next twelve months and thereafter.

Net cash flows provided by operating activities increased $2.9 million in 2004 from 2003 due to the timing of payments related to real estate taxes, and storm damages as well as decreases in prepaid items.

Net cash flows provided by investing activities increased $59.8 million in 2004 from 2003, primarily attributable to proceeds from the sale of Lakeview Club Apartments in December 2004 as well as a reduction in construction expenditures in 2004 compared to 2003. During the year ended December 31, 2004, the Company capitalized $819,000 in interest costs related to these and other developments.

Net cash flows used in financing activities increased $59.9 million in 2004 from 2003, primarily due to an decrease of $63.3 million in amount of borrowing on notes payable to banks in 2004 compared to 2003 and an increase of $15.8 million in principal payments on mortgage notes payable – both primarily due to the sale of Lakeview Club Apartments – partially offset by a $14.1 million increase in mortgage notes payable due to new mortgages and a reduction in shareholder distributions paid of $3.4 million.

As of December 31, 2004, the Company had mortgage debt of $107.7 million. All of these mortgages are non-recourse and bear fixed rates of interest for fixed terms. The Company has a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property was subject to a mortgage for which the other 50% owner was liable. This mortgage was paid off in 2004. Fifteen of the operating properties in the portfolio are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company’s future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to common and preferred shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance costs at its properties. The following table summarizes the Company’s contractual obligations for each of the subsequent five years in thousands (000’s):

	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate mortgages	$10,028	$10,028	$10,028	$46,781	$8,562	$62,595	$148,022
Convertible subordinated debentures	$5,094	5,094	5,094	5,094	59,146	—	$79,522
Construction contractual obligations	$2,815	—	—	—	—	—	$2,815

The Company currently has two long-term ground lease obligations at Westland Shopping Center and Southwood Shopping Center. The Westland lease requires the Company to pay annually 8% of the total rent collected, and expires on December 31, 2046. The Company contractually paid ground rent of $65,000 in 2004, $63,000 in 2003 and $65,000 2002. The Southwood lease requires the Company to pay annually 50% of cash flow after debt service and certain other adjustments, and expires on March 31, 2031. The Company paid ground rent of $0 in 2004, $10,000 in 2003 and $27,000 in 2002. These two long-term ground lease obligations are contingencies and not included in the above table.

Holders of the Company’s Series B cumulative redeemable preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of distributions, preferential cumulative cash distributions at the rate of 9.75% per annum of the liquidation preference per share (equivalent to a fixed annual amount of $2.4375 per share). Distributions on the Series B preferred stock will be payable quarterly in arrears on the fifteenth day of February, May, August and November of each year, or, if not a business day, the next succeeding business day. The Board of Directors, on February 4, 2005, declared a $0.609375 per share cash distribution, payable on May 16, 2005, to preferred shareholders of record on May 6, 2005. The preferred stock may be redeemed solely at the Company’s option following the fifth anniversary of the issuance date at the liquidation price of $25 per share plus accrued and unpaid distributions.

The Company’s current common stock distribution policy is to pay quarterly distributions to shareholders, based upon funds from operations, among other factors, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation of real estate assets, quarterly distributions will typically be greater than net income and may include a tax-deferred return of capital component or a capital gain component. The Board of Directors, on February 4, 2005, declared a cash distribution with respect to the period October 1, 2004 through December 31, 2004 of $0.10 per share, to shareholders of record as of February 25, 2005.

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

FFO is a key operating measure used by management in evaluating operating performance, and trends in operating performance. Management also uses FFO to compare operating performance with other equity REITs, particularly those who own retail and residential properties. The Company also considers FFO, as well as other criteria, in evaluating and granting incentive compensation. The Company believes that FFO may also be helpful to investors as a measure of the performance of an equity REIT. In computing FFO, the Company excludes the effect of depreciation, amortization and gains and losses from sales of real estate. In the Company’s view, these amounts, which are derived from historical cost, are of limited relevance in evaluating current performance. The Company’s experience, and the experience of other owners of shopping centers and apartment communities in the markets in which we operate, is that depreciation and amortization have virtually no correlation with changes in the value of the properties. Real estate assets can also appreciate, rather than depreciate in value over time.

Management believes, however, that FFO, by excluding such items, which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates, can help compare the operating performance of a company’s real estate between periods as compared to different companies. The Company’s FFO may not be comparable to FFO reported by other REITs. Other REITs may not define FFO in a comparable manner or may use different interpretations in the calculation. The Company believes that use of FFO may also facilitate comparisons of operating performance between operating periods and among us and other equity REITs. Investors should review FFO, along with GAAP net income and other appropriate operating measures and cash flows from operating activities, investing activities and financing activities when trying to understand an equity REIT’s operating performance. FFO is not a GAAP measure or a disclosure required by the Securities and Exchange Commission.

As previously stated, computations of FFO differ among REITs. Thus, an investor should be attentive to differences in FFO computations when comparing FFO among REITs. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of liquidity, nor is it indicative of funds available to fund cash needs, including the ability to make cash distributions. A reconciliation of net income to basic FFO is presented below (in thousands):

	Year Ended December 31
	2004		2003		2002
	Dollars	Shares	Dollars	Shares	Dollars	Shares
Net income	$16,363	13,167	$1,223	13,086	$2,842	12,855
Additions:
Depreciation and amortization	12,863		11,352		10,916
Partnership depreciation	35		32		37
Deductions:
Gain on sale of real estate	17,913		—		—
Minority depreciation	16		59		57
Preferred dividends	819		819		410

Funds from operations - available to common shareholders	$10,513	13,167	$11,729	13,086	$13,328	12,855

For the year ended December 31, 2004, FFO available to common stock decreased approximately $1.2 million to $10.5 million, compared to $11.7 million in 2003 primarily due to hurricane damages expenses of approximately $900,000.

For the year ended December 31, 2003, FFO available to common shareholders decreased approximately $1.6 million to $11.7 million, compared to $13.3 million in 2002. The decrease was primarily attributable to increased real estate taxes, property insurance costs, utilities and general and administrative expenses, as well as the payout of preferred distributions, partially offset by increased revenues and decreased interest expense.

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

Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) by March 31, 2004. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements, as the Company did not have variable interest entities.

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

As required by Statement of Financial Accounting Standards No. 148 (FAS No. 148), Accounting for Stock Based Compensation - Transition and Disclosure, which amends FAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years.

	As Reported			Proforma Results
	2004	2003	2002	2004	2003	2002
Net income available to common shareholders	$15,544,000	$404,000	$2,295,000	$15,582,000	$354,000	$2,234,000
Net income per common share	$1.18	$0.03	$0.18	$1.18	$0.03	$0.17

No new options were granted in 2004 or 2003. For grants in 2002, the fair value of each option is estimated on the date of grant using a Black-Scholes pricing model based on the following assumptions:

2002
Risk-free interest rate	5.3%
Expected life (years)	10 years
Volatility	24.6%
Dividend yield	9.6%

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits to be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

Future Results

This Form 10-K and other documents prepared and statements made by the Company may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company’s properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at the Company’s properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties by the Company; (j) force majeure as it relates to construction and rehabilitation projects; (k) possible dispositions of mature properties since the Company is continuously engaged in the examination of its various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; (n) forces of nature; (o) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (p) inability of the Company to implement its strategic initiatives for foregoing or other reasons. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its bank lines of credit and long-term debt used to maintain liquidity, fund capital expenditures, operations and expansion of the Company’s real estate investment portfolio. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows, and to optimize its overall borrowing costs. To achieve its objective, the Company utilizes its variable LIBOR-based, short-term (one to six month maturities) bank credit lines to fund the development and acquisition of new investments until such investments can be financed with long-term fixed-rate non-recourse mortgage debt. At December 31, 2004, borrowings under the Company’s bank lines of credit totaled $28.0 million and bore an average interest rate of 3.44%. The carrying amounts of these instruments approximate fair value because they are short-term and therefore utilize interest rates which are adjusted to market at maturity.

Based on the balance of bank lines of credit outstanding at December 31, 2004 and the average interest rate at year-end, each basis point increase in variable interest rates would increase the Company’s interest expense in 2004 by approximately $3,000. Conversely, each basis point decrease in variable interest rates would decrease the Company’s interest expense in 2004 by a like amount.

As the bank lines of credit are obligations that existed as of December 31, 2004, it does not consider those exposures or positions which could arise after that date. The Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during such future period and the level of interest rates at that time.

At December 31, 2004, the Company had mortgage debt totaling $107.7 million with an average interest rate of 7.18%.

The weighted average interest rate of this debt will be 7.18% in 2005, 2006 and 2007, and 7.39% in 2008 and 2009. The following table summarizes the Company’s obligations under long-term debt for each of the subsequent five years in thousands (000’s):

	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate mortgages	$2,326	$2,501	$2,685	$41,051	$4,234	$54,916	$107,713
Effective interest rate	7.18%	7.18%	7.18%	7.39%	7.39%	6.79%	7.07%

Convertible subordinated debentures	—	—	—	—	$56,599	$—	$56,599
Effective interest rate					9.00%		9.00%

	Fair Value	Weighted Average Interest Rate
Fixed rate mortgages	$113,656	7.18%
Convertible subordinated debentures	59,570	9.00%

	$173,226

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Balance Sheets as of December 31, 2004 and 2003, and its Consolidated Statements of Income, Shareholders’ Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002, together with the Reports of Independent Registered Public Accounting Firm thereon, are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in Notes to Consolidated Financial Statements are also incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9a. Controls and Procedures

(i) Disclosure Controls and Procedures

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

(ii) Changes in Internal Controls

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company’s internal controls during the Company’s fiscal quarter ended December 31, 2004 or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

(iii) Internal Control Over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 24, 2005

Sidney W. Lassen	Guy M. Cheramie

Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sizeler Property Investors, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and financial statement schedules, and our report dated February 24, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

(signed) KPMG LLP

New Orleans, Louisiana

February 24, 2005

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

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	718,750	$9.20	1,305,276

The amended 1996 Stock Option and Incentive Plan had 1,132,000 securities remaining available for issue as of December 31, 2004. The 1994 Incentive Award Plan has 173,276 securities remaining available for issue as of December 31, 2004.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have audited the accompanying consolidated balance sheets of Sizeler Property Investors, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules referred to in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

(signed) KPMG LLP

New Orleans, Louisiana

February 24, 2005

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sizeler Property Investors, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and financial statement schedules, and our report dated February 24, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

(signed) KPMG LLP

New Orleans, Louisiana

February 24, 2005

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
ASSETS
Real estate investments (Note B):
Land	$50,999,000	$55,653,000
Buildings and improvements, net of accumulated depreciation of $113,421,000 in 2004 and $108,594,000 in 2003	215,022,000	221,111,000
Construction in progress	14,259,000	18,067,000
Investment in real estate partnership	933,000	806,000

	281,213,000	295,637,000

Cash and cash equivalents	6,297,000	3,565,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $316,000 in 2004 and $62,000 in 2003	2,741,000	2,697,000
Prepaid expenses and other assets	13,099,000	13,999,000

Total Assets	$303,350,000	$315,898,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$107,713,000	$109,140,000
Notes payable (Note D)	27,958,000	50,100,000
Accounts payable and accrued expenses	11,274,000	8,251,000
Tenant deposits and advance rents	892,000	954,000

	147,837,000	168,445,000
Convertible subordinated debentures (Note D)	56,599,000	56,599,000

Total Liabilities	204,436,000	225,044,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2004 and 2003 (Notes D and E)	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding — 13,210,000 in 2004 and 13,091,000 in 2003	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	170,611,000	169,490,000
Accumulated other comprehensive gain (loss)	63,000	(18,000)
Cumulative net income	62,360,000	45,997,000
Cumulative distributions paid	(134,122,000)	(124,617,000)

Total Shareholders’ Equity	98,914,000	90,854,000

Total Liabilities and Shareholders’ Equity	$303,350,000	$315,898,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003		2002
OPERATING REVENUE (Notes B and C)
Contractual rental and other charges	$49,346,000		$46,631,000	$46,199,000
Other income	2,034,000		1,941,000	2,035,000

	51,380,000		48,572,000	48,234,000

OPERATING EXPENSES (Notes B and C)
Utilities	2,533,000		2,215,000	1,958,000
Real estate taxes	3,828,000		3,668,000	3,611,000
Administrative expenses	6,911,000		6,376,000	5,505,000
Operations and maintenance	8,301,000		7,843,000	7,329,000
Other operating expenses	5,480,000		4,992,000	4,607,000
Depreciation and amortization (Note A)	12,677,000		11,139,000	10,708,000

	39,730,000		36,233,000	33,718,000

OPERATING INCOME	11,650,000		12,339,000	14,516,000
Interest expense (Note D)	13,472,000		11,318,000	12,220,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME OF PARTNERSHIP, NET EARNINGS FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF REAL ESTATE OPERATIONS	(1,822,000)		1,021,000	2,296,000
Equity in income of partnership	230,000		89,000	105,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NET EARNINGS FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF REAL ESTATE OPERATIONS	(1,592,000)		1,110,000	2,401,000
Net earnings from discontinued real estate operations (Note B)	42,000		113,000	441,000
Gain on sale of real estate operations (Note B)	17,913,000		—	—

NET INCOME	$16,363,000		$1,223,000	$2,842,000

NET INCOME ALLOCATION
Allocable to preferred shareholders	819,000		819,000	547,000
Allocable to common shareholders	15,544,000		404,000	2,295,000

NET INCOME	$16,363,000		$1,223,000	$2,842,000

Income (loss) from continuing operations available per common share - basic	$(0.18)		$0.02	$0.15
Income from discontinued real estate operations and gain on sale of real estate operations - basic	$1.36		$0.01	$0.03

Net income available per common share - basic	$1.18		$0.03	$0.18

Income from continuing operations available per common share - diluted	$0.16		$—	—
Income from discontinued real estate operations and gain on sale of real estate operations - diluted	$0.98		$—	—

Net income available per common share - diluted (Note A)	$1.14	$	N/A	N/A

Weighted average common shares outstanding
Basic	13,167,000		13,086,000	12,855,000

Diluted	18,312,000		18,231,000	18,000,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in Capital	Cumulative Net Income	Accumlated Other Comprehensive Income or (Loss)	Cumulative Distributions	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2002	12,012,559	$1,000	$—	$—	$152,266,000	$41,932,000	$(8,000)	$(99,508,000)	$94,683,000

Net income for 2002						2,842,000			2,842,000
Change in accumulated other comprehesive income							28,000		28,000

Total comprehensive income									2,870,000
Cash common stock distributions declared and paid ($.92 per share) (Notes G and H)								(11,842,000)	(11,842,000)
Cash preferred stock distributions declared and paid ($1.21875 per share) (Notes G and H)								(410,000)	(410,000)
Shares issued pursuant to Directors’ Stock Ownership Plan (Note E)	14,000				130,000				130,000
Shares issued pursuant to Incentive Award Plan	8,505				76,000				76,000
Shares issued pursuant to Direct Stock Purchase Plan	1,070,323				9,583,000				9,583,000
Proceeds from Preferred Stock Offering			336,040	1,000	7,722,000				7,723,000
Purchase of Company’s Stock	(28,328)				(274,000)				(274,000)
Options exercised	2,000				17,000				17,000

Balance at December 31, 2002	13,079,059	$1,000	$336,040	$1,000	$169,520,000	$44,774,000	$20,000	$(111,760,000)	$102,556,000

Net income for 2003						1,223,000			1,223,000
Change in accumulated other comprehesive loss							(38,000)		(38,000)

Total comprehensive income									1,185,000
Cash common stock distributions declared and paid ($.92 per share) (Notes G and H)								(12,038,000)	(12,038,000)
Cash preferred stock distributions declared and paid ($2.4375 per share) (Notes G and H)								(819,000)	(819,000)
Shares issued pursuant to Directors’ Stock Ownership Plan (Note E)	14,000				131,000				131,000
Shares issued pursuant to Incentive Award Plan	7,331				72,000				72,000
Charges related to Direct Stock Purchase Plan					(122,000)				(122,000)
Purchase of Company’s Stock	(36,500)				(334,000)				(334,000)
Options exercised	27,500				223,000				223,000

Balance at December 31, 2003	13,091,390	$1,000	$336,040	$1,000	$169,490,000	$45,997,000	$(18,000)	$(124,617,000)	$90,854,000

Net income for 2004						16,363,000			16,363,000
Change in accumulated other comprehesive gain							81,000		81,000

Total comprehensive income									16,444,000
Cash common stock distributions declared and paid ($.66 per share) (Notes G and H)								(8,686,000)	(8,686,000)
Cash preferred stock distributions declared and paid ($2.4375 per share) (Notes G and H)								(819,000)	(819,000)
Shares issued pursuant to Directors’ Stock Ownership Plan (Note E)	14,000				153,000				153,000
Shares issued pursuant to Incentive Award Plan	7,797				79,000				79,000
Shares issued pursuant to Direct Stock Purchase Plan	55,350				527,000				527,000
Purchase of Company’s Stock	(3,000)				(27,000)				(27,000)
Options exercised	44,000				389,000				389,000

Balance at December 31, 2004	13,209,537	$1,000	$336,040	$1,000	$170,611,000	$62,360,000	$63,000	$(134,122,000)	$98,914,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$16,363,000	$1,223,000	$2,842,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (Note B)	13,532,000	11,978,000	11,524,000
Gain from sale of real estate	(17,913,000)	—	—
(Increase) decrease in accounts receivable and accrued revenue	(44,000)	90,000	606,000
Decrease (increase) in prepaid expenses and other assets	322,000	(1,236,000)	(91,000)
Increase (decrease) in accounts payable and accrued expenses	(643,000)	(3,350,000)	(2,405,000)

Net Cash Provided by Operating Activities	11,617,000	8,705,000	12,476,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(18,409,000)	(36,997,000)	(14,351,000)
Proceeds from sale of real estate (Note B)	41,187,000	—	—

Net Cash Provided by (Used in) Investing Activities	22,778,000	(36,997,000)	(14,351,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable (Note D)	(18,400,000)	(2,567,000)	(2,340,000)
Proceeds from mortgage notes payable (Note D)	16,973,000	2,824,000	—
Net (payments) proceeds on notes payable to banks (Note D)	(21,722,000)	41,560,000	8,811,000
Increase in mortgage escrow deposits and debt issuance costs	(130,000)	(721,000)	(74,000)
Cash distributions to shareholders (Note H)	(9,505,000)	(12,857,000)	(12,252,000)
Cash redemption of debentures	—	—	(33,811,000)
Proceeds from debenture offering	—	—	29,300,000
Proceeds from preferred stock offering	—	—	6,954,000
Debenture issuance costs	—	—	(1,826,000)
Purchase of company stock	(27,000)	(334,000)	(274,000)
Proceeds from issuance of shares of common stock pursuant to direct stock purchase, stock option, and stock award plans	1,148,000	304,000	9,807,000

Net Cash Provided by (Used In) Financing Activities	(31,663,000)	28,209,000	4,295,000

Net increase (decrease) in cash and cash equivalents	2,732,000	(83,000)	2,420,000

Cash and cash equivalents at beginning of year	3,565,000	3,648,000	1,228,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,297,000	$3,565,000	$3,648,000

Supplemental cash flow information:
Cash interest payments, net of capitalized interest	$13,453,000	$12,439,000	$13,141,000

Non-cash operating and investing activities	$3,020,000	$652,000	$185,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

NOTE A: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As of December 31, 2004, the Company’s real estate portfolio included interests in sixteen shopping centers and fifteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of the Company. One of the properties, Southwood Shopping Center, is owned by a partnership of which the Company has a 50% interest. The other sixteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, as defined above. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s investment in a real estate partnership at December 31, 2004 and 2003 represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

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

Developments in process are carried at cost, which includes land acquisition cost, architectural fees, general contractor fees, capitalized interest, internal costs related directly to the development and other costs related directly to the construction of the property. Depreciation is not recorded until the property is placed in service.

Project costs clearly associated with the acquisition, development and construction of real estate assets are capitalized as a cost of that project. Indirect project costs that do not clearly relate to projects under development or construction, including general and administrative expenses, are charged to expense as incurred.

Business Combinations and Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. In accordance with Statement 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 was adopted by the Company effective January 1, 2002 and requires that the Company reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. No such impairment losses were recognized in 2004.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in place leases) and any assumed financing that is determined to be above or below market terms. The Company uses the information contained in the third party appraisals as the primary basis for allocating the purchase price between land and site improvements. The aggregate value of other intangibles is measured based on the difference between the purchase price and the property value as if vacant.

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The adoption of FIN 46R had no material impact on the Company’s consolidated financial statements, as the Company does not have variable interest entities.

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

A REIT is required to distribute to shareholders at least 90% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 2004, the income tax basis, net of accumulated tax depreciation, of the Company’s real estate properties was approximately $293 million.

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

For the years ended December 31, 2004, 2003 and 2002, options to purchase 718,750 shares, 793,250 and 906,943 shares of common stock, respectively, were outstanding. The inclusion of in-the-money options had no effect on the calculation of diluted EPS. The Company’s outstanding debentures are also excluded from the computation for 2003 and 2002 due to their antidilutive effect. The dilutive effect of the Company’s outstanding debentures on the calculation of diluted EPS is reflected in 2004.

Capital Stock. On June 25, 2001, Sizeler Property Investors, Inc., a Delaware corporation, reincorporated in the State of Maryland. Maryland General Corporate Law recognizes repurchased stock of a corporation as authorized but unissued stock rather than treasury stock. Accordingly, effective June 25, 2001, the par value of treasury stock was reclassed as a reduction of capital stock issued. The cost of treasury stock in excess of par value was charged to additional paid-in capital. This change in law as a result of the reincorporation had no effect on total shareholders’ equity. The Company has one class of common stock with 13,210,000 outstanding shares and 336,000 outstanding shares of Series B Cumulative Redeemable Preferred Stock as of December 31, 2004.

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

The Company applies APB Opinion No. 25 in accounting for its 1986 and 1996 Stock Option Plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the proforma grant date for its stock options under SFAS No. 123, the Company’s net income would have been changed to the proforma amounts indicated below:

	As Reported			Proforma Results
	2004	2003	2002	2004	2003	2002
Net income available to common shareholders	$15,544,000	$404,000	$2,295,000	$15,582,000	$354,000	$2,234,000

Net income per common share	$1.18	$0.03	$0.18	$1.18	$0.03	$0.17

There were no options granted in 2004 or 2003. For grants in 2002, the fair value of each option grant is estimated on the date of grant using a Black-Scholes pricing model based on the following assumptions:

	2002
Risk-free interest rate	5.3%
Expected life (years)	10	years
Volatility	24.6%
Dividend yield	9.6%

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123R”), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits to be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

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

Reclassifications. Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements to conform to the 2004 financial statement presentation.

NOTE B: REAL ESTATE INVESTMENTS

Certain real estate investments with a book value of $139.4 million at December 31, 2004 are pledged as collateral for notes payable described in Note D. In addition, certain notes are secured by collateral assignments of rents and leases on such real estate. Certain real estate investments are located on land subject to long-term ground leases expiring through 2046.

In December 2004, the Company sold for $43.8 million the Lakeview Club Apartments, a 443 unit apartment community located in Fort Lauderdale, Florida (Oakland Park) acquired by the Company in 1994. The sale resulted in a net gain of approximately $17.9 million which resulted in, for income tax purposes, a reclassification of all of the distributions paid in 2004 from ordinary income to capital gain. The cash proceeds of approximately $41.2 million from the sale were used to reduce mortgage debt and floating rate bank debt and for general corporate purposes. The results of operations of Lakeview Club Apartments were classified as discontinued operations for the years ended December 31, 2004, 2003 and 2002. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense, defined as interest related to the Lakeview Club mortgage. The following is a summary of these property-specific components of net earnings from discontinued operations:

	Years ended December 31,
	2004	2003	2002
Operating revenues	$4,326,000	$4,308,000	$4,448,000
Operating expenses	(1,452,000)	(1,443,000)	(1,329,000)
Real estate taxes	(854,000)	(772,000)	(705,000)
Depreciation	(855,000)	(839,000)	(816,000)
Mortgage interest expense	(1,123,000)	(1,141,000)	(1,157,000)

	$42,000	$113,000	$441,000

In July 2003, the Company acquired Florida Shores Plaza Shopping Center, located in Edgewater, Florida. The property was purchased for approximately $4.4 million with the purchase price allocated $1.5 million to land and $2.9 million to buildings and improvements. Included in the purchase price was the assumption of a $2.8 million mortgage. The acquisition added approximately 80,000 s.f. of leasable area to the Company’s retail portfolio.

In August 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community located in Slidell, Louisiana. As of December 31, 2004, the Company considered this project to be partially completed, with 82 of the 144 units in service. The Company’s policy is to have all material construction contracts joined by a financial surety to insure performance by the general contractor. Also, renovation continues on the Mobile, Alabama properties.

NOTE C: REAL ESTATE OPERATIONS

The Company’s principal business is investing in shopping centers and apartment communities, located in the southeastern United States. Tenants in the Company’s shopping centers include national, regional, and local retailers. Most of the Company’s shopping center leases provide for the payment of fixed contractual monthly rentals (minimum rents), and the contractual reimbursement of common area maintenance, utilities, taxes, and insurance expenses, and many of the Company’s retail leases also provide for payment of additional contractual rents based upon a percentage of retail sales in excess of stated breakpoints. The non-cancelable portions of such lease terms range from approximately one to forty years. The Company’s apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions.

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

The Company’s shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancelable operating leases on the Company’s shopping centers at December 31, 2004 are as follows:

Year	Amount
2005	$18,341,000
2006	15,298,000
2007	12,378,000
2008	9,910,000
2009	8,586,000
Thereafter	32,357,000

$96,870,000

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

The operating revenues, operating expenses, operating income, and real estate investments for each of the reportable segments are summarized below for the years ended December 31, 2004, 2003, and 2002.

	2004
	Retail	Apartments	Total
Operating revenues	$29,432,000	$21,948,000	$51,380,000
Operating expenses	(9,883,000)	(10,259,000)	(20,142,000)

Operating income	19,549,000	11,689,000	31,238,000
Administrative expenses			(6,911,000)
Depreciation and amortization			(12,677,000)

Income from continuing operations			11,650,000
Interest expense			(13,472,000)

Income (loss) before equity in income of partnership, net earnings from discontinued operations and gain on sale of real estate operations			(1,822,000)
Equity in income of partnership			230,000

Income (loss) before income from continuing operations and gain on sale of real estate operations			(1,592,000)
Net earnings from discontinued real estate operations			42,000
Gain on sale of real estate			17,913,000

Net income			$16,363,000

	2003
	Retail	Apartments	Total
Operating revenues	$29,577,000	$18,995,000	$48,572,000
Operating expenses	(9,775,000)	(8,943,000)	(18,718,000)

Operating income	19,802,000	10,052,000	29,854,000
Administrative expenses			(6,376,000)
Depreciation and amortization			(11,139,000)

Income from continuing operations			12,339,000
Interest expense			(11,318,000)

Income (loss) before equity in income of partnership, net earnings from discontinued operations and gain on sale of real estate operations			1,021,000
Equity in income of partnership			89,000

Income (loss) before income from continuing operations and gain on sale of real estate operations			1,110,000
Net earnings from discontinued real estate operations			113,000
Gain on sale of real estate			—

Net income			$1,223,000

	2002
	Retail	Apartments	Total
Operating revenues	$28,685,000	$19,549,000	$48,234,000
Operating expenses	(9,382,000)	(8,123,000)	(17,505,000)

Operating income	19,303,000	11,426,000	30,729,000
Administrative expenses			(5,505,000)
Depreciation and amortization			(10,708,000)

Income from continuing operations			14,516,000
Interest expense			(12,220,000)

Income (loss) before equity in income of partnership, net earnings from discontinued operations and gain on sale of real estate operations			2,296,000
Equity in income of partnership			105,000

Income (loss) before income from continuing operations and gain on sale of real estate operations			2,401,000
Net earnings from discontinued real estate operations			441,000
Gain on sale of real estate			—

Net income			$2,842,000

	December 31
	2004	2003	2002
Gross real estate investments:
Retail	$232,266,000	$227,562,000	$218,840,000
Apartments	162,368,000	176,669,000	147,107,000

	394,634,000	404,231,000	365,947,000
Less: Accumulated depreciation	(113,421,000)	(108,594,000)	(97,322,000)

Net real estate investment	$281,213,000	$295,637,000	$268,625,000

The Company’s retail segment had capital expenditures of approximately $4,704,000 in 2004, $8,722,000 in 2003 and $7,769,000 in 2002. The apartment segment had capital expenditures, including new development activities, of approximately $16,852,000 in 2004, $29,562,000 in 2003, and $7,894,000 in 2002.

NOTE D: NOTES PAYABLE, OTHER LONG-TERM LIABILITIES AND REDEMABLE PREFERRED STOCK

The weighted average interest rate on mortgage debt at December 31, 2004 and 2003 was 7.18% and 7.38% respectively. The Company’s mortgage notes payable at December 31, 2004 and 2003, are as follows:

Principal Maturity	Weighted Average Interest Rate	Secured by Land Buildings, and Improvements with Book Value on December 31, 2004	Balance Outstanding at December 31,
			2004	2003
May 1, 2008	7.17%	$4,304,000	$3,912,000	$3,970,000
June 1, 2008	7.07%	9,062,000	9,242,000	9,386,000
October 1, 2009	7.50%	4,450,000	2,691,000	2,782,000
May 1, 2008	7.38%	4,458,000	5,382,000	5,456,000
May 1, 2010	7.94%	12,021,000	10,329,000	10,432,000
August 1, 2014	5.97%	17,366,000	11,448,000	—
May 1, 2008	7.22%	13,767,000	9,802,000	9,947,000
May 1, 2008	7.20%	4,387,000	3,981,000	4,041,000
May 1, 2008	7.18%	23,533,000	14,801,000	15,023,000
May 1, 2008 (a)	6.95%	—	—	16,256,000
January 1, 2011	7.42%	2,165,000	3,848,000	3,892,000
January 1, 2013	7.33%	30,529,000	21,498,000	16,901,000
August 1, 2011	7.16%	5,225,000	2,517,000	2,671,000
May 1, 2008	7.32%	3,671,000	4,191,000	4,251,000
May 1, 2008	7.19%	4,443,000	4,071,000	4,132,000

		$139,381,000	$107,713,000	$109,140,000

(a) - Property sold and mortgage paid December 30, 2004.

Future principal payments on the Company’s mortgage notes payable at December 31, 2004 for each of the subsequent five years are as follows:

Year	Amount
2005	$2,326,000
2006	2,501,000
2007	2,685,000
2008	41,051,000
2009	4,234,000

$52,797,000

The Company has commitments for lines of credit from several commercial banks totalling $60 million, of which approximately $32.0 million was available at December 31, 2004. The weighted average interest rate on these bank lines was 3.2% and 2.8% for the years ended December 31, 2004 and 2003, respectively. The terms of the agreements for each of the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of a material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of financial ratios:

•	Minimum net worth

•	Debt to equity

•	Distributions to funds from operations

•	Unencumbered assets to committed bank lines

•	Interest coverage

•	Net operating income from unencumbered assets to the funded portion of committed bank lines

•	Funds from operations from unencumbered assets to interest expense on funded unsecured debt

On May 1, 2002, the Company completed an exchange offer for its outstanding 8.0% convertible subordinated debentures due July 15, 2003 (Old Debentures). As a result of the exchange offer, the Company accepted tenders from holders of a total of $28,067,000 in aggregate principal amount of the Old Debentures, to exchange into $27,299,000 of the Company’s 9.0% convertible subordinated debentures due July 15, 2009, and 30,720 shares of the Company’s 9.75% Series B cumulative redeemable preferred stock (at $25 per share). On May 10, 2002, the Company closed the sale of $29,300,000 in principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 305,320 shares of its 9.75% Series B cumulative redeemable preferred stock (at $25 per share). After completion of the exchange and cash offerings, the entire $61,878,000 principal amount of the Old Debentures had been retired. The Company now has outstanding $56,599,000 principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 336,040 shares of its 9.75% cumulative redeemable preferred stock. The preferred stock may be redeemed solely at the Company’s option following the fifth anniversary of the issuance date at the liquidation price of $25 per share plus accrued and unpaid distributions. As a result of the transaction, the Company recognized a loss of $155,000 related to the write-off of the Old Debentures’ unamortized issuance costs.

The Company can redeem its 9.0% convertible subordinated debentures subsequent to after May 1, 2005 for 100% of the principal plus accrued interest. Additionally, the debentures are convertible into the Company’s common stock at any time prior to maturity at $11.00 per share. During the year ended December 31, 2004, there were no conversions of the Company’s 9.0% convertible subordinated debentures.

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

NOTE F: STOCK OPTION AND OWNERSHIP PLANS

On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, “10-year” options may be granted to key employees, and are granted to non-employee directors at the average of the high and low sales price for a share of the Company’s common stock on the New York Stock Exchange on the date of grant. A total of 600,000 shares of common stock of the Company were made available for grant, of which a maximum of 125,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date. On May 10, 2002, shareholders voted to amend the Plan, increasing the total of options available for grant to 1,800,000 and increasing the maximum of options available to non-employee directors to 500,000. At December 31, 2004, there were a total of 670,000 options granted, of which 597,500 were exercisable under the 1996 plan.

On May 9, 2003 shareholders voted to amend the Plan, renaming it the “Sizeler Property Investors, Inc. 1996 Stock Option and Incentive Plan”. The amendment extended the term of the 1996 Plan, which would have originally expired on February 1, 2006, to December 31, 2013 and provides for grants to employees of restricted stock, deferred stock, performance shares, stock bonuses, and shares in place of cash compensation. No options or shares were issued from this plan in 2004 or 2003.

The Company had a 1986 Stock Option Plan (the “1986 Plan”) which terminated in October 1996. Under the 1986 Plan, 10-year options were granted to key employees and non-employee directors at the average of the high and low sales price for a share of the Company’s common stock on the New York Stock Exchange on the date of grant. At December 31, 2004, there was a remaining total of 121,250 shares of common stock reserved for issuance upon exercise of options granted under the 1986 Plan. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date.

The following is a summary of the Company’s 1996 and 1986 Plans combined for the years ended December 31, 2004, 2003, and 2002:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	793,250	$9.28	906,943	$9.53	753,443	$9.85
Granted	—	—	—	—	158,500	9.58
Forfeited	(10,500)	9.91	—	—	—	—
Exercised	(44,000)	8.84	(27,500)	8.13	(2,000)	8.56
Expired	(20,000)	12.88	(86,193)	12.19	(3,000)	11.50

Outstanding at end of year	718,750	$9.20	793,250	$9.28	906,943	$9.53

Options exercisable	718,750	$9.20	739,000	$9.26	733,443	$9.59

No new options were granted in 2004 or 2003. Based on the Black-Scholes pricing model, the weighted-average fair value of options on the date of grant, which were granted in 2002, was $0.62.

The following table summarizes information about the Company’s stock option plans outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable at Exercise Price	Weighted - Average Exercise Price
$ 8.00 - 8.99	379,250	4.4	$8.38	379,250	$8.38
$ 9.00 - 9.99	153,000	6.4	9.49	153,000	9.49
$ 10.00 - 11.00	186,500	2.3	10.63	186,500	10.63

	718,750	4.3	$9.20	718,750	$9.20

The 1994 Directors’ Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, were entitled to receive an annual director’s fee of 750 shares. The number of shares entitled was amended to 1,000 shares effective January 1, 1996; amended to 1,500 shares effective January 1, 1997; and amended to 2,000 shares effective May 10, 2002. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. Under this Plan, there were 14,000 shares issued in 2004, 14,000 shares issued in 2003 and 14,000 shares issued in 2002.

The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the achievement of the Company’s funds from operations per share. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company incurred compensation costs totaling approximately $182,600 in 2004, $157,500 in 2003 and $145,000 in 2002.

NOTE G: RELATED PARTY TRANSACTIONS

The Company paid $20,000 in 2004 and $14,000 in both 2003 and 2002, for engineering consulting fees to a majority-owned subsidiary of Sizeler Realty. During 2004, 2003 and 2002, the Company received management fees and commissions of approximately $303,000, $294,000 and $461,000, respectively, from various entities in which Mr. Lassen and/or his spouse have an interest.

The Company leases approximately 14,800 square feet of non-retail space at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid an annual market rate of rent, including expense reimbursements, of

$112,000 in 2004 and $111,000 in 2003 and 2002. The term of the lease expires January 31, 2007 and the lease provides for one remaining five-year renewal option. Pursuant to a month-to-month agreement between Sizeler Real Estate Management Co., Inc. (“SREMCO”), a wholly-owned subsidiary of the Company, and Sizeler Realty, SREMCO occupies approximately 97% of the 14,800 square feet of space and paid rent to Sizeler Realty of $112,000 in 2004 and $111,000 in 2003 and 2002 for use of the space.

The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease with Westland Shopping Center LLC (the “LLC”), expiring on December 31, 2046. The LLC is owned by the wife of Mr. Lassen and her brother. The Company contractually paid ground rent of $65,000 in 2004, $63,000 in 2003 and $65,000 in 2002.

In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center (“Southwood”) from Sizeler Realty (LaPalco), Inc. (“LaPalco”), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease expiring on March 31, 2031 from an entity in which Mr. Lassen’s wife, her brother and her brother’s wife own the total interests. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. No ground rent was paid under the lease agreement in 2004. Ground rent in the amount of $10,000 was paid in 2003 and $27,000 was paid in 2002. In July 2004, LaPalco paid off the entire balance of the mortgage note and subsequently cancelled the mortgage on the property.

Mr. Lassen is a director and Vice Chairman of Hibernia National Bank (“Hibernia”) and Hibernia Corporation. At December 31, 2004, $15,000,000 of the Company’s $60,000,000 of bank lines of credit was provided by Hibernia. The Company had borrowings under this line totaling $136,000 at December 31, 2004. The Company had borrowings under a line of credit from Hibernia totaling $11,633,000 at December 31, 2003.

NOTE H: SHAREHOLDER DISTRIBUTIONS

The quarterly common stock distributions paid in 2004, 2003, and 2002 for federal income tax purposes were as follows:

	2004		2003		2002
	Total	Per Share	Total	Per Share	Total	Per Share
Ordinary Income	$—	$—	$1,439,000	$0.11	$3,990,000	$0.31
Return of Capital	—	—	10,599,000	0.81	7,852,000	0.61
Capital Gain	8,686,000	0.66	—	—	—	—

Total	$8,686,000	$0.66	$12,038,000	$0.92	$11,842,000	$0.92

The Company paid $819,000 in preferred distributions on its Series B Cumulative Redeemable Preferred Stock in 2004, all of which were classified as capital gain for federal income tax purposes.

NOTE I: SUBSEQUENT EVENTS

On February 4, 2005, the Company declared a $.10 per share distribution on its common stock, payable on March 4, 2005 to shareholders of record as of February 25, 2005. Also on February 4, 2005, the Company declared a $.609375 per share distribution on its 9.75% Series B Cumulative Redeemable Preferred Stock, payable on May 16, 2005 to shareholders of record on May 6, 2005.

On February 15, 2005, the Company paid a $.609375 per share distribution on its 9.75% Series B Cumulative Redeemable Preferred Stock, payable to shareholders of record on January 28, 2005.

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

The Company capitalized $819,000 in interest costs in 2004, $1.7 million in 2003 and $490,000 in 2002.

NOTE K: COMMITMENTS AND CONTINGENCIES

The Company’s officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $113,000, $113,000 and $121,000 in 2004, 2003, and 2002, respectively.

The Company, from time to time, may be subject to litigation arising from the ordinary course of its business. Management, based on advice of external counsel, does not believe that any existing litigation involving the Company will materially affect its financial condition or future results of operations.

NOTE L: SHAREHOLDER RIGHTS PLAN

On August 6, 1998, the Company’s Board of Directors adopted a replacement shareholder rights plan (“Plan”) to supersede a shareholder rights plan which had been in effect since 1989. Simultaneously, the Board declared a distribution of one purchase right (“Right”) for each share of the Company’s Common Stock outstanding at the close of business August 27, 1998, or subsequently issued. Each Right entitles the holder to purchase 1/1,000 of a share of a new Series A Preferred Stock of the Company (“Preferred Stock”).

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

The carrying values and respective fair market values of the Company’s mortgage notes payable and 9% convertible subordinated debentures are presented below. The estimated fair values of the mortgage notes were calculated as the net present value of the total payments through the loan term discounted using rates available to the Company for issuance of similar debt with similar terms at year-end 2004 and 2003. The estimated fair values of the convertible subordinated debentures were calculated using year-end market quotes obtained from the New York Stock Exchange.

	Carrying Value	Estimated Fair Market Value
Mortgage notes payable
2004	$107,713,000	$113,656,000
2003	109,140,000	117,377,000
Convertible subordinated debentures
2004	$56,599,000	$59,570,000
2003	56,599,000	60,844,000

NOTE N: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized (unaudited) quarterly financial data for the years ended 2004 and 2003 are as follows (in thousands, except per share data):

	Three months ended in 2004
	March 31	June 30	September 30	December 31
Revenues	$13,509	$13,789	$13,916	$14,492
Income from operations	$2,966	$3,490	$2,538	$3,821
Net (loss) income	$(333)	$(85)	$(1,261)	$18,042
Net (loss) income available to common shareholders	$(537)	$(290)	$(1,466)	$17,837
Net (loss) income available per common share - basic	$(0.04)	$(0.02)	$(0.11)	$1.35
Net (loss) income avialable per common share - diluted	$(0.04)	$(0.02)	$(0.11)	$1.31
Shares outstanding	13,131	13,166	13,180	13,197
Diltued shares outstanding	18,276	18,311	18,325	18,342

	Three months ended in 2003
	March 31	June 30	September 30	December 31
Revenues	$13,158	$12,725	$13,276	$13,721
Income from operations	$3,414	$3,242	$3,249	$3,688
Net income	$297	$299	$174	$453
Net income (loss) available to common shareholders	$93	$94	$(31)	$248
Net income available per common share - basic	$0.00	$0.01	$0.00	$0.02
Net income available per common share - diluted	$0.00	$0.01	$0.00	$0.02
Shares outstanding	13,084	13,085	13,086	13,089
Diltued shares outstanding	18,229	18,230	18,231	18,234

SCHEDULE II

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003, and 2002

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at Beginning of Period	Additons Charged to Operations	Deductions	Balance at End of Period
Year ended December 31, 2004
Allowance for doubtful accounts	$62,000	$298,000	$44,000	$316,000

Year ended December 31, 2003
Allowance for doubtful accounts	$116,000	$46,000	$100,000	$62,000

Year ended December 31, 2002
Allowance for doubtful accounts	$165,000	$79,000	$128,000	$116,000

SCHEDULE III

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H	Column I
Description	Encumbrance	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
		Land	Building & Improvements	Net Improvements	Land	Building & Improvements	Total
Regional enclosed malls:
Hammond Square	—	2,574,000	23,664,000	5,284,000	4,026,000	27,496,000	31,522,000	13,254,000	1978, 1992, 1995	1987	10-40yrs
North Shore Square	21,498,000	4,000,000	30,150,000	9,491,000	4,109,000	39,532,000	43,641,000	13,111,000	1986, 1995, 2001, 2002, 2003	1994	10-40yrs
Southland Mall	—	2,408,000	28,289,000	15,506,000	2,485,000	43,718,000	46,203,000	19,723,000	1970, 1981, 1994, 2003	1986	10-40yrs

	21,498,000	8,982,000	82,103,000	30,281,000	10,620,000	110,746,000	121,366,000	46,088,000

Community shopping centers:
Airline Park	—	977,000	1,037,000	1,511,000	977,000	2,548,000	3,525,000	903,000	1973, 1986, 2001, 2003	1987	10-40yrs
Azalea Gardens	—	574,000	806,000	790,000	575,000	1,595,000	2,170,000	688,000	1950, 1986, 2002, 2003	1987	10-40yrs
Colonial	—	554,000	555,000	834,000	559,000	1,384,000	1,943,000	838,000	1967, 1987, 1999	1987	10-40yrs
Florida Shores	2,691,000	1,507,000	2,893,000	266,000	1,507,000	3,159,000	4,666,000	216,000	1983	2003	10-40yrs
Gonzales Plaza	—	713,000	4,381,000	1,369,000	727,000	5,736,000	6,463,000	2,225,000	1989, 2001, 2002, 2003	1991	10-40yrs
Lantana Plaza	—	7,923,000	14,107,000	3,511,000	8,386,000	17,155,000	25,541,000	5,108,000	1992, 1999	1993	10-40yrs
Rainbow Square	2,517,000	970,000	4,443,000	2,098,000	984,000	6,527,000	7,511,000	2,286,000	1986, 2001, 2003	1988	10-40yrs
Town and Country	—	860,000	3,194,000	8,591,000	1,502,000	11,143,000	12,645,000	1,774,000	1989, 2000, 2001, 2002	1993	10-40yrs
Weeki Wachee	—	2,185,000	4,179,000	1,257,000	2,149,000	5,472,000	7,621,000	2,219,000	1987, 2000, 2002	1988	10-40yrs
Westgate	—	1,809,000	2,162,000	2,616,000	1,774,000	4,813,000	6,587,000	1,901,000	1964, 1987, 2001	1987	10-40yrs
Westland	—	—	3,068,000	2,334,000	0	5,402,000	5,402,000	2,706,000	1966, 1990, 1999	1987	10-40yrs
Westward	—	5,938,000	13,506,000	4,521,000	5,997,000	17,968,000	23,965,000	6,434,000	1961, 1990, 1995, 2000, 2003	1992	10-40yrs

	5,208,000	24,010,000	54,331,000	29,698,000	25,137,000	82,902,000	108,039,000	27,298,000

Apartments:
Bel Air	3,912,000	500,000	3,674,000	2,375,000	500,000	6,049,000	6,549,000	2,244,000	1968, 1974, 2003	1992	10-40yrs
Bryn Mawr	9,242,000	1,575,000	9,020,000	2,070,000	1,654,000	11,011,000	12,665,000	3,603,000	1991, 1999	1993	10-40yrs
Colonial Manor	—	212,000	771,000	567,000	212,000	1,338,000	1,550,000	685,000	1967, 1994	1987	10-40yrs
Garden Lane	5,382,000	500,000	3,117,000	3,426,000	500,000	6,543,000	7,043,000	2,584,000	1966, 1971, 1999	1992	10-40yrs
Georgian	—	839,000	2,420,000	3,152,000	839,000	5,572,000	6,411,000	2,074,000	1951, 1993, 2004	1992	10-40yrs
Governors Gate	10,329,000	499,000	14,417,000	542,000	500,000	14,958,000	15,458,000	3,279,000	1999	1998	10-40yrs
Governors Gate I I	11,448,000	1,149,000	16,719,000	194,000	1,185,000	16,877,000	18,062,000	538,000	2004	2004	10-40yrs
Greenbrier	—	370,000	15,336,000	0	370,000	15,336,000	15,706,000	293,000	(a)	(a)	10-40yrs
Hampton Park	6,861,000	1,305,000	6,616,000	5,055,000	1,162,000	11,814,000	12,976,000	4,738,000	1977, 1995, 2003, 2004	1993	10-40yrs
Jamestown	3,981,000	712,000	4,035,000	1,681,000	712,000	5,716,000	6,428,000	1,883,000	1972	1995	10-40yrs
Lafayette Square	14,801,000	2,632,000	14,282,000	17,168,000	2,471,000	31,611,000	34,082,000	10,391,000	1969-1972, 1995, 1999, 2003, 2004	1993	10-40yrs
Magnolia Place	3,848,000	175,000	2,050,000	1,290,000	175,000	3,340,000	3,515,000	1,349,000	1984	1991	10-40yrs
Pine Bend	2,941,000	450,000	3,029,000	4,031,000	452,000	7,058,000	7,510,000	1,981,000	1979, 2003	1992	10-40yrs
Steeplechase	4,191,000	594,000	3,328,000	1,729,000	594,000	5,057,000	5,651,000	1,980,000	1982	1992	10-40yrs
Woodcliff	4,071,000	695,000	4,047,000	2,272,000	695,000	6,319,000	7,014,000	2,413,000	1977, 1999, 2003	1993	10-40yrs

	81,007,000	12,207,000	102,861,000	45,552,000	12,021,000	148,599,000	160,620,000	40,035,000

Undeveloped Land		2,736,000	57,000	385,000	3,221,000	455,000	3,676,000

TOTAL	107,713,000	47,935,000	239,352,000	105,916,000	50,999,000	342,702,000	393,701,000	113,421,000

(a)	Greenbrier Estates, a new apartment community located in Slidell, Louisiana as of December 31, 2004 is considered by the Company to be partially completed, with 82 of the 144 units in service.

Note:	This schedule does not include the Company’s 50% interest in a real estate partnership.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

Note (a)	Changes in real estate owned were as follows:

	2004	2003	2002
Balance at beginning of year	$403,425,000	$365,112,000	$349,437,000
Additions during year:
Investments in land	1,900,000	395,000	892,000
Improvements	19,529,000	32,218,000	14,783,000
Acquisitions	—	5,700,000	—
Deductions during the period
Sale of properties	(31,153,000)	—	—

Balance at end of year	$393,701,000	$403,425,000	$365,112,000

Note (b)	Changes in accumulated depreciation of real estate assets owned were as follows:

	2004	2003	2002
Balance at beginning of year	108,594,000	97,322,000	86,627,000
Additions during year:
Depreciation on real estate	12,759,000	11,272,000	10,695,000
Deductions during the period
Sale of properties	(7,932,000)	—	—

Balance at end of year	$113,421,000	$108,594,000	$97,322,000

Note (c)	The income tax basis of real estate, net of accumulated tax depreciation, was approximately $293 million at December 31, 2004.

Note (d)	Depreciation is provided by the straight-line method over the estimated useful lives, which are as follows:

Buildings and improvements	10 - 40 years
Parking lots	20 years
Tenant improvements	Lease term

Note (e)	The Company holds its interest in the Westland Shopping Center under a long-term ground lease.

FORM 10-K EXHIBITS

3.1	Articles of Incorporation	Incorporated by Reference (16)
3.2	By-Laws, as amended	Incorporated by Reference (17)
3.3	Articles supplementary creating the Registrant’s 9.75% Series B Cumulative Redeemable Preferred Stock	Incorporated by Reference (18)
4.1	Form of Certificate for Common Stock, $.0001 par value	Incorporated by Reference (22)
4.2	Indenture for the Registrant’s 9% Convertible Subordinated Debentures, due 2009	Incorporated by Reference (18)
4.3	Debenture for the Registrant’s 9% Convertible Subordinated Debentures due 2009	Incorporated by Reference (18)
4.4	Shareholder Rights Agreement dated as of August 6, 1998	Incorporated by Reference (6)
4.5	Amendment No. 1 to Shareholder Rights Agreement	Incorporated by Reference (15)
10.1A	Management Agreement between the Company and Sizeler Real Estate Management Co., Inc.	Incorporated by Reference (1)
10.1B	Amendment No. 1 to Management Agreement	Incorporated by Reference (3)
10.1C	Amendment No. 2 to Management Agreement	Incorporated by Reference (4)
10.1D	Amendment No. 3 to Management Agreement	Incorporated by Reference (8)
10.1E	Amendment No. 5 to Management Agreement	Incorporated by Reference (10)
10.1F	Amendment No. 4 to Management Agreement	Incorporated by Reference (14)
10.1G	Amendment No. 6 to Management Agreement	Incorporated by Reference (14)
10.1H	Amendment No. 7 to Management Agreement	Incorporated by Reference (14)
10.2	Form of Indemnification Agreement which the Company has entered into with each officer and director	Filed herewith
10.3	Form of Right of First Refusal which has been entered into by the Company and each of Sidney W. Lassen and Sizeler Realty Co., Inc.	Incorporated by Reference (2)
10.4	The Company’s 1986 Stock Option Plan, as amended through January 25, 1991*	Incorporated by Reference (8)
10.5	Form of Deferred Compensation Agreement (The Company has such an agreement with Sidney W. Lassen)*	Incorporated by Reference (9)
10.6	The Company’s 1989 Directors Stock Option Plan*	Incorporated by Reference (5)
10.7	Sizeler Property Investors, Inc. Incentive Award Plan*	Incorporated by Reference (12)
10.8	First Amendment to the Sizeler Property Investors, Inc. Incentive Award Plan*	Incorporated by Reference (12)

10.9	Sizeler Property Investors, Inc. 1994 Directors’ Stock Ownership Plan, as amended*	Incorporated by Reference (20)
10.10	Severance Agreement, as restated, between the Company and Sidney W. Lassen*	Incorporated by Reference (19)
10.11	Severance Agreement, as restated, between the Company and Thomas A. Masilla, Jr.* (The Company also has a Severance Agreement with James W. Brodie, which is identical to Mr. Masilla’s Agreement)	Incorporated by Reference (19)
10.12

Non-Elective Deferred Compensation Agreement between Company and Thomas A. Masilla, Jr. (The Company also has Non-Elective Deferred Compensation Agreements with Sidney W. Lassen and James W. Brodie which contain substantially similar terms)*

Incorporated by Reference (13)
10.13	The Company’s 1996 Stock Option and Incentive Plan, as amended*	Incorporated by Reference (21)
10.14	Trust Agreement between the Company and Hibernia National Bank Dated February 24, 2005	Incorporated by Reference (23)
10.15A	Non-Elective Deferred Compensation Agreement effective January 1, 2005, entered into between the Company and Sidney W. Lassen*	Incorporated by Reference (23)
10.15B	Non-Elective Deferred Compensation Agreement effective January 1, 2005 entered into between the Company and Thomas A. Masilla Jr.*	Incorporated by Reference (23)
10.15C	Non-Elective Deferred Compensation Agreement effective January 1, 2005, entered into between the Company and James W. Brodie.*	Incorporated by Reference (23)
10.15D	Non-Elective Deferred Compensation Agreement effective January 1, 2005, entered into between the Company and Guy M. Cheramie*	Incorporated by Reference (23)
10.16

Agreement for Sale and Purchase of Lakeview Club Apartments effective November 18, 2004 together with the First Amendment effective December 3, 2004, the Second Amendment effective December 10, 2004, the Third Amendment effective December 16, 2004, and the Reinstatement and Fourth Amendment effective December 21, 2004

Incorporated by Reference (24)
21	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer	Filed herewith

(1)	Incorporated by reference to the exhibits filed on November 5, 1986, with the Company’s original registration statement on Form S-11 (No. 33-9973).
(2)	Incorporated by reference to the exhibits filed on November 24, 1986, with Amendment No. 1 to the Company’s registration statement on Form S-11.
(3)	Incorporated by reference to the exhibits filed on January 14, 1987, with Amendment No. 3 to the Company’s registration statement on Form S-11.
(4)	Incorporated by reference to the exhibits filed on February 6, 1987, with Post-Effective Amendment No. 1 to the Company’s registration statement on Form S-11.
(5)	Incorporated by reference to the Exhibit A to the Company’s Proxy Statement, dated March 23, 1989.
(6)	Incorporated by reference to the exhibit to the Company’s Form 8-A, filed on August 26, 1998.
(7)	Incorporated by reference to the Exhibit A to the Company’s Proxy Statement, dated April 5, 1991.
(8)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1990.
(9)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1991.
(10)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1992.
(11)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K dated May 26, 1993.
(12)	Incorporated by reference to the exhibits filed on March 7, 1994, with the Company’s registration statement on Form S-3 (No. 33-76134).
(13)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(14)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(15)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1998.
(16)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K dated June 26, 2001.
(17)	Incorporated by reference to the exhibits filed on October 25, 2001 with the Company’s Registration Statement on Form S-4 (No. 333-72208).
(18)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K filed on May 8, 2002.
(19)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001.
(20)	Incorporated by reference to the exhibits to the Company’s definitive proxy material for its 2002 Annual Meeting of Stockholders.
(21)	Incorporated by reference to the exhibits to the Company’s definitive proxy material for its 2003 Annual Meeting of Stockholders.
(22)	Incorporated by reference to the exhibits to the Company’s registration statement on Form 8-A/A filed on December 18, 2001.
(23)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K filed on March 1, 2005.
(24)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K filed on January 5, 2005.
*	Management compensation plan agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.

By:	/s/ GUY M. CHERAMIE
Guy M. Cheramie
Chief Financial Officer

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ SIDNEY W. LASSEN	Chairman of the Board	March 14, 2005
	Sidney W. Lassen	(Chief Executive Officer)

By:	/s/ THOMAS A. MASILLA, JR.	President (Principal Operating Office)	March 14, 2005
Thomas A. Masilla, Jr.

By:	/s/ GUY M. CHERAMIE	Chief Financial Officer	March 14, 2005
	Guy M. Cheramie	(Principal Financial Officer)

By:	/s/ J. TERRELL BROWN	Director	March 14, 2005
J. Terrell Brown

By:	/s/ JAMES R. PELTIER	Director	March 14, 2005
James R. Peltier

By:	/s/ HAROLD B. JUDELL	Director	March 14, 2005
Harold B. Judell

By:	/s/ JAMES W. MCFARLAND	Director	March 14, 2005
James W. McFarland

By:	/s/ RICHARD L. PEARLSTONE	Director	March 14, 2005
Richard L. Pearlstone

By:	/s/ THEODORE H. STRAUSS	Director	March 14, 2005
Theodore H. Strauss

By:	/s/ WILLIAM G. BYRNES	Director and Vice Chairman of the Board	March 14, 2005
William G. Byrnes