Form 10-K/A
period 2004-12-31
SIZELER PROPERTY INVESTORS INC
filed 2005-03-17
CIK 805419

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

On March 14, 2005, we filed our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K). On the following day, March 15, we sold 2,649,000 newly issued shares of our common stock to institutional investors, with the intention to apply the sale proceeds toward the redemption of our outstanding 9% convertible subordinated debentures. Inasmuch as this transaction was a highly important step in the execution of management’s strategic plan for the Company, which was extensively discussed in our 2004 Form 10-K, we are now amending that document to update the strategic plan discussion to make that discussion more informative and useful to investors. The updated information has been added to Item 1. Business - The Company, under the subheading Highlights of Effort to Improve Shareholder Value.

We have also filed a Current Report on Form 8-K with respect to the stock sale transaction.

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

Implementation of our Strategic Plan

Key elements of our strategic plan include the following:

•	Reductions in operating expenses focused on generating operating efficiencies.

•	Reduction in the dividend payout rate to fund property repositioning from internally-generated capital. The Board believed that shareholders could obtain better returns through reinvestment of these funds than through distribution.

•	Recycle capital through the disposition of fully-appreciated properties to generate funds for the repayment of debt and for new projects.

•	Emphasize rapidly growing markets, especially within Florida, for future development and acquisition. This strategy takes advantage of management’s experience and insights into individual sub-markets.

•	In seeking to add to the portfolio in these markets, utilize our expertise in developing, redeveloping and acquiring properties.

•	Explore the possibility for alternative ownership structures for the malls with other mall owners and operators.

•	Focus on a balanced portfolio of apartments and retail assets, because the Board believes that these two property types have proven over many real estate cycles to be counter-cyclical.

•	Strengthen our balance sheet and reduce long-term debt and interest expense.

•	Further improve our balance sheet through reduction of short-term, floating rate bank debt.

•	Through these deleveraging efforts, enable us to undertake new acquisition and development projects which are planned to contribute to long-term growth in cash flow.

•	Pursue merchant development activities (i.e., the development of properties for sale or for long-term ownership) through our newly formed taxable REIT subsidiary, which are planned to generate fee income and profit opportunities from gains on sale of the assets, as well as to contribute to increases in asset value.

Highlights of Effort to Improve Shareholder Value

We have achieved a number of the objectives of our strategic plan and longer term efforts to enhance performance and asset value. These include:

•	Sale of the Lakeview Club apartments in Ft. Lauderdale, Florida at a 4.2% trailing cap rate for a gain of approximately $17.9 million, resulting in debt reduction of $40.5 million.

•	Improvement in overall apartment occupancy rates to 95.0% in 2004 from 89.2% in 2003.

•	The addition of 348 new apartment units through one new development project brought on-line in 2004 and a partially-completed second development project to be fully completed in 2005.

•	Beneficiary of enabling legislation, after lobbying efforts, that will allow us to develop a new property in Slidell, LA.

•	Sale on March 15, 2005 of 2,649,000 shares of our common stock to TIAA-CREF Investment Management, LLC; Heitman Real Estate Securities, Inc.; RREEF America, L.L.C.; and Palisade Capital Management LLC, purchasing for their clients, affiliates or themselves; for a total price of $28.5 million or $10.75 per share. Our estimated proceeds, net of all fees and expenses of that transaction, will be approximately $27.2 million.

•	Planned redemption of our 9% convertible subordinated debentures (approximately $56.6 million) subsequent to May 1, 2005. We will apply the net proceeds of the common stock placement toward the redemption of the debentures.

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

The Company can redeem its 9.0% convertible subordinated debentures subsequent to May 1, 2005 for 100% of the principal plus accrued interest. Additionally, the debentures are convertible into the Company’s common stock at any time prior to maturity at $11.00 per share. During the year ended December 31, 2004, there were no conversions of the Company’s 9.0% convertible subordinated debentures.

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

SCHEDULE III

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H	Column I
Description	Encumbrance	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
		Land	Building & Improvements	Net Improvements	Land	Building & Improvements	Total
Regional enclosed malls:
Hammond Square	—	2,574,000	23,664,000	5,284,000	4,026,000	27,496,000	31,522,000	13,254,000	1978, 1992, 1995	1987	10-40yrs
North Shore Square	21,498,000	4,000,000	30,150,000	9,491,000	4,109,000	39,532,000	43,641,000	13,111,000	1986, 1995, 2001, 2002, 2003	1994	10-40yrs
Southland Mall	—	2,408,000	28,289,000	15,506,000	2,485,000	43,718,000	46,203,000	19,723,000	1970, 1981, 1994, 2003	1986	10-40yrs

	21,498,000	8,982,000	82,103,000	30,281,000	10,620,000	110,746,000	121,366,000	46,088,000

Community shopping centers:
Airline Park	—	977,000	1,037,000	1,511,000	977,000	2,548,000	3,525,000	903,000	1973, 1986, 2001, 2003	1987	10-40yrs
Azalea Gardens	—	574,000	806,000	790,000	575,000	1,595,000	2,170,000	688,000	1950, 1986, 2002, 2003	1987	10-40yrs
Colonial	—	554,000	555,000	834,000	559,000	1,384,000	1,943,000	838,000	1967, 1987, 1999	1987	10-40yrs
Florida Shores	2,691,000	1,507,000	2,893,000	266,000	1,507,000	3,159,000	4,666,000	216,000	1983	2003	10-40yrs
Gonzales Plaza	—	713,000	4,381,000	1,369,000	727,000	5,736,000	6,463,000	2,225,000	1989, 2001, 2002, 2003	1991	10-40yrs
Lantana Plaza	—	7,923,000	14,107,000	3,511,000	8,386,000	17,155,000	25,541,000	5,108,000	1992, 1999	1993	10-40yrs
Rainbow Square	2,517,000	970,000	4,443,000	2,098,000	984,000	6,527,000	7,511,000	2,286,000	1986, 2001, 2003	1988	10-40yrs
Town and Country	—	860,000	3,194,000	8,591,000	1,502,000	11,143,000	12,645,000	1,774,000	1989, 2000, 2001, 2002	1993	10-40yrs
Weeki Wachee	—	2,185,000	4,179,000	1,257,000	2,149,000	5,472,000	7,621,000	2,219,000	1987, 2000, 2002	1988	10-40yrs
Westgate	—	1,809,000	2,162,000	2,616,000	1,774,000	4,813,000	6,587,000	1,901,000	1964, 1987, 2001	1987	10-40yrs
Westland	—	—	3,068,000	2,334,000	0	5,402,000	5,402,000	2,706,000	1966, 1990, 1999	1987	10-40yrs
Westward	—	5,938,000	13,506,000	4,521,000	5,997,000	17,968,000	23,965,000	6,434,000	1961, 1990, 1995, 2000, 2003	1992	10-40yrs

	5,208,000	24,010,000	54,331,000	29,698,000	25,137,000	82,902,000	108,039,000	27,298,000

Apartments:
Bel Air	3,912,000	500,000	3,674,000	2,375,000	500,000	6,049,000	6,549,000	2,244,000	1968, 1974, 2003	1992	10-40yrs
Bryn Mawr	9,242,000	1,575,000	9,020,000	2,070,000	1,654,000	11,011,000	12,665,000	3,603,000	1991, 1999	1993	10-40yrs
Colonial Manor	—	212,000	771,000	567,000	212,000	1,338,000	1,550,000	685,000	1967, 1994	1987	10-40yrs
Garden Lane	5,382,000	500,000	3,117,000	3,426,000	500,000	6,543,000	7,043,000	2,584,000	1966, 1971, 1999	1992	10-40yrs
Georgian	—	839,000	2,420,000	3,152,000	839,000	5,572,000	6,411,000	2,074,000	1951, 1993, 2004	1992	10-40yrs
Governors Gate	10,329,000	499,000	14,417,000	542,000	500,000	14,958,000	15,458,000	3,279,000	1999	1998	10-40yrs
Governors Gate I I	11,448,000	1,149,000	16,719,000	194,000	1,185,000	16,877,000	18,062,000	538,000	2004	2004	10-40yrs
Greenbrier	—	370,000	15,336,000	0	370,000	15,336,000	15,706,000	293,000	(a)	(a)	10-40yrs
Hampton Park	6,861,000	1,305,000	6,616,000	5,055,000	1,162,000	11,814,000	12,976,000	4,738,000	1977, 1995, 2003, 2004	1993	10-40yrs
Jamestown	3,981,000	712,000	4,035,000	1,681,000	712,000	5,716,000	6,428,000	1,883,000	1972	1995	10-40yrs
Lafayette Square	14,801,000	2,632,000	14,282,000	17,168,000	2,471,000	31,611,000	34,082,000	10,391,000	1969-1972, 1995, 1999, 2003, 2004	1993	10-40yrs
Magnolia Place	3,848,000	175,000	2,050,000	1,290,000	175,000	3,340,000	3,515,000	1,349,000	1984	1991	10-40yrs
Pine Bend	2,941,000	450,000	3,029,000	4,031,000	452,000	7,058,000	7,510,000	1,981,000	1979, 2003	1992	10-40yrs
Steeplechase	4,191,000	594,000	3,328,000	1,729,000	594,000	5,057,000	5,651,000	1,980,000	1982	1992	10-40yrs
Woodcliff	4,071,000	695,000	4,047,000	2,272,000	695,000	6,319,000	7,014,000	2,413,000	1977, 1999, 2003	1993	10-40yrs

	81,007,000	12,207,000	102,861,000	45,552,000	12,021,000	148,599,000	160,620,000	40,035,000

Undeveloped Land		2,736,000	57,000	385,000	3,221,000	455,000	3,676,000

TOTAL	107,713,000	47,935,000	239,352,000	105,916,000	50,999,000	342,702,000	393,701,000	113,421,000

(a)	Greenbrier Estates, a new apartment community located in Slidell, Louisiana as of December 31, 2004 is considered by the Company to be partially completed, with 82 of the 144 units in service.

Note:	This schedule does not include the Company’s 50% interest in a real estate partnership.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)

Note (a)	Changes in real estate owned were as follows:

	2004	2003	2002
Balance at beginning of year	$403,425,000	$365,112,000	$349,437,000
Additions during year:
Investments in land	1,900,000	395,000	892,000
Improvements	19,529,000	32,218,000	14,783,000
Acquisitions	—	5,700,000	—
Deductions during the period
Sale of properties	(31,153,000)	—	—

Balance at end of year	$393,701,000	$403,425,000	$365,112,000

Note (b)	Changes in accumulated depreciation of real estate assets owned were as follows:

	2004	2003	2002
Balance at beginning of year	108,594,000	97,322,000	86,627,000
Additions during year:
Depreciation on real estate	12,759,000	11,272,000	10,695,000
Deductions during the period
Sale of properties	(7,932,000)	—	—

Balance at end of year	$113,421,000	$108,594,000	$97,322,000

Note (c)	The income tax basis of real estate, net of accumulated tax depreciation, was approximately $293 million at December 31, 2004.

Note (d)	Depreciation is provided by the straight-line method over the estimated useful lives, which are as follows:

Buildings and improvements	10 - 40 years
Parking lots	20 years
Tenant improvements	Lease term

Note (e)	The Company holds its interest in the Westland Shopping Center under a long-term ground lease.

FORM 10-K EXHIBITS

3.1	Articles of Incorporation	Incorporated by Reference (16)
3.2	By-Laws, as amended	Incorporated by Reference (17)
3.3	Articles supplementary creating the Registrant’s 9.75% Series B Cumulative Redeemable Preferred Stock	Incorporated by Reference (18)
4.1	Form of Certificate for Common Stock, $.0001 par value	Incorporated by Reference (22)
4.2	Indenture for the Registrant’s 9% Convertible Subordinated Debentures, due 2009	Incorporated by Reference (18)
4.3	Debenture for the Registrant’s 9% Convertible Subordinated Debentures due 2009	Incorporated by Reference (18)
4.4	Shareholder Rights Agreement dated as of August 6, 1998	Incorporated by Reference (6)
4.5	Amendment No. 1 to Shareholder Rights Agreement	Incorporated by Reference (15)
10.1A	Management Agreement between the Company and Sizeler Real Estate Management Co., Inc.	Incorporated by Reference (1)
10.1B	Amendment No. 1 to Management Agreement	Incorporated by Reference (3)
10.1C	Amendment No. 2 to Management Agreement	Incorporated by Reference (4)
10.1D	Amendment No. 3 to Management Agreement	Incorporated by Reference (8)
10.1E	Amendment No. 5 to Management Agreement	Incorporated by Reference (10)
10.1F	Amendment No. 4 to Management Agreement	Incorporated by Reference (14)
10.1G	Amendment No. 6 to Management Agreement	Incorporated by Reference (14)
10.1H	Amendment No. 7 to Management Agreement	Incorporated by Reference (14)
10.2	Form of Indemnification Agreement which the Company has entered into with each officer and director	Incorporated by Reference (25)
10.3	Form of Right of First Refusal which has been entered into by the Company and each of Sidney W. Lassen and Sizeler Realty Co., Inc.	Incorporated by Reference (2)
10.4	The Company’s 1986 Stock Option Plan, as amended through January 25, 1991*	Incorporated by Reference (8)
10.5	Form of Deferred Compensation Agreement (The Company has such an agreement with Sidney W. Lassen)*	Incorporated by Reference (9)
10.6	The Company’s 1989 Directors Stock Option Plan*	Incorporated by Reference (5)
10.7	Sizeler Property Investors, Inc. Incentive Award Plan*	Incorporated by Reference (12)
10.8	First Amendment to the Sizeler Property Investors, Inc. Incentive Award Plan*	Incorporated by Reference (12)

10.9	Sizeler Property Investors, Inc. 1994 Directors’ Stock Ownership Plan, as amended*	Incorporated by Reference (20)
10.10	Severance Agreement, as restated, between the Company and Sidney W. Lassen*	Incorporated by Reference (19)
10.11	Severance Agreement, as restated, between the Company and Thomas A. Masilla, Jr.* (The Company also has a Severance Agreement with James W. Brodie, which is identical to Mr. Masilla’s Agreement)	Incorporated by Reference (19)
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

Incorporated by Reference (24)
21	List of Subsidiaries	Incorporated by Reference (25)
23.1	Consent of KPMG LLP	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer	Filed herewith

(1)	Incorporated by reference to the exhibits filed on November 5, 1986, with the Company’s original registration statement on Form S-11 (No. 33-9973).
(2)	Incorporated by reference to the exhibits filed on November 24, 1986, with Amendment No. 1 to the Company’s registration statement on Form S-11.
(3)	Incorporated by reference to the exhibits filed on January 14, 1987, with Amendment No. 3 to the Company’s registration statement on Form S-11.
(4)	Incorporated by reference to the exhibits filed on February 6, 1987, with Post-Effective Amendment No. 1 to the Company’s registration statement on Form S-11.
(5)	Incorporated by reference to the Exhibit A to the Company’s Proxy Statement, dated March 23, 1989.
(6)	Incorporated by reference to the exhibit to the Company’s Form 8-A, filed on August 26, 1998.
(7)	Incorporated by reference to the Exhibit A to the Company’s Proxy Statement, dated April 5, 1991.
(8)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1990.
(9)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1991.
(10)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1992.
(11)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K dated May 26, 1993.
(12)	Incorporated by reference to the exhibits filed on March 7, 1994, with the Company’s registration statement on Form S-3 (No. 33-76134).
(13)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(14)	Incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(15)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 1998.
(16)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K dated June 26, 2001.
(17)	Incorporated by reference to the exhibits filed on October 25, 2001 with the Company’s Registration Statement on Form S-4 (No. 333-72208).
(18)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K filed on May 8, 2002.
(19)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2001.
(20)	Incorporated by reference to the exhibits to the Company’s definitive proxy material for its 2002 Annual Meeting of Stockholders.
(21)	Incorporated by reference to the exhibits to the Company’s definitive proxy material for its 2003 Annual Meeting of Stockholders.
(22)	Incorporated by reference to the exhibits to the Company’s registration statement on Form 8-A/A filed on December 18, 2001.
(23)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K filed on March 1, 2005.
(24)	Incorporated by reference to the exhibits filed with the Company’s Form 8-K filed on January 5, 2005.
(25)	Incorporated by reference to the exhibits filed with the Company’s Form 10-K for the year ended December 31, 2004.
*	Management compensation plan agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.

By:	/s/ GUY M. CHERAMIE
Guy M. Cheramie
Chief Financial Officer

Date: March 17, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ SIDNEY W. LASSEN	Chairman of the Board	March 17, 2005
	Sidney W. Lassen	(Chief Executive Officer)

By:	/s/ THOMAS A. MASILLA, JR.	President (Principal Operating Office)	March 17, 2005
Thomas A. Masilla, Jr.

By:	/s/ GUY M. CHERAMIE	Chief Financial Officer	March 17, 2005
	Guy M. Cheramie	(Principal Financial Officer)

By:	/s/ J. TERRELL BROWN	Director	March 17, 2005
J. Terrell Brown

By:	/s/ JAMES R. PELTIER	Director	March 17, 2005
James R. Peltier

By:	/s/ HAROLD B. JUDELL	Director	March 17, 2005
Harold B. Judell

By:	/s/ JAMES W. MCFARLAND	Director	March 17, 2005
James W. McFarland

By:	/s/ RICHARD L. PEARLSTONE	Director	March 17, 2005
Richard L. Pearlstone

By:	/s/ THEODORE H. STRAUSS	Director	March 17, 2005
Theodore H. Strauss

By:	/s/ WILLIAM G. BYRNES	Director and Vice Chairman of the Board	March 17, 2005
William G. Byrnes