Form 10-K/A
period 2004-12-31
SIZELER PROPERTY INVESTORS INC
filed 2005-04-29
CIK 805419

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares of the Company’s common stock (“Shares”) outstanding at April 12, 2005, was 16,315,773.

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

This Amendment No. 2 to the Annual Report on Form 10-K of Sizeler Property Investors, Inc. (the “Company”) for the fiscal year ended December 31, 2004 is being filed for the sole purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table sets forth the age and principal occupation of each of our directors. Unless otherwise stated, each director has held the position indicated for at least the past five years.

Name, Tenure and Position(s) with the Company	Age	Principal Occupation and Business Experience for Past Five Years
Directors Whose Terms Expire in 2005

William G. Byrnes Non-executive Vice-Chairman since 2004; Director since 2002	52	Chairman of BuzzMetrics (consulting) since 1999; Chairman and CEO of Inceiba LLC (technology incubator) from June 1999 to December 2000; interim CEO of Meditrust Corporation from January 2000 to April 2000; Managing Director, Alex. Brown & Sons Incorporated prior to 1998.

Sidney W. Lassen Chairman of the Board and Chief Executive Officer since 1986	70	Chairman of the Board and Chief Executive Officer of the Company; Chairman of the Board and Chief Executive Officer of Sizeler Realty Co., Inc.

James R. Peltier Director since 2004	74	Oral and Maxillofacial Surgeon (retired).

Directors Whose Terms Expire in 2006

Thomas A. Masilla, Jr. President and Chief Operating Officer since 1995, Director since 1986	58	President and Chief Operating Officer since 1995 and Chief Financial Officer from 1996 through May 1999.

James W. McFarland Director since 1994	59	Dean of A.B. Freeman School of Business, Tulane University.

Theodore H. Strauss Director since 1994	80	Senior Managing Director with Bear Stearns & Co. Inc. from 1990 through February 2005; private investor.

Name, Tenure and Position(s) with the Company	Age	Principal Occupation and Business Experience for Past Five Years
Directors Whose Terms Expire in 2007

J. Terrell Brown Director since 1995	65	Chairman of GMFS, LLC (mortgage lending) since May 1999. Prior to May 1999, Chairman and Chief Executive Officer of United Companies Financial Corporation (financial services).

Harold B. Judell Director since 1986	90	Senior partner in the law firm of Foley & Judell, LLP; President and Chairman of the Board of Dauphine Orleans Hotel Corporation.

Richard L. Pearlstone Director since 1986	57	President of The Pearlstone Group, Inc. (investments) since 1995; managing partner of North Investment LP since November 1986.

Other Trusteeships and Directorships

The directors of the Company serve on the Boards of Directors or the Boards of Trustees of the following publicly held companies:

Name	Company
William G. Byrnes	LaQuinta Corporation CapitalSource Inc.
Sidney W. Lassen	Hibernia Corporation
James W. McFarland	Stewart Enterprises, Inc.
Theodore H. Strauss	Clear Channel Communications, Inc.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors currently consists of Messrs. McFarland, Byrnes, Judell and Peltier. Dr. Peltier joined the Board in January 2004 and was appointed to the Audit Committee effective February 2004. Each member of the Audit Committee is “independent” as that term is defined in the New York Stock Exchange listing standards. The Audit Committee and the Board of Directors have determined that James W. McFarland is an “Audit Committee Financial Expert” in accordance with the SEC rules and regulations and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange. Each member of the Audit Committee is financially literate, as such qualification is interpreted by the Company’s Board in its business judgment.

Executive Officers

The following table sets forth our executive officers, who are elected annually by the Board of Directors and serve at the discretion of the Board. Unless otherwise stated, each executive officer has held the position indicated for at least the past five years.

Name, Tenure and Position(s) with the Company	Age	Principal Occupation and Business Experience for Past Five Years
Sidney W. Lassen Chairman of the Board and Chief Executive Officer since 1986	70	See table under “Directors.”

Thomas A. Masilla, Jr. President and Chief Operating Officer since 1995 and Director since 1986	58	See table under “Directors.”

Name, Tenure and Position(s) with the Company	Age	Principal Occupation and Business Experience for Past Five Years
Guy M. Cheramie Chief Financial Officer since 2005	58	Chief Financial Officer of the Company since January 2005; Chief Financial Officer of Sizeler Real Estate Management Co., Inc. from 1994 through January 2005.

James W. Brodie Vice President since 1991 and Secretary since 1999	36	Vice President of the Company since 1991; Secretary of the Company since 1999; Assistant Secretary from 1997 to 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of reports filed pursuant to Section 16(a) of the Exchange Act during its most recent fiscal year or written representations from directors and executive officers required to file such reports, the Company believes that all such filings required of its executive officers and directors were timely made.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all directors, officers and employees. The Code is available on the Company’s website. We intend to disclose on our website any amendment to, or waiver of, any provision of its code of business conduct and ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.

Item 11. Executive Compensation

Summary Compensation Table

The following table contains information with respect to the annual and long-term compensation for the years ended December 31, 2004, 2003 and 2002 for the Company’s chief executive officer and each other person who was an executive officer of the Company on December 31, 2004 who received cash compensation in excess of $100,000 during 2004 (the “Named Officers”).

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus (1)	Restricted Stock Awards (2)	Securities Underlying Options (3)	All Other Compensation (4)
Sidney W. Lassen Chairman of the Board and Chief Executive Officer	2004 2003 2002	$354,000 354,000 354,000	$88,600 75,000 75,000	$301,000 0 0	0 0 35,000	$41,900 40,992 40,900

Thomas A. Masilla, Jr. President and Chief Operating Officer	2004 2003 2002	$275,000 275,000 275,000	$62,800 50,000 50,000	$198,660 0 0	0 0 25,000	$33,925 33,500 33,000

James W. Brodie Secretary and Vice President	2004 2003 2002	$200,000 200,000 193,000	$31,200 20,000 20,000	$102,340 0 0	0 0 17,500	$26,231 25,994 24,800

Charles E. Miller, Jr. Chief Financial Officer (5)	2004 2003	$152,000 152,000	$0 12,500	0 0	0 0	$18,532 15,200

(1)	This amount was paid one-half in shares of common stock and one-half in cash.
(2)	Grant of restricted shares under the 1996 Stock Option and Incentive Plan, as amended. The shares were granted in 2005; vest 20% on each of February 9, 2006, 2007, 2008, 2009 and 2010; and, are subject to certain acceleration or forfeiture provisions pursuant to the Plan.

(3)	These options were granted under the 1996 Stock Option and Incentive Plan, as amended.
(4)	This is (i) the amount paid under a nonelective deferred compensation agreement with each Named Officer, pursuant to which an amount of deferred compensation equal to 10 percent of base salary was credited annually to a bookkeeping account maintained for them plus (ii) the Company’s contribution to its 401(k) Plan for the Named Officer’s benefit for that year.
(5)	Mr. Miller joined the Company as an executive officer on December 16, 2002 and resigned on January 11, 2005. Mr. Cheramie was appointed Chief Financial Officer of the Company effective January 11, 2005, and had not served as an executive officer prior to that date.

Option Grants

No options were granted to the Named Officers during the years ended December 31, 2004 and 2003.

Option Exercises and Fiscal Year End Values

No Named Officer exercised options during 2004. The following table shows information with respect to the value of unexercised options held by the Named Officers as of December 31, 2004. Valuation calculations for unexercised options are based on the closing price ($11.78) of a Share on the New York Stock Exchange on December 31, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Number of Securities Underlying Unexercised Options/SARs at December 31, 2004 (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at December 31, 2004 ($) Exercisable/Unexercisable
Sidney W. Lassen Chairman of the Board and Chief Executive Officer	230,000 /0	$594,800 / $0

Thomas A. Masilla, Jr. President and Chief Operating Officer	210,000 / 0	$503,849 / $0

James W. Brodie Secretary and Vice President	81,250 / 0	$245,638 / $0

Charles E. Miller, Jr. Chief Financial Officer	3,000 / 0	$8,880 / $0

Agreements with Executive Officers

The Company entered into agreements with certain of its executive officers in the mid-1990s which were amended in 2000. Each agreement has a two-year term that is extended automatically each month so that the remaining term of the agreement is 24 months. Each such officer is entitled to a minimum base salary under his agreement ($354,000 for Mr. Lassen; $275,000 for Mr. Masilla; and $200,000 for Mr. Brodie). The board may terminate an agreement at any time with no further obligation upon a finding that an officer has breached or neglected his duties, and an officer may resign at any time upon 30 days’ notice. The board may also terminate an agreement at any time without cause; in that event, or upon death or disability, the officer is entitled to 24 months continued salary and (except in the case of death or disability) benefits. These agreements contain provisions for termination of employment upon a change in control that supersede the agreements’ regular termination provisions. Under each of these agreements, “change in control” is defined, subject to various qualifications, as the acquisition by a person or group of beneficial ownership of 25% or more of the Shares; or the election of a member of the board whose nomination or election was not approved by a majority of the members of the board who were members of the board on the date of the agreement or whose election to the board was previously so approved; or a merger or similar transaction after which the Company’s stockholders hold 50% or less of the voting securities in the resulting entity. If, within 24 months of a change in control, either the Company terminates an officer’s employment for reasons other than a willful breach of duty that is demonstrably and materially injurious to the Company or disability, or the officer resigns because of certain changes in the circumstances of his employment (including the assignment to the officer of duties inconsistent with his prior position; reduction in salary; or relocation), the officer is entitled to three times the sum of (i) his annual salary, (ii) one-half the amount of the bonuses and nonelective deferred compensation paid or credited to him in the past 24 months, and (iii) the amount the Company would have contributed for the officer for a year under its defined contribution plan. In addition, the officer is entitled to a portion of the incentive bonus he would have earned for the year of termination (proportionate to the part of the year elapsed by termination), continuation of life and health insurance benefits for up to 36 months, and reimbursement for out-placement expenses not in excess of $20,000. The agreements provide that if the receipt of benefits in connection with a change in control would subject an officer to excise tax under section 280G of the Code, then the officer will also receive a cash gross-up payment so that he will realize the same amount net after-tax that he would have realized had the excise tax not been applicable.

On January 11, 2005, Mr. Miller and the Company entered into an Agreement pursuant to which Mr. Miller resigned and the Company agreed to pay Mr. Miller’s annual salary of $152,000 through December 31, 2005, pay the cost of certain benefits under COBRA through December 31, 2005, and maintain certain indemnification for matters arising prior to January 11, 2005. In exchange, Miller agreed to provide the Company with certain consulting services and to restrictions on disclosure of Company information and employment with other real estate companies.

The January 11, 2005 agreement supersedes other agreements between Mr. Miller and the Company, including a Change-in-Control Agreement, a Non-elective Deferred Compensation Agreement and amendments thereto, and a Stock Option Plan, except for terms and provisions in those agreements which expressly survive termination of employment, such as paragraphs 7 and 9 of the Change-in-Control Agreement which respectively prohibits Mr. Miller’s (i) use or disclosure of Company confidential information and (ii) interference with the relationship between the Company and its employees. An Indemnification Agreement specifically survives, but only as to conduct of Mr. Miller arising prior to January 11, 2005. Mr. Miller received that portion of the funds allocated to his Non-elective Deferred Compensation in which he was vested at January 11, 2005.

Compensation of Directors

Directors who are also executive officers of the Company are not separately compensated for their services as directors. Directors who are not executive officers are compensated in accordance with the Company’s 1994 Directors’ Stock Ownership Plan (the “Directors’ Plan”). The Directors’ Plan provides for a stock award of 2,000 Shares to be made to each director annually on the first business day following January 15. A director may elect to be paid a cash substitute rather than all or part of an annual stock award. The cash substitute will equal 90% of the value of the Shares for which the director elects the cash substitute. Directors are also paid a meeting fee of $1,000 per board meeting and $500 per committee meeting.

Compensation Committee Report

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent the Company specifically incorporates this Report by reference therein.

Compensation Governance. The Compensation Committee is responsible to the Company’s Board of Directors and to stockholders for approving compensation awarded to the Company’s Chief Executive Officer and other Named Executive Officers. The Committee authorizes all awards under the Company’s equity-based compensation plans and operates under a written charter adopted by the Board.

Compensation Policies. The Compensation Committee believes that the primary goals of the Company’s compensation policies should be as follows:

•	To provide total compensation opportunities for executive officers which are competitive with those provided to persons in similar positions in companies with which the Company competes for employees.

•	To strengthen the mutuality of interest between management and stockholders through the use of incentive compensation related to corporate performance and through the use of stock-based incentives that result in increased Share ownership by executive officers.

In furtherance of these policies the Company entered into agreements with certain of its executive officers in the mid-1990s which were amended in 2000 which are described elsewhere herein as well as non-elective deferred compensation agreements that have been amended from time to time to comply with applicable laws and regulations, including most recently the American Jobs Creation Act of 2004. The Compensation Committee believes that these agreements provide the Company’s executive officers with sufficient compensation and security in their present positions as well as provide future benefits to the executive officers for retirement. The Compensation Committee annually evaluates the Company’s compensation program to determine whether it is providing the incentives for which it is intended.

The Compensation Committee adopts and maintains its compensation policies to promote the Company’s business strategies by rewarding executives for effectuating the Company’s long-term business strategies and enhancing stockholder value, while providing sufficient compensation to key executives.

Compensation Program. The Compensation Committee, with the help of an independent outside compensation consultant hired by the Committee, studies the compensation programs and policies of comparable companies and considers the recommendation of its outside consultant as applied to the requirements of the Company. The current executive compensation program has three components:

•	Base compensation

•	Annual bonus

•	Long-term incentive

Base Compensation. The Compensation Committee believes that the main purpose of base compensation is to provide sufficient compensation to the executive officers of the Company relative to salary levels for employees of other real estate investment trusts having duties and responsibilities comparable to those of our executive officers. Base salaries are in the range of median base salaries paid by a peer group of real estate companies compiled and analyzed by the Committee’s independent outside compensation consultant.

Annual Bonus. Annual bonuses allow the Company to recognize individual performance and contributions to the Company on an annual basis. The Compensation Committee administers an Incentive Award Plan adopted by the Company in 1994. This Plan was designed to align the interests of the executive officers with those of the stockholders by (i) basing incentive awards on funds from operations (“FFO”) per share, which the Company and the real estate investment trust industry believe to be an important measure of the financial performance of a real estate investment trust, and (ii) paying 50% of each incentive award in Shares. The Incentive Award Plan also grants the Compensation Committee discretion to vary the awards from those indicated by the Incentive Award Plan’s targets if the Compensation Committee believes that such awards are appropriate. The Committee applied this Plan to the bonus awards for 2004. Although the Company’s FFO fell short of reaching targeted FFO levels, the Committee recognized that the causes for the shortfall were largely attributable to events beyond the officers’ control or were attributable to corporate initiatives designed to substantially improve performance in subsequent periods, such as:

•	Hurricane-caused damage to the Alabama and Florida properties.

•	The renovation and upgrading of the Mobile properties, which involved foregoing rentals on apartment units during their renovation, but which produced substantial increases in occupancy beginning in late 2004.

•	The Company recognized interest expenses on borrowing on a current basis when new developments became available for occupancy but were still in the lease-up phase (instead of capitalizing such expenses until completion of construction).

•	Unavoidable expense increases in several categories, including property taxes, utilities and insurance, as well as legal and accounting expenses attributable to the implementation of new regulatory requirements of the Sarbanes-Oxley Act.

The Committee concluded that bonuses should be awarded under the provisions of the Plan which gave it discretion to award (or withhold) bonuses notwithstanding a shortfall in achieving FFO targets. In this determination, the Committee took into account the recommendations of its independent compensation consultant. In reaching that decision, the Committee considered not only the factors described above, but also the following positive achievements in accordance with the Company’s strategic plan:

•	The substantial increase (to approximately 95.5%) in the occupancy rate at the Mobile apartments as a result of the renovation and upgrading, and an increase in the Company wide apartment occupancy rate to 95%.

•	Completion of 204 new apartment units at Governors Gate II Apartments in the Pensacola/Escambia County, Florida market, one of the fastest growing communities in Florida.

•	Progress toward completion of Greenbrier Estates apartments and changes in zoning which allows development of additional Company acreage in Slidell, Louisiana, a community that has a substantially higher growth rate than the broader Louisiana market.

•	Sale of Lakeview Club Apartments at year end at a price reflecting a trailing capitalization rate of 4.2%, producing a $17.9 million gain on the sale. This sale also achieved a key Company strategy of improving its debt to equity ratio by reducing its outstanding debt and interest costs which would facilitate a 2005 sale of equity securities and the redemption and/or conversion of its 9% convertible subordinated debentures.

•	The executive officers’ success in containing the rising costs affecting the Company.

•	Significant management efforts to execute various aspects of the Company’s strategic plan intended to enhance shareholder value.

Considering these factors and in line with the recommendation of the Committee’s independent compensation consultant, the Committee awarded each of the executive officers a bonus of approximately 50% of the potential bonus awardable if the Company had achieved the targeted FFO under the Incentive Compensation Plan. In accordance with the provision of that Plan, 50% of each officers’ bonus was paid in the Company’s common stock.

Long-Term Incentive. The Compensation Committee believes that long term stock-based incentive compensation encourages senior management to operate in a manner consistent with the interests of the Company’s stockholders. In 2003, the stockholders of the Company approved amendments to the Company’s 1996 Incentive Plan that give the Company the ability to grant additional types of awards under the plan. In February 2005, based upon the report of its independent compensation consultant that the compensation levels of the Company’s executives were below the median levels of the Company’s peer group, particularly with respect to long-term incentive compensation, the Compensation Committee awarded the executive officers long-term incentive awards in the form of restricted stock grants that vest 20% on each of February 9, 2006, 2007, 2008, 2009 and 2010 and are subject to certain acceleration provisions, such as upon a change in control of the Company, or forfeiture provisions pursuant to the Company’s 1996 Incentive Plan. The Committee also determined that this award more strongly aligned the interests of the executives with the long-term performance of the Company’s stock.

CEO Compensation. The Compensation Committee considered a number of factors in setting the base compensation of Mr. Lassen, the Company’s Chief Executive Officer, the most important of which were the level of compensation paid to the chief executive officers of other real estate investment trusts relative in size to the Company, the success of the Company’s program instituting operating efficiencies, controlling costs and selective development of new properties, that was developed under Mr. Lassen’s direction, and his importance in delineating and implementing the Company’s strategies. Nevertheless, recognizing that the Company has been faced with increases in operating costs, Mr. Lassen voluntarily declined to accept any increase in his base compensation in 2004, as he had in several prior years. In each such year, the Committee, after due consideration, approved Mr. Lassen’s proposal to forego any increase in base compensation.

Compensation Deductibility Policy. Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to the Company’s CEO and to each of the other four highest-paid executive officers, unless the compensation is performance based and satisfies other conditions. The Compensation Committee’s policy is to maximize the deductibility of compensation but does not preclude awards or payments that are not fully deductible if, in our judgment, such awards and payments are necessary to achieve our compensation objectives and to protect shareholder interests.

Members of the Compensation Committee
J. TERRELL BROWN, Chairman
JAMES W. McFARLAND
HAROLD B. JUDELL
THEODORE H. STRAUSS

Performance Comparison

Set forth below is a line graph comparing the percentage change in the cumulative total return to stockholders on the Shares over the five years ended December 31, 2004 against the cumulative total return of a Peer Group of diversified real estate investment trusts, the Standard & Poor’s 500, the Wilshire REIT Index and the Wilshire RE Securities Index assuming that the value in the Shares and in each index was $100 on December 31, 1999, and that all dividends were reinvested. The companies contained in the Peer Group are listed in the footnote below. The graph covers the period commencing December 31, 1999 and ending December 31, 2004. This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

Source : SNL Financial LC, Charlottesville, VA

Index	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
The Company	100	95.80	137.40	155.36	196.34	230.81
S&P 500	100	91.20	80.42	62.64	80.62	89.47
Wilshire RE Securities Index	100	130.70	144.36	148.20	203.15	273.91
Wilshire REIT Index	100	131.04	147.22	152.49	207.67	276.53
Sizeler Custom Peer Group (1)	100	135.06	152.18	169.69	223.86	267.14

(1)	The Peer Group consists of the following companies in addition to the Company: BNP Residential Properties, BRT Realty Trust, Colonial Properties Trust, Cousins Properties Incorporated, Duke Realty Corporation, EastGroup Properties, Inc., EQK Realty Investors (data through Sept. 21, 2000), Glenborough Realty Trust, Inc., HMG/Courtland Properties, Inc., Income Opportunity Realty Investors, Inc., Kramont Realty Trust, Lexington Corporate Properties Trust, MGI Properties (data through Sept. 27, 2000), Presidential Realty Corporation, Pennsylvania Real Estate Investment Trust, Pittsburgh & West Virginia Railroad, Transcontinental Realty Investors, and Washington Real Estate Investment Trust.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of the date hereof, only the following persons or groups (as those terms are used in Section 13(d)(3) of the Exchange Act) have provided the Company with information indicating that they hold more than five percent of the outstanding Shares :

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Shares Outstanding (1)
Palisade Capital Management, L.L.C. One Bridge Plaza, Suite 695 Fort Lee, NJ 07024	1,568,227	(2)	9.2%

Mercury Real Estate Advisors LLC 100 Field Point Road Greenwich, CT 06830	1,255,700	(3)	7.7%

Pershing Square, L.P. Pershing Square GP, LLC William A. Ackman 110 East 42nd Street, 18th Floor New York, NY 10017	941,336	(4)	5.8%

First Union Real Estate Equity and Mortgage Investments 7 Bulfinch Place, Suite 500 Boston, MA 02114	1,444,300	(5)	8.9%

(1)	The percentages are based upon 16,315,773 Shares outstanding on April 12, 2005, except for certain beneficial owners holding the Company’s 9.0% Convertible Subordinated Debentures (the “Debentures”). The percentage for each beneficial owner holding Debentures is based upon the sum of 16,315,773 Shares plus the number of Shares issuable upon conversion of the Debentures held only by such beneficial owner, as indicated in the following notes.
(2)	Based upon information furnished to the Company by Palisade Capital Management, L.L.C. (“Palisade”), Martin L. Berman, Steven E. Berman and Jack Feiler as of April 15, 2005. Palisade advised the Company that it has sole voting power and sole dispositive power with respect to 856,500 Shares held on behalf of Palisade’s clients in accounts over which Palisade has complete investment discretion. Palisade is also deemed to be the beneficial owner of 711,727 Shares that are issuable upon conversion of $7,829,000 in aggregate principal amount of Debentures held on behalf of Palisade’s clients in accounts over which Palisade has complete investment discretion. In addition, Martin Berman has sole voting and dispositive power with respect to 17,054 Shares, Steven Berman has sole voting and dispositive power with respect to 1,000 Shares and Jack Feiler has sole voting and dispositive power with respect to 13,818 Shares. Palisade does not beneficially own nor does it have voting or dispositive power over any of such 31,872 Shares.
(3)	Based upon a Schedule 13G dated April 1, 2005 filed with the SEC by Mercury Real Estate Advisors LLC, David R. Jarvis and Malcolm F. MacLean IV.
(4)	Based upon an amended Schedule 13G dated February 11, 2005 filed with the SEC by William A. Ackman, Pershing Square, L.P. and Pershing Square GP, LLC. The amended Schedule 13G indicates that Pershing Square, L.P. has sole voting power and sole dispositive power, Pershing Square GP, LLC has sole dispositive power and William A. Ackman has shared voting and dispositive power with respect to these Shares.
(5)	Based upon an amended Schedule 13D dated April 19, 2005 filed with the SEC by First Union Real Estate Equity and Mortgage Investments (“First Union”) that indicates that First Union has sole voting and dispositive power with respect to these Shares.

Security Ownership of Directors and Executive Officers

The following table sets forth the Shares beneficially owned as of the date hereof by each director, executive officer, and by the directors and executive officers of the Company as a group. Unless otherwise stated, each person has sole voting and investment power with respect to the Shares set forth in the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Shares Outstanding (1)
J. Terrell Brown	53,543	(2)	*
William G. Byrnes	18,000	(3)	*
Harold B. Judell	75,590	(4)	*
Sidney W. Lassen	779,482	(5)	4.7%
Thomas A. Masilla, Jr.	269,892	(6)	1.6%
James W. McFarland	46,391	(7)	*
Richard L. Pearlstone	74,348	(8)	*
James R. Peltier	13,000		*
Theodore H. Strauss	75,100	(9)	*
James W. Brodie	97,695	(10)	*
Guy M. Cheramie	9,804	(11)	*
All directors and executive officers as a group	1,512,845	(12)	8.9%

*	Indicates ownership of less than 1%.
(1)	The percentages are based upon 16,315,773 Shares outstanding on April 12, 2005, except for certain beneficial owners who hold presently exercisable stock options. The percentage for each beneficial owner holding presently exercisable stock options is based upon the sum of 16,315,773 Shares plus the number of Shares subject to presently exercisable stock options held only by such beneficial owner, as indicated in the following notes.
(2)	Includes 33,000 Shares Mr. Brown has the right to purchase pursuant to exercisable options granted under the Company’s 1986 Stock Option Plan (the “1986 Stock Option Plan”) and the Company’s 1996 Stock Option and Incentive Plan, as amended (the “1996 Stock Option Plan”) and 800 Shares owned by Mary Kay Brown, Mr. Brown’s wife.
(3)	Includes 5,000 Shares Mr. Byrnes has the right to purchase pursuant to exercisable options granted under the 1996 Stock Option Plan.
(4)	Includes 23,000 Shares Mr. Judell has the right to purchase pursuant to exercisable options granted under the 1986 Stock Option Plan, the Company’s 1989 Stock Option Plan and the 1996 Stock Option Plan and 10,000 Shares owned by Celeste Judell, Mr. Judell’s wife.
(5)	These Shares include (i) 7,500 Shares owned by the Company and credited to the Company’s deferred compensation account for the benefit of Mr. Lassen pursuant to the Non-Elective Deferred Compensation Agreement, amended and restated effective August 3, 2000, between Mr. Lassen and the Company; (ii) 230,000 Shares Mr. Lassen has the right to acquire pursuant to exercisable options granted under the 1986 Stock Option Plan and the 1996 Stock Option Plan; (iii) 82,500 Shares owned directly by Sizeler Realty Co., Inc. (“Sizeler Realty”), in which Mr. Lassen owns an approximate 16% interest and the balance is owned by Marilyn Lassen, Mr. Lassen’s wife and her family; (iv) 5,000 Shares held by Mr. Lassen’s wife; (v) 60,000 Shares owned by HLS Properties LLC of which Mr. Lassen is manager and Mr. Lassen’s wife owns an approximately 26% interest; (vi) 18,000 Shares owned by Sizeler Family Limited Partnership; and (vii) 25,000 incentive restricted shares granted under the 1996 Stock Option Plan. Mr. Lassen disclaims beneficial interest in all the Shares held by his wife and HLS Properties LLC and in all but 1.9% of the Shares held by Sizeler Family Limited Partnership, respectively items (iv), (v) and (vi) in the first sentence of this note.
(6)	Includes (i) 20,621 Shares owned by the Company and credited to the Company’s deferred compensation account for the benefit of Mr. Masilla pursuant to the Non-Elective Deferred Compensation Agreement, amended and restated effective August 3, 2000, between Mr. Masilla and the Company; (ii) 210,000 Shares Mr. Masilla has the right to purchase pursuant to exercisable options granted under the 1986 Stock Option Plan and the 1996 Stock Option Plan; and (iii) 16,500 incentive restricted shares granted under the 1996 Stock Option Plan.

(7)	Includes 28,000 Shares Dr. McFarland has the right to purchase pursuant to exercisable options granted under the 1986 Stock Option Plan and the 1996 Stock Option Plan.
(8)	Mr. Pearlstone shares voting and investment power over 12,000 of these Shares as co-trustee of certain trusts and has an economic interest in another 12,000 of these Shares as the beneficiary of certain trusts. Includes 28,000 Shares Mr. Pearlstone has the right to purchase pursuant to exercisable options granted under the 1986 Stock Option Plan and 1996 Stock Option Plan.
(9)	Includes 28,000 Shares Mr. Strauss has the right to purchase pursuant to exercisable options granted under the 1986 Stock Option Plan and 1996 Stock Option Plan.
(10)	Includes (i) 81,250 Shares Mr. Brodie has the right to purchase pursuant to options granted under the 1986 Stock Option Plan and the 1996 Stock Option Plan; and (ii) 8,500 incentive restricted shares granted under the 1996 Stock Option Plan.
(11)	Includes (i) 1,000 Shares Mr. Cheramie has the right to purchase pursuant to options granted under the 1996 Stock Option Plan; and (ii) 8,500 incentive restricted shares granted under the 1996 Stock Option Plan.
(12)	See notes (2) through (11) above.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information. The Company has no equity compensation plans that have not been approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	718,750	$9.20	1,305,276

The amended 1996 Stock Option and Incentive Plan had 1,132,000 securities remaining available for issue as of December 31, 2004. The 1994 Incentive Award Plan had 173,276 securities remaining available for issue as of December 31, 2004.

Item 13. Certain Relationships and Related Transactions

Relationships with Sizeler Realty

As previously discussed, Mr. Lassen is an officer and director of both the Company and Sizeler Realty. The Company’s relationships with Sizeler Realty are as follows:

Engineering Consulting Fees. The Company paid $20,000 in 2004 and $14,000 in 2003 and 2002, for engineering consulting fees to a majority-owned subsidiary of Sizeler Realty.

Southwood Shopping Center. In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center (“Southwood”) from Sizeler Realty (LaPalco), Inc. (“LaPalco”), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease expiring on March 31, 2031 from an entity, currently Southwood Shopping Center, LLC, in which Mr. and Mrs. Lassen, Mrs. Lassen’s brother and his wife own the total interests. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. No ground rent was paid under the lease agreement in 2004. Ground rent of $10,000 was paid in 2003 and $27,000 was paid in 2002. The Company and LaPalco contributed their interests in Southwood to a joint venture in partnership form. The Company is entitled to a preferential return on its investment in the partnership before LaPalco receives a like distribution, after which time distributions are pro rata between the two partners. The Company’s preferential return is equal to 11.25% of (i) its initial contributions to the partnership (valued at $900,000) plus (ii) any subsequent contributions less (iii) any distributions to the Company from sums available from sale or refinancing. During the year ended December 31, 2004, the preferential return was $101,000. In July 2004, LaPalco paid off the entire balance of a mortgage note payable that was guaranteed by Sizeler Realty and the mortgage was subsequently cancelled.

Westland Shopping Center Office Lease. The Company leases approximately 14,800 square feet of non-retail space at the Westland Shopping Center to Sizeler Realty under a lease that began in January 1987. Under this lease, Sizeler Realty paid annual rent, including expense reimbursements, of $112,000 in 2004 and $111,000 in 2003 and 2002. The Company determined this rent by reference to the rental rates for retail space in the Center occupied by unrelated tenants. The term of the lease expires January 31, 2007 and the lease provides for one remaining five-year renewal option.

Other Relationships

Westland Shopping Center Ground Rent. The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease which was originally with two trusts for the benefit of the wife of Mr. Lassen and her brother. This ground lease was approved by a majority of the Company’s independent directors in 1986 and the expiration date was extended to December 31, 2046. The trusts were established to liquidate after the death of the last to die of the grantors. In accordance with these terms, the trusts were terminated in 1998, and the two beneficiaries conveyed their interests in the ground at Westland to Westland Shopping Center, LLC, which they own equally. The Company contractually paid ground rent of $65,000 in 2004, $63,000 in 2003 and $65,000 in 2002.

Sizeler Real Estate Management Co., Inc. (“SREMCO”) SREMCO provides fee-based leasing and property management services to third parties, including various entities in which Mr. Lassen or members of his family own equity interests. These services are provided on the same terms as available to unrelated third parties. In 2004, the Company received management fees and commissions of approximately $303,000 for services provided to various entities in which Mr. Lassen and/or his wife has an interest. The fees and commissions paid to SREMCO by these properties, in each case, do not exceed 5% of the payor’s revenues.

Hibernia Bank Credit Facility. Mr. Lassen is a director and Vice Chairman of Hibernia National Bank (“Hibernia”) and Hibernia Corporation. At December 31, 2004, $15,000,000 of the Company’s $60,000,000 of bank lines of credit was provided by Hibernia. The Company had no borrowings under this line at March 31, 2005 and borrowings totaling $136,000 at December 31, 2004. The Company had borrowings under a line of credit from Hibernia totaling $11,633,000 at December 31, 2003. The Company understands that this loan was made in compliance with federal banking Regulation O which requires that the loan be made on substantially the same terms (including interest rate and collateral) as made available to, and following credit underwriting procedures no less stringent than applicable to, third parties.

Financial Statement Disclosures Concerning These Matters. For further information about transactions between the Company and directors and officers or related interests, including information required to be disclosed under the SEC’s accounting rules, please refer to Note G of the Notes to Consolidated Financial Statements contained in the Company’s 2004 Annual Report on Form 10-K filed with the SEC and available on the Company’s website.

The Company’s policies require that any related party transactions be on terms no less favorable to the Company as available in transactions with unrelated third parties and must be approved by a majority of the independent and disinterested directors. In the opinion of the Board of Directors, each of the foregoing transactions was entered into on terms at least as favorable to the Company as available in transactions with unrelated third parties.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by KPMG LLP for fiscal 2004 and 2003.

	2004	2003
Audit Fees (1)	$205,000	$75,000
Audit-Related Fees (2)	38,300	9,500
Tax Fees (3)	25,000	30,000
All Other Fees (4)	46,740	31,505

Total	$315,040	$146,005

(1)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, the audit of the Company’s internal controls over financial reporting and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of review of the Company’s registration statements.
(3)	Tax fees principally included fees for tax compliance, tax advice and tax planning.
(4)	All other fees principally include tax consulting fees.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants. The Audit Committee pre-approved all services performed by KPMG LLP during 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf of the undersigned, thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.

By:	/s/ Guy M. Cheramie
Guy M. Cheramie
Chief Financial Officer

Date: April 29, 2005

Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer