Form 10-Q
period 2005-03-31
SIZELER PROPERTY INVESTORS INC
filed 2005-05-10
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by Check ☑ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

20,987,315 shares of Common Stock ($.0001 Par Value) were outstanding as of May 2, 2005.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2005	December 31 2004
	(Unaudited)	(Audited)
ASSETS
Real estate investments (Note C):
Land	$51,005,000	$50,999,000
Buildings and improvements, net of accumulated depreciation of $116,369,000 in 2005 and $111,742,000 in 2004	214,876,000	215,022,000
Construction in progress	12,029,000	14,259,000
Investment in real estate partnership	934,000	933,000

	278,844,000	281,213,000
Cash and cash equivalents	6,083,000	6,297,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $318,000 in 2005 and $168,000 in 2004	2,900,000	2,741,000
Prepaid expenses and other assets	12,141,000	13,099,000

Total Assets	$299,968,000	$303,350,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$107,136,000	$107,713,000
Notes payable	888,000	27,958,000
Accounts payable and accrued expenses	9,175,000	11,274,000
Tenant deposits and advance rents	901,000	892,000

	118,100,000	147,837,000
Convertible subordinated debentures (Note D)	56,134,000	56,599,000

Total Liabilities	174,234,000	204,436,000
SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2005 and 2004	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding — 16,061,000 in 2005 and 13,154,000 in 2004	2,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	199,926,000	170,611,000
Accumulated other comprehensive gain	53,000	63,000
Unearned compensation - restricted stock (Note G)	(997,000)	—
Cumulative net income	62,409,000	62,360,000
Cumulative distributions paid	(135,660,000)	(134,122,000)

Total Shareholders’ Equity	125,734,000	98,914,000

Total Liabilities and Shareholders’ Equity	$299,968,000	$303,350,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31
	2005	2004
Operating revenue (Note B)
Contractual rental and other charges	$12,817,000	$11,968,000
Other income	430,000	693,000

	13,247,000	12,661,000

Operating expenses (Note B )
Utilities	598,000	538,000
Real estate taxes	1,035,000	956,000
Administrative expenses	2,283,000	1,974,000
Operations and maintenance	1,843,000	2,058,000
Other operating expenses	1,030,000	1,331,000
Depreciation and amortization	3,188,000	3,120,000

	9,977,000	9,977,000

Operating income	3,270,000	2,684,000
Interest expense (Note D)	3,252,000	3,165,000

Income (loss) from continuing operations before equity in income of partnership and net earnings from discontinued operations	18,000	(481,000)
Equity in income of partnership	30,000	149,000
Income (loss) from continuing operations before net loss from discontinued operations	48,000	(332,000)
Net loss from discontinued operations	—	(1,000)

Net income (loss)	$48,000	$(333,000)

Net income (loss) allocation
Allocable to preferred shareholders	205,000	205,000
Allocable to common shareholders	(157,000)	(538,000)

Net income (loss)	$48,000	$(333,000)

Income (loss) from continuing operations available per common share - basic and diluted	$(0.01)	$(0.04)
Loss from discontinued operations	—	(0.00)

Net income (loss) available per common share - basic and diluted	$(0.01)	$(0.04)

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$48,000	$(333,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,188,000	3,333,000
Increase in accounts receivable and accrued revenue	(158,000)	(31,000)
Decrease in prepaid expenses and other assets	133,000	193,000
Decrease in accounts payable and accrued expenses	(1,462,000)	(2,246,000)

Net Cash Provided by Operating Activities	1,749,000	916,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(1,636,000)	(5,656,000)

Net Cash Used in Investing Activities	(1,636,000)	(5,656,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable (Note D)	(577,000)	(684,000)
Net (payments) proceeds on notes payable to banks	(26,665,000)	7,527,000
Decrease in mortgage escrow deposits and debt issuance costs	397,000	558,000
Cash distributions to common and preferred shareholders	(1,538,000)	(3,225,000)
Proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans	28,056,000	596,000

Net Cash (Used In) Provided by Financing Activities	(327,000)	4,772,000

Net (decrease) increase in cash and cash equivalents	(214,000)	32,000

Cash and cash equivalents at beginning of year	6,297,000	3,565,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,083,000	$3,597,000

Supplemental cash flow information:
Cash interest payments, net of capitalized interest	$4,466,000	$4,678,000

Non-cash operating and investing activities	$1,978,000	$3,525,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

NOTE A — BASIS OF PRESENTATION

As of March 31, 2005, the Company’s real estate portfolio included interests in sixteen shopping centers and fifteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. One of the properties, Southwood Shopping Center, is owned by a partnership of which the Company has a 50% interest. The other fifteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. The Company, the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”.

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

Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2004.

NOTE B – RECLASSIFICATIONS

Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the 2005 consolidated financial statement presentation.

NOTE C – REAL ESTATE INVESTMENTS

The Company allocates the purchase price of each acquired investment property between land, building and improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in place leases) and any assumed financing that is determined to be above or below market terms. The Company uses the information contained in third party appraisals as the primary basis for allocating the purchase price between land and site improvements. The aggregate value of other intangibles is measured based on the difference between the purchase price and the property valued as if vacant.

In February 2004, the Company completed construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida adding 204 new units to the existing portfolio. In August 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community in proximity to the Company’s North Shore Square Mall located in Slidell, Louisiana. Construction is currently underway on the Greenbrier Estates apartment community which, when completed, will add a total of 144 new units to the existing portfolio. As of March 31, 2005, 82 of the 144 units were completed. The Company’s policy is to have all material construction contracts joined by a financial surety to insure the performance by the general contractor. During the quarter ended March 31, 2005, the Company capitalized $251,000 in interest costs related to Greenbrier Estates and other development projects.

NOTE D — MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. At March 31, 2005, mortgage notes payable totaled approximately $107.1 million. Individual notes ranged from $776,000 to $21.3 million, with fixed rates of interest ranging from 5.97% to 8.25% and maturity dates ranging from May 1, 2008 to August 1, 2014. Net book values of properties securing these mortgage notes payable totaled approximately $137.5 million at March 31, 2005, with individual property net book values ranging from $2.1 million to $30.2 million.

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

The operating revenue, operating expenses, net operating income and real estate investments for each of the reportable segments are summarized below for the three month periods ended March 31, 2005 and 2004.

	Quarter ended March 31, 2005
	Retail	Apartments	Total
Operating revenues	$7,381,000	$5,866,000	$13,247,000
Operating expenses	(2,269,000)	(2,237,000)	(4,506,000)

Operating income	5,112,000	3,629,000	8,741,000
Administrative expenses			(2,283,000)
Depreciation and amortization			(3,188,000)

Income from continuing operations			3,270,000
Interest expense			(3,252,000)

Income before equity in income of partnership and net earnings from discontinued operations			18,000
Equity in income of partnership			30,000

Income before income from discontinued operations			48,000
Net income (loss) from discontinued operations			—

Net income			$48,000

	Quarter ended March 31, 2004
	Retail	Apartments	Total
Operating revenues	$7,519,000	$5,142,000	$12,661,000
Operating expenses	(2,565,000)	(2,318,000)	(4,883,000)

Operating income	4,954,000	2,824,000	7,778,000
Administrative expenses			(1,974,000)
Depreciation and amortization			(3,120,000)

Income from continuing operations			2,684,000
Interest expense			(3,165,000)

Loss before equity in income of partnership and net earnings from discontinued operations			(481,000)
Equity in income of partnership			149,000

Loss before loss from discontinued operations			(332,000)
Net income (loss) from discontinued operations			(1,000)

Net loss			$(333,000)

		March 31
Gross real estate investments:		2005	2004
Retail		$233,020,000	$228,689,000
Apartments		162,193,000	184,190,000

		395,213,000	412,879,000
Less: Accumulated depreciation		(116,369,000)	(111,742,000)

Net real estate investment		$278,844,000	$301,137,000

NOTE F – ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock Based Compensation- Transition and Disclosure requires that the Company disclose the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation. No new options were granted in the first three months of 2005 or 2004 and, therefore, net income and earnings per share were not affected for the first three months of 2005 and 2004, respectively.

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), Accounting for Stock Based Compensation. The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits to be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement were originally effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission adopted an amendment to Regulation S-X that delays the effective date of SFAS No. 123R until January 1, 2006 although earlier adoption is permitted. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations and has made no decision regarding date of adoption, transition methods or option valuation methods.

NOTE G – STOCK BASED COMPENSATION – RESTRICTED SHARES

On February 9, 2005, the Company granted 87,500 restricted shares under the 1996 Stock Option and Incentive Plan, as amended, to certain of its officers. The shares vest 20% on each February 9, 2006, 2007, 2008, 2009 and 2010; and are subject to certain acceleration or forfeiture provisions pursuant to the Plan. These restricted shares were valued based on the New York Stock Exchange closing market price of the Company’s common shares (NYSE ticker symbol SIZ) as of the date of grant. The Company accounts for restricted stock in accordance with APB No. 25 and accordingly, compensation expense is recognized over the expected vesting period. Compensation expense related to restricted stock of $34,000 was recognized for the three months ended March 31, 2005.

NOTE H – CAPITAL AND FINANCING TRANSACTIONS

In March 2005, the Company sold 2,649,000 newly-issued, registered shares of its common stock at a price of $10.75 per share, providing the Company with approximately $27.2 million. The shares were sold in a direct placement to a group of institutional investors. The proceeds were used to repay short term debt, and, as the result of the substantial debenture conversion, will be available for future use in new acquisition or development projects in pursuit of the Company’s strategic plan.

NOTE I – SUBSEQUENT EVENTS

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community that the Company acquired in 1993. The Company received net proceeds of $24.7 million of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million will be used to repay short term bank debt and added to the Company’s cash and cash equivalents and will be available for use in future acquisition or development projects in pursuit of the Company’s strategic plan. The Company incurred $1 million in transaction costs, including prepayment premiums in closing the transaction. No officer, director or affiliate of the Company obtained any benefit in this transaction. The Company will recognize a gain of approximately $15.6 million in the second quarter of 2005.

On March 30, 2005, the Company announced that it called all of its outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. Debenture holders also had the right to convert their debentures into the Company’s common stock at a conversion price of $11.00 per share. Of the $56.6 million principal amount outstanding at the beginning of 2005, $2.6 million principal amount were redeemed (together with accrued interest) on May 2, 2005 and the remaining approximate $54.0 million principal amount of debentures have been converted into a total of 4,906,200 newly issued shares. As a result of the conversion, the outstanding common stock increased to 20,987,315 shares as of the close of business on May 2, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sizeler Property Investors, Inc.

We have reviewed the accompanying consolidated financial statements of Sizeler Property Investors, Inc. and subsidiaries as of March 31, 2005 and for the three-month period then ended. These financial statements are the responsibility of the Company’s management. The financial statements of Sizeler Property Investors, Inc. and subsidiaries as of and for the three-month period ended March 31, 2004 were reviewed by other accountants whose report (dated April 22, 2004) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 24, 2005, expressed an unqualified opinion on those statements.

/s/ Ernst & Young LLP

May 9, 2005

New Orleans, Louisiana

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Sizeler Property Investors, Inc. is a self-administered and self-managed real estate investment trust (REIT). We develop, acquire and own income producing retail shopping centers and apartment communities in the southeastern United States. As of March 31, 2005, our real estate investment portfolio was composed of sixteen retail properties and fifteen apartment communities, one of which is currently under construction. The properties are located in Louisiana (16), Florida (11), and Alabama (4).

We seek to increase shareholder value through an effective value-added asset management program which emphasizes increasing funds from operations, the appreciation of property values and the selective development of new properties and redevelopment of existing properties. On August 6, 2004, we announced an expanded strategic initiative for enhancing shareholder value. Under this strategic plan, we seek to grow revenues by continuing and expanding the successful property upgrade program begun in 2002, and by focusing our development and acquisition efforts in fast-growing markets, particularly in Florida, where management can leverage its market expertise.

In order to fund greater development and acquisition activity, the strategic plan calls for the Company to reduce operating expenses and interest expenses as well as over-all debt levels. In addition, the Company will opportunistically sell appreciated assets to generate additional capital to fund new development and acquisition projects directly, with any proceeds being used to reduce debt pending re-investment. This use of capital reduces interest expense and overall debt-to-equity levels, in the latter case by both reducing debt and increasing stockholders’ equity.

Finally, under the plan, we will seek to achieve a relative balance between our apartment and retail assets, which we believe helps mitigate earnings volatility because these property types have proven to be counter-cyclical to each other as evidenced by the respective performance of these asset classes over the years.

The highlights of 2004 and 2005 reflect the implementation of our strategy as described below:

Our property upgrade program has been instrumental in the dramatic improvement in overall apartment occupancy rates from 2003 to present. In Mobile, Alabama, where we began our upgrade initiative, the aggregate occupancy rate for our four apartment properties, with more than 1,300 units, grew from approximately 85% at the end of 2003 to 94% as of March 31, 2005. Company-wide, occupancy grew from approximately 89% at year-end 2003 to approximately 93% as of March 31, 2005.

As a result of our development activity, 286 apartment units were added in 2004, including 204 units through the completion of the Governors Gate II project in Pensacola, Florida, and 82 units through the partial completion of Greenbrier Estates in Slidell, Louisiana. Our apartment portfolio now consists of 15 properties, and when the remaining 62 units at Greenbrier Estates come on-line in 2005, and after the sale of Bryn Mawr Apartments that is mentioned below, we will have 3,063 units in the portfolio. We are also the beneficiary of enabling legislation, resulting from lobbying efforts, that will allow us to develop a new property in Slidell, Louisiana.

As referenced above, we have been successful in implementing components of our strategy for funding greater development and acquisition activity through the opportunistic sale of appreciated assets. In late 2004, we sold the Lakeview Club apartments in Ft. Lauderdale, Florida, for $41.2 million, reflecting a 4.2% trailing cap rate and a gain of approximately $17.9 million. With the proceeds of that sale, we reduced indebtedness by $40.5 million.

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community that the Company acquired in 1993. The Company received net proceeds of $24.7 million of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million will be used to repay short term bank debt and added to the Company’s cash and cash equivalents and will be available for use in future acquisition or development projects in pursuit of the Company’s strategic plan. The Company incurred $1 million in transaction costs, including prepayment premiums in closing the transaction. No officer, director or affiliate of the Company obtained any benefit in this transaction. The Company will recognize a gain of approximately $15.6 million in the second quarter of 2005.

In March 2005, we sold 2.649 million newly registered shares of common stock under our existing shelf registration statement to a limited number of leading institutional REIT investors, including affiliates or clients of TIAA-CREF Investment Management LLC, RREEF America LLC, Heitman Real Estate Securities LLC, and Palisade Capital Management LLC. The offering provided us with net proceeds of approximately $27.2 million.

On March 30, 2005, we announced the call of all of our outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. Debenture holders also had the right to convert their debentures into our common stock at a conversion price of $11.00 per share. Of the $56.6 million principal amount originally issued, $2.6 million principal amount were redeemed (together with accrued interest) on May 2, 2005 and the remaining $54.0 million principal amount of debentures have been converted into a total of 4,906,200 newly issued shares. As a result of the conversion, there were 20,987,315 shares of common stock outstanding as of the close of business on May 2, 2005.

These transactions enabled us to significantly reduce our interest expense, strengthen our balance sheet, and be well positioned to enhance development and acquisition activities in high growth markets.

Comparison of the Three Months Ended March 31, 2005 and 2004

Total operating revenues were $13.2 million for the three-month period ended March 31, 2005, compared to $12.7 million earned a year ago. Operating revenues for the first quarter of 2005 were positively affected by the lease up of apartment units in our Governors Gate II and Greenbrier Estates development projects as well as an overall improvement in the level of apartment occupancy in 2005 over levels achieved in 2004. First quarter operating costs were $4.5 million in 2005, compared to $4.9 million in 2004. The decrease in operating costs was primarily attributable to a reduction in payroll costs, including employee medical costs, as well as lower insurance costs, partially offset by the addition of operating costs associated with the two development projects.

General and administrative costs increased approximately $309,000 in the first quarter of 2005. Included in general and administrative costs in the first quarter of 2005 were $550,000 of expenses related to the proxy contest ($444,000), as well as accounting and consulting project expenses. Without these costs, general and administrative costs would have decreased by $290,000 from the prior year amount. Interest expense for the three months ended March 31, 2005 increased $87,000 compared to the same period last year, due primarily to a new mortgage on Governors Gate Phase II and rising interest rates partially offset by lower average balances on the Company’s lines of credit. The average credit line interest rate was 3.72% for the three months ended March 31, 2005, compared to 2.90% in the prior year’s period.

For the three months ended March 31, 2005, net income was $48,000, compared to a net loss of $333,000 in the prior year’s quarter. After distributions to preferred shareholders, the net loss allocated to common shareholders was $157,000 in the current year’s quarter, compared to a net loss allocated to common shareholders of $538,000 for the same period last year. The improvement is due primarily to the above mentioned items and partially offset by an increase in depreciation expense in 2005 due to the above described delivery of apartment units and the renovation of existing properties in the Company’s portfolio.

Discontinued Operations

Lakeview Club Apartments was sold during the fourth quarter of 2004. The results of operations of Lakeview Club Apartments were required to be classified as discontinued operations. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense, defined as interest related to the Lakeview Club mortgage.

The following is a summary of net earnings from discontinued operations:

	Quarter ended March 31
	2005	2004
Operating revenues	$—	$1,077,000
Operating expenses	—	(389,000)
Real estate taxes	—	(193,000)
Depreciation	—	(213,000)
Mortgage interest expense	—	(283,000)

	$—	$(1,000)

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company funds normal operating requirements, periodic distributions to investors and capital expenditure requirements, supplemented by mortgage financings of properties in its portfolio. Sixteen of the Company’s existing properties are currently unencumbered by mortgage debt. At March 31, 2005, the Company had $6.1 million in cash and cash equivalents. In addition, the Company maintains unsecured credit lines with commercial banks, which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. These bank lines of credit total $60 million of which approximately $59.1 million was available at March 31, 2005. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of prescribed financial ratios:

•	Minimum net worth, adding back depreciation – must exceed $115 million

•	Debt to equity ratio– must not exceed 150%

•	Annual distribution to annual funds from operations – must not exceed 100%

•	Unencumbered assets to committed bank lines – must exceed 100%

•	Interest coverage – funds from operations plus interest expense must exceed 150% of interest expense

•	The ratio of net operating income from unencumbered assets to funded portion of committed bank lines – must exceed 15% of funded bank lines

•	The ratio of funds from operations from unencumbered assets to interest expense on funded unsecured debt – must exceed 200% of interest expense

As of March 31, 2005, there were no issues regarding these covenants. The Company continually reassesses available sources of liquidity and capital financing alternatives and it currently believes that the sources discussed above will be adequate to fund its capital requirements for the next twelve months and thereafter.

Net cash flows provided by operating activities increased approximately $833,000 in 2005 compared to the same period in 2004. The increase was principally attributable to the net change in current assets and current liabilities and an improvement in net income as compared to the prior year’s period.

Net cash flows used in investing activities decreased approximately $4.0 million in 2005 from 2004, primarily attributable to a reduction in construction expenditures in 2005 compared to 2004. During the first three months of 2005, the Company capitalized $251,000 in interest costs related to these and other developments.

Net cash flows provided by financing activities decreased approximately $5.1 million in 2005 from 2004 due to a $34.2 million reduction in borrowing activity from notes payable to banks partially offset by an increase of $27.5 million in proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans.

As of March 31, 2005, the Company had mortgage debt of $107.1 million. All of these mortgages are non-recourse and bear fixed rates of interest for a fixed term. The Company has a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property was subject to a mortgage that was paid off in 2004 by the other owner. Sixteen of the Company’s existing properties are currently unencumbered by mortgage debt. The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit and mortgage debt) will be adequate to fund the Company’s future (i) operating and administrative expenses, (ii) debt service obligations including the announced calling of all of the Company’s outstanding 9.0% convertible subordinated debentures, (iii) distributions to common and preferred shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance expenses at its properties.

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

Contractual Obligations

On March 30, 2005, the Company announced the call of all of its outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. Debenture holders also had the right to convert their debentures into our common stock at a conversion price of $11.00 per share. Of the $56.6 million principal amount originally issued, $2.6 million principal amount were redeemed (together with accrued interest) on May 2, 2005 and the remaining $54.0 million principal amount of debentures have been converted into a total of 4,906,200 newly issued shares.

There were no other material changes outside the ordinary course of the Company’s business with respect to the Company’s contractual obligations during the three months ended March 31, 2005.

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

In computing FFO, the Company excludes the effect of depreciation, amortization and gains and losses from sales of real estate. In the Company’s view, these excluded amounts, which are derived from historical cost, are of limited relevance in evaluating current performance. The Company’s experience, and the experience of other owners of shopping centers and apartment communities, is that depreciation and amortization have no correlation with changes in the value of the properties. Real estate assets can also appreciate, rather than depreciate in value over time. Management believes that FFO, by excluding such items (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates) can help compare the operating performance of a company’s real estate between periods or as compared to different companies. The Company believes that use of FFO may also facilitate comparisons of operating performance between operating periods and among us and other equity REITs. The Company’s FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in a comparable manner or may use different interpretations in the calculation. Investors should review FFO, along with GAAP net income and other appropriate operating measures and cash flows from operating activities, investing activities and financing activities when trying to understand an equity REIT’s operating performance. FFO is not a GAAP measure or a disclosure required by the Securities and Exchange Commission.

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

	Quarter Ended March 31
	2005		2004
	Dollars	Shares (a)	Dollars	Shares (a)
Net income	$48	13,793	$(333)	13,131
Additions:
Depreciation and amortization	3,188		3,333
Partnership depreciation	9		8
Deductions:
Minority depreciation	—		16
Preferred dividends	205		205
Amortization costs	161		159

Funds from operations—available to common shareholders	$2,879	13,793	$2,628	13,131

(a)	Weighted average shares outstanding

For the three months ended March 31, 2005, FFO available to common shareholders increased by approximately $251,000 to $2.9 million, compared to $2.6 million for the same period in 2004. The increase is primarily due to the lease up of apartment units in the Company’s Governors Gate II and Greenbrier Estates development projects as well as an overall improvement in the level of apartment occupancy in 2005 over levels achieved in 2004 combined with lower insurance cost, partially offset by higher interest cost, increased legal and advisory fees and cost for compliance with increased regulation and reporting for public companies.

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

Future Results

This Form 10-Q and other documents prepared and statements made by the Company may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at the Company’s properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Form 10-K/A, for the year ended December 31, 2004. During the first three months of 2005, the Company reduced its short term, variable rate debt by $27,070,000 - from $27,958,000 at December 31, 2004 to $888,000 at March 31, 2005, reducing the Company’s exposure to interest rate changes. This was accomplished using the $27.2 million in proceeds from the March 2005 sale of 2,649,000 newly-issued, registered shares of the Company’s common stock at a price of $10.75 per share.

As discussed above, the Company called of all of its outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. Of the $56.6 million principal amount of the debentures originally issued, $54.0 million principal amount of debentures were converted into a total of 4,906,200 newly issued shares of the Company’s common stock prior to the redemption date. As a result of these conversions, the Company’s equity market capitalization increased and its debt and annual interest expense significantly decreased. The Company used the proceeds from its March 2005 common stock offering to redeem the remaining debentures for cash and the Company’s borrowings under its variable rate credit facilities did not significantly increase as a result of this redemption.

There have been no other material changes during the first three months of 2005.

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

Early in the first month of the quarterly period covered by this report, our Chief Financial Officer resigned and we promptly promoted our Controller to the position of Chief Financial Officer. Consequently, we had no Controller in place for the entire quarterly period. We assigned the duties normally carried out by its Controller to various other employees while we searched for a suitable outside candidate for the Controller position. As of May 2, 2005, we had a new Controller in place. The Company does not believe that these events materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

During the quarterly period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 1. Legal Proceedings.

Litigation With First Union Real Estate Equity & Mortgage Investments (“First Union”)

First Union initially commenced a suit against the Company on March 15, 2005 in the Circuit Court for Baltimore City, Baltimore, Maryland, seeking to enjoin the Company’s sale of 2.649 million shares of its Common Stock to a group of institutional investors to raise equity capital primarily to reduce its outstanding indebtedness and its highest item 4 interest expense by calling for redemption an outstanding issue of $56.6 million principal amount of 9% Convertible Subordinated Debentures (the “Debentures”). The matter was heard by the Court on the same day, and First Union’s request for a temporary restraining order was denied. First Union subsequently dismissed this action. Prior to the filing by First Union, on the same day, the Company and its directors, as plaintiffs, filed a complaint against First Union, which was amended the following day (the “Amended Complaint”), in the U.S. District Court for the District of Maryland, Baltimore, Maryland. The suit is captioned Sizeler Property Investors, Inc., J. Terrell Brown, William Byrnes, Harold Judell, Sidney W. Lassen, Thomas A. Masilla, Jr., James McFarland, Richard Pearlstone, James R. Peltier and Theodore H. Strauss vs. First Union Real Estate Equity & Mortgage Investments.

Count I of the Amended Complaint alleged that First Union violated Section 13(a) of the U.S. Securities Exchange Act by failing to disclose in a timely manner in its Schedule 13D filings that it had specific plans with respect to the Company, including taking control of the Company, ousting management, selling the Company’s entire shopping center portfolio and/or liquidating the entire Company, which were not reflected in its Schedule 13D.

In Count II the Company seeks a declaratory judgment by the Court that the actions of the Company’s directors in approving the direct placement of 2.649 million shares were within the protections of Maryland’s business judgement rule, or, in the alternative, were taken in accordance with the applicable fiduciary standards under the Maryland General Corporation Law.

After the end of the Company’s first quarter, First Union filed a counterclaim against the Company and the Directors and a request for a preliminary injunction, in which First Union requests that the Court order that the Company and the Board of Directors amend the by-laws to provide for a date for the annual meeting and provide First Union with a list of “non-objecting beneficial owners” of its securities. The Company filed a response to First Union’s Preliminary Injunction Request on May 6, 2005. First Union has requested a hearing on its Motion for Preliminary Injunction, which request the Company has opposed. On April 22, 2005, the Company’s Board of Directors amended the by-laws in a matter that it believes resolves the by-laws issues. First Union subsequently withdrew its counterclaim related to the by-law amendment. At the current time, First Union has not asserted any claims for damages against the Company or the directors (who would have rights to indemnification under Maryland law and the Company’s charter and by-laws). The Company believes that there is substantial merit to the positions of the Company and the Board of Directors in this litigation have substantial merit.

Jolly Roger Litigation

Two shareholders filed a purported direct class action entitled Jolly Roger Fund LP and Jolly Roger Offshore Fund, Ltd. vs. Sizeler Property Investors, Inc., J. Terrell Brown, William Byrnes, Harold Judell, Sidney W. Lassen, Thomas A. Masilla, Jr., James McFarland, Richard Pearlstone, James R. Peltier and Theodore H. Strauss in the U.S. District Court for the District of Maryland in Baltimore, Maryland on March 28, 2005. The plaintiffs allege, on behalf of a class described as all holders of the Company’s common stock at the close of trading on March 14, 2005, except the defendants are any entity in which the defendants have a controlling interest. March 14, 2005 was the date of the Company’s agreement for the direct placement sale of 2.649 million shares referred to in the above discussion of The First Union litigation. The plaintiffs seek a declaration that, with respect to the stock sale, the defendants acted negligently and in violation of their fiduciary duties, and an order restoring the plaintiffs and the Class to their respective ownership interests in the Company without the effect of the sale and seeking damages and interest. The Company has filed a motion to dismiss this case, based primarily on the fact that the plaintiffs do not have standing to bring a direct claim against the directors for damages. The plaintiffs oppose this motion. This motion has not been decided by the Court as of the date of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Form 10-Q Exhibits

15	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Sidney W. Lassen, Chief Executive Officer.

31.2	Certification of Guy M. Cheramie, Chief Financial Officer.

32.1	Certification of Sidney W. Lassen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Guy M. Cheramie, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.
(Registrant)

By:	/S/ Guy M. Cheramie.
Guy M. Cheramie
Chief Financial Officer

Date: May 10, 2005