Form 10-Q
period 2005-06-30
SIZELER PROPERTY INVESTORS INC
filed 2005-08-09
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

21,073,786 shares of Common Stock ($.0001 Par Value) were outstanding as of July 27, 2005.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2005 (Unaudited)	December 31 2004 (Audited)
ASSETS
Real estate investments (Note C):
Land	$52,411,000	$50,999,000
Buildings and improvements, net of accumulated depreciation of $115,553,000 in 2005 and $113,421,000 in 2004	206,037,000	215,022,000
Construction in progress	11,582,000	14,259,000
Investment in real estate partnership	933,000	933,000

	270,963,000	281,213,000

Cash and cash equivalents	16,038,000	6,297,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $361,000 in 2005 and $316,000 in 2004	2,540,000	2,741,000
Prepaid expenses and other assets	10,754,000	13,099,000

Total Assets	$300,295,000	$303,350,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$97,391,000	$107,713,000
Notes payable	—	27,958,000
Accounts payable and accrued expenses	7,237,000	11,274,000
Tenant deposits and advance rents	808,000	892,000

	105,436,000	147,837,000
Convertible subordinated debentures (Note H)	—	56,599,000

Total Liabilities	105,436,000	204,436,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2005 and 2004	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding — 21,074,000 in 2005 and 13,210,000 in 2004	2,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	255,278,000	170,611,000
Accumulated other comprehensive gain	61,000	63,000
Unearned compensation - restricted stock (Note G)	(854,000)	—
Cumulative net income	78,334,000	62,360,000
Cumulative distributions paid	(137,963,000)	(134,122,000)

Total Shareholders’ Equity	194,859,000	98,914,000

Total Liabilities and Shareholders’ Equity	$300,295,000	$303,350,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended June 30		Six Months ended June 30
	2005	2004	2005	2004
Operating revenue (Note B)
Contractual rental income and other charges	$12,028,000	$11,662,000	$24,291,000	$23,102,000
Other income	526,000	494,000	923,000	926,000

Total Operating Revenues	12,554,000	12,156,000	25,214,000	24,028,000

Operating expenses (Note B)
Utilities	607,000	577,000	1,170,000	1,114,000
Real estate taxes	988,000	908,000	1,981,000	1,817,000
Administrative expenses	2,540,000	1,782,000	4,821,000	3,527,000
Operations and maintenance	1,881,000	1,949,000	3,640,000	3,880,000
Other operating expenses	971,000	1,006,000	1,940,000	2,257,000
Depreciation and amortization	3,129,000	2,965,000	6,218,000	5,986,000

Total Operating Expenses	10,116,000	9,187,000	19,770,000	18,581,000

Income from operations	2,438,000	2,969,000	6,444,000	5,447,000

Interest expense (Note D)	2,215,000	3,158,000	5,304,000	6,157,000

Income (loss) from continuing operations before equity in income of partnership, net earnings from discontinued operations and gain on sale of real estate operations	223,000	(189,000)	140,000	(710,000)

Equity in income of partnership	29,000	29,000	59,000	178,000

Income (loss) from continuing operations before net earnings from discontinued operations and gain on sale of real estate operations	$252,000	$(160,000)	$199,000	$(532,000)
Net earnings (loss) from discontinued real estate operations	(19,000)	75,000	82,000	114,000
Gain on sale of discontinued real estate operations	15,692,000	—	15,692,000	—

Net income (loss)	$15,925,000	$(85,000)	$15,973,000	$(418,000)

Net income (loss) allocation
Allocable to preferred shareholders	205,000	205,000	410,000	410,000
Allocable to common shareholders	15,720,000	(290,000)	15,563,000	(828,000)

Net income (loss)	$15,925,000	$(85,000)	$15,973,000	$(418,000)

Income (loss) from continuing operations available per common share - basic and diluted	$0.00	$(0.03)	$(0.01)	$(0.07)
Income from discontinued operations available per common share - basic and diluted	0.81	0.01	0.95	0.01

Net income (loss) available per common share - basic and diluted (Note A)	$0.81	$(0.02)	$0.94	$(0.06)

Weighted average common shares outstanding - basic and diluted	19,317,000	13,166,000	16,555,000	13,146,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$15,973,000	$(418,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,361,000	6,612,000
Non cash compensation	78,000	—
Gain on sale of discontinued real estate operations	(15,692,000)	—
Decrease in accounts receivable and accrued revenue	201,000	569,000
Decrease in prepaid expenses and other assets	604,000	924,000
Decrease in accounts payable and accrued expenses	(1,052,000)	(999,000)

Net Cash Provided by Operating Activities	6,473,000	6,688,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(6,276,000)	(10,148,000)
Net proceeds from sale of real estate	24,700,000	—

Net Cash Provided by (Used in) Investing Activities	18,424,000	(10,148,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable (Note D)	(10,322,000)	(1,188,000)
Proceeds from mortgage notes payable	—	5,473,000
Net (payments) proceeds on notes payable to banks	(27,958,000)	7,093,000
Decrease (increase) in mortgage escrow deposits and debt issuance costs	170,000	(2,000)
Cash distributions to common and preferred shareholders	(3,841,000)	(6,458,000)
Purchase of company stock	—	(27,000)
Redemption of debentures	(2,630,000)	—
Proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans	29,425,000	827,000

Net Cash (Used In) Provided by Financing Activities	(15,156,000)	5,718,000

Net increase in cash and cash equivalents	9,741,000	2,258,000

Cash and cash equivalents at beginning of year	6,297,000	3,565,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,038,000	$5,823,000

Supplemental cash flow information:
Cash interest payments, net of capitalized interest	$3,096,000	$7,003,000

Non-cash operating and investing activities	$1,797,000	$4,258,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005

NOTE A — BASIS OF PRESENTATION

As of June 30, 2005, the Company’s real estate portfolio included interests in sixteen shopping centers and fourteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-eight of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. Fourteen properties in the portfolio are held through wholly-owned subsidiary corporations and limited liability companies. One of the properties, Southwood Shopping Center, is owned by a partnership of which the Company has a 50% interest, which is accounted for using the equity method. Sizeler Property Investors, Inc., the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”.

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

Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

In February 2004, the Company completed construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida adding 204 new units to the existing portfolio. In August 2002, the Company executed a construction contract for approximately $10.9 million for the construction of Greenbrier Estates, a new apartment community in proximity to the Company’s North Shore Square Mall located in Slidell, Louisiana. Construction is currently underway on the Greenbrier Estates apartment community which, when completed, will add a total of 144 new units to the existing portfolio. As of June 30, 2005, 77 of the 144 units were completed. The Company’s policy is to have all material construction contracts joined by a financial surety to insure the performance by the general contractor.

NOTE D — MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. At June 30, 2005, mortgage notes payable totaled approximately $97.4 million. Individual notes ranged from $775,000 to $21.1 million, with fixed rates of interest ranging from 5.97% to 8.25% and maturity dates ranging from May 1, 2008 to August 1, 2014. Net book values of properties securing these mortgage notes payable totaled approximately $127.6 million at June 30, 2005, with individual property net book values ranging from $2.1 million to $29.8 million.

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

The operating revenue, operating costs, operating income and real estate investments for each of the reportable segments are summarized below for the three month periods ended June 30, 2005 and 2004.

	(in thousands)			(in thousands)
	Three months ended June 30, 2005			Three months ended June 30, 2004
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenues	$7,174	$5,381	$12,555	$7,306	$4,850	$12,156
Operating costs	(2,399)	(2,049)	(4,448)	(2,320)	(2,120)	(4,440)

Operating income	4,775	3,332	8,107	4,986	2,730	7,716
Administrative expenses (1)			(2,540)			(1,782)
Depreciation and amortization			(3,129)			(2,965)

Income from continuing operations			2,438			2,969
Interest expense			(2,215)			(3,158)

Income (loss) before equity in income of partnership and net earnings from discontinued operations			223			(189)
Equity in income of partnership			29			29

Income (loss) before income from discontinued operations			252			(160)
Net (loss) income from discontinued operations			(19)			75
Gain on sale of discontinued operations (2)			15,692			—

Net income (loss)			$15,925			$(85)

(1)	Administrative expenses for the three months ended June 30, 2005, include $910,000 of non-ordinary expenses, including $847,000 related to the proxy contest with the remainder related to accounting and consulting projects.
(2)	The Company recognized a gain of $15.7 million on the disposition of Bryn Mawr Apartments, a 240-unit apartment community located in Naples, Florida, during the second quarter of 2005.

The operating revenue, operating costs, operating income and real estate investments for each of the reportable segments are summarized below for the six month periods ended June 30, 2005 and 2004.

	(in thousands)			(in thousands)
	Six months ended June 30, 2005			Six months ended June 30, 2004
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenues	$14,554	$10,658	$25,212	$14,678	$9,351	$24,029
Operating costs	(4,668)	(4,062)	(8,730)	(4,886)	(4,183)	(9,069)

Operating income	9,886	6,596	16,482	9,792	5,168	14,960
Administrative expenses (1)			(4,820)			(3,527)
Depreciation and amortization			(6,218)			(5,986)

Income from continuing operations			5,444			5,447
Interest expense			(5,304)			(6,157)

Income (loss) before equity in income of partnership and net earnings from discontinued operations			140			(710)
Equity in income of partnership			59			178

Income (loss) before income from discontinued operations			199			(532)
Net income from discontinued operations			82			114
Gain on sale of discontinued operations (2)			15,692			—

Net income (loss)			$15,973			$(418)

(1)	Administrative expenses for the six months ended June 30, 2005, include $1,461,000 of non-ordinary expenses, including $1,291,000 related to the proxy contest with the remainder related to accounting and consulting projects.
(2)	The Company recognized a gain of $15.7 million on the disposition of Bryn Mawr Apartments, a 240-unit apartment community located in Naples, Florida, during the second quarter of 2005.

	(in thousands)
	June 30
	2005	2004
Gross real estate investments:

Retail	$236,331	$229,953
Apartments	150,185	188,166

	386,516	418,119
Less: Accumulated depreciation	(115,553)	(114,829)

Net real estate investment	$270,963	$303,290

NOTE F – ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised its SFAS No. 123 (“SFAS No. 123R”), Accounting for Stock Based Compensation. The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement were originally effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission adopted an amendment to Regulation S-X that delays the effective date of SFAS No. 123R until January 1, 2006 although earlier adoption is permitted. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations and has made no decision regarding date of adoption, transition methods or option valuation methods.

NOTE G – STOCK BASED COMPENSATION – RESTRICTED SHARES

On February 9, 2005, the Company granted 87,500 restricted shares under the 1996 Stock Option and Incentive Plan, as amended, to certain of its officers, of which 79,000 shares remain outstanding. The shares vest 20% on each of February 9, 2006, 2007, 2008, 2009 and 2010; and are subject to certain acceleration or forfeiture provisions pursuant to the Plan. These restricted shares were valued based on the closing price on the New York Stock Exchange on February 9, 2005, the date of grant. The Company accounts for restricted stock in accordance with APB No. 25 and, accordingly, compensation expense is recognized over the expected vesting period. Compensation expense related to restricted stock of $44,000 was recognized for the three months ended June 30, 2005. For the six months ended June 30, 2005, $78,000 was recognized as compensation expense related to restricted stock.

NOTE H – CAPITAL AND FINANCING TRANSACTIONS

In March 2005, the Company sold 2,649,000 newly-issued, shares of its common stock at a price of $10.75 per share, under its shelf registration statement, providing the Company with net proceeds of approximately $27.2 million. The shares were sold in a direct placement to a group of institutional investors. The proceeds were used to repay short term debt, and, as the result of the substantial debenture conversion, are available for future use in new acquisition or development projects in pursuit of the Company’s strategic plan.

On March 30, 2005, the Company called all of its outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. The debentures were convertible into the Company’s common stock. By May 2, 2005, of the $56.6 million principal amount outstanding at the beginning of 2005, $2.6 million principal amount were redeemed (together with accrued interest) and $54.0 million principal amount of debentures were converted into a total of 4,906,200 newly issued shares at a conversion price of $11.00 per share. After the conversion, the outstanding common stock increased to 20,987,315 shares as of the close of business on May 2, 2005. As a result of this transaction, the Company’s total liabilities decreased by $54 million since the beginning of 2005 and the Company eliminated annual interest expense of $5.1 million (assuming total debentures outstanding of $56.6 million). Additionally, $1,074,000 of deferred debt issuance cost on the above debentures, as well as $1.4 million of accrued interest through the date of conversion, but not paid to converting debenture holders, was charged against paid in capital in the second quarter of 2005.

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community that we acquired in 1993. We received net proceeds of $24.7 million of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents and is available for use in future acquisition or development projects in pursuit of the Company’s strategic plan. We incurred $1 million in transaction costs, including prepayment premiums in closing the transaction. No officer, director or affiliate of ours obtained any benefit in this transaction. We recognized a gain of approximately $15.7 million in the second quarter of 2005.

NOTE I – SUBSEQUENT EVENTS

On July 29, 2005, the Company paid off all of the second mortgages held on its apartment properties totaling $12.5 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sizeler Property Investors, Inc.

We have reviewed the accompanying consolidated financial statements of Sizeler Property Investors, Inc. and subsidiaries as of June 30, 2005 and for the three and six month periods then ended. These financial statements are the responsibility of the Company’s management. The financial statements of Sizeler Property Investors, Inc. and subsidiaries as of and for the three and six month periods ended June 30, 2004 were reviewed by other accountants whose report (dated July 22, 2004) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

July 27, 2005

New Orleans, Louisiana

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Sizeler Property Investors, Inc. is a self-administered and self-managed real estate investment trust (REIT). We develop, acquire and own income producing retail shopping centers and apartment communities in the southeastern United States. As of June 30, 2005, our real estate investment portfolio was composed of sixteen retail properties and fourteen apartment communities, one of which is currently under construction. The properties are located in Louisiana (16), Florida (10), and Alabama (4).

On August 6, 2004, we announced an expanded strategic initiative for enhancing shareholder value. Under this strategic plan, we seek to grow revenues by continuing and expanding the successful property upgrade program begun in 2002, and by actively seeking to acquire properties in high growth markets, such as Florida.

In order to fund greater development and acquisition activity, the strategic plan calls for us to reduce operating expenses and interest expenses as well as over-all debt levels. In addition, the Company will opportunistically sell appreciated assets, to generate additional capital to fund new development and acquisition projects directly, with any proceeds being used to reduce debt pending re-investment. This use of capital reduces interest expense and overall debt-to-equity levels, in the latter case by both reducing debt and increasing stockholders’ equity. In this regard, we have previously stated that we are considering alternative ownership structures for our three enclosed regional malls, including their possible sale. Our practice and policy is that we only comment on individual portfolio transactions when we have an agreement in place.

Finally, under the plan, we will seek to achieve a relative balance between our apartment and retail assets, which we believe helps mitigate earnings volatility because these property types have proven to be counter-cyclical to each other as evidenced by the respective performance of these asset classes over the years.

As the result of the implementation of our strategy, our property upgrade program has been instrumental in significant improvement in overall apartment leased rates from 2003 to present. In Mobile, Alabama, where we began our upgrade initiative, the aggregate leased rate for our four apartment properties, with more than 1,300 units, grew from approximately 85% at the end of 2003 to 98% as of June 30, 2005. Company-wide, the aggregate leased rate grew from approximately 89% at year-end 2003 to approximately 95% as of June 30, 2005.

As a result of our development activity, 286 apartment units were added in 2004, including 204 units through the completion of the Governors Gate II project in Pensacola, Florida, and 77 units through the partial completion of Greenbrier Estates in Slidell, Louisiana. Our apartment portfolio currently consists of 14 properties, and when an additional 67 units at Greenbrier Estates come on-line in 2005, we will have 3,063 units in the portfolio.

In March 2005, we sold 2,649,000 newly issued shares of common stock under our existing shelf registration statement to a limited number of leading institutional REIT investors. The offering provided us with net proceeds of approximately $27.2 million, which was used to reduce debt.

On March 30, 2005, we announced the call of all our outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. The debentures were convertible into our common stock. By May 2, 2005, of the $56.6 million principal amount outstanding at the beginning of 2005, $2.6 million principal amount were redeemed (together with accrued interest) and $54.0 million principal amount of debentures were converted into a total of 4,906,200 newly issued shares at a conversion price of $11.00 per share. After the conversion, there were 20,987,315 shares of common stock outstanding as of the close of business on May 2, 2005.

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community that we acquired in 1993. We received net proceeds of $24.7 million of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents and is available for use in future acquisition or development projects in pursuit of the Company’s strategic plan. We incurred $1 million in transaction costs, including prepayment premiums in closing the transaction. No officer, director or affiliate of ours obtained any benefit in this transaction. We recognized a gain of approximately $15.7 million in the second quarter of 2005.

On July 29, 2005, the Company paid off all of the second mortgages held on its apartment properties totaling $12.5 million.

These transactions enabled us to significantly reduce our interest expense, strengthen our balance sheet, and be well positioned to enhance development and acquisition activities in high growth markets.

Comparison of the Three Months Ended June 30, 2005 and 2004

Total operating revenues were $12.6 million for the three-month period ended June 30, 2005, compared to $12.2 million earned a year ago. Operating revenues for the second quarter of 2005 were positively affected by the lease up of apartment units in our Governors Gate II and Greenbrier Estates development projects as well as an overall improvement in the level of apartment occupancy in 2005 over levels achieved in 2004. The improvement was partially offset by a slight decrease in retail revenue due to the loss of certain retail tenants. Second quarter operating costs were $4.4 million in 2005 and in 2004.

General and administrative costs increased approximately $758,000 in the second quarter of 2005. Included in general and administrative costs in the second quarter of 2005 were $910,000 of non-ordinary expenses including $847,000 related to the proxy contest with the remainder related to accounting and consulting projects. Without these non-ordinary costs, general and administrative costs would have decreased by $152,000 from the prior year amount.

Interest expense for the three months ended June 30, 2005 decreased $943,000 compared to the same period last year, due primarily to lower average balances on our lines of credit and the effects of conversion or redemption of approximately $56 million of convertible subordinated debentures.

For the three months ended June 30, 2005, net income was $15,925,000, compared to a net loss of $85,000 in the prior year’s quarter. After distributions to preferred shareholders, the net income allocated to common shareholders was $15,702,000 in the current year’s quarter, compared to a net loss allocated to common shareholders of $290,000 for the same period last year. The improvement is due primarily to the gain on sale of Bryn Mawr and to the above mentioned items, partially offset by an increase in depreciation expense in 2005 due to the above described delivery of apartment units and the renovation of existing properties in our portfolio.

Comparison of the Six Months Ended June 30, 2005 and 2004

Total operating revenues were $25.2 million for the six-month period ended June 30, 2005, compared to $24.0 million earned a year ago. Operating revenues for the first six months of 2005 were positively affected by the lease up of apartment units in our Governors Gate II and Greenbrier Estates development projects as well as an overall improvement in the level of apartment occupancy in 2005 over levels achieved in 2004. Operating costs were $8.7 million in 2005, compared to $9.1 million in 2004. The decrease in operating costs was primarily attributable to a reduction in payroll costs, including employee medical costs, as well as lower property insurance costs, partially offset by the addition of operating costs associated with the two development projects.

General and administrative costs increased approximately $1,293,000 in the first six months of 2005 compared to the same period in 2004. Included in general and administrative costs in the first half of 2005 were $1,461,000 of non-ordinary expenses including $1,291,000 related to the proxy contest with the remainder related to accounting and consulting projects. Without these non-ordinary costs, general and administrative costs would have decreased by $168,000 from the prior year amount.

Interest expense for the six months ended June 30, 2005 decreased $853,000 compared to the same period last year, due primarily to lower average balances on our lines of credit and the effects of conversion or redemption of approximately $56 million of convertible subordinated debentures.

For the six months ended June 30, 2005, net income was $15,973,000, compared to a net loss of $418,000 in the prior year. After distributions to preferred shareholders, the net income allocated to common shareholders was $15,563,000 in the first six months of the current year compared to a net loss allocated to common shareholders of $828,000 for the same period last year. The improvement is due primarily to the gain on sale of Bryn Mawr and the above mentioned items, partially offset by an increase in depreciation expense in 2005 due to the above described delivery of apartment units and the renovation of existing properties in our portfolio.

Discontinued Operations

For the properties accounted for as discontinued operations, Bryn Mawr Apartments and Lakeview Club Apartments, the results of operations sold during the period are required by GAAP to be classified as discontinued operations. For the three and six month periods ended June 30, 2005, the results of operations of Bryn Mawr Apartments and Lakeview Club Apartments were classified as discontinued operations. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense, defined as interest related to the Bryn Mawr Apartments and Lakeview Club Apartments mortgages.

The following is a summary of net earnings (loss) from discontinued operations:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Operating revenues	$249,000	$1,633,000	$836,000	$3,270,000
Operating expenses	(137,000)	(558,000)	(317,000)	(1,155,000)
Real estate taxes	(19,000)	(240,000)	(62,000)	(480,000)
Depreciation	(43,000)	(314,000)	(143,000)	(626,000)
Mortgage interest expense	(69,000)	(446,000)	(232,000)	(895,000)

	$(19,000)	$75,000	$82,000	$114,000

Gain on Disposition of Real Estate Investment

The Company recognized a gain of $15.7 million on the disposition of Bryn Mawr Apartments, a 240-unit apartment community located in Naples, Florida, during the second quarter of 2005. The transaction helps to reposition the Company’s real estate portfolio, key elements of which include:

•	Selected realization of appreciated asset values in the Company’s portfolio;

•	Reduction of the Company’s outstanding debt;

•	Generation of additional funds to invest in properties to be acquired or developed and in existing properties;

•	Efforts to achieve a more balance between shopping centers and apartments within the portfolio;

•	A greater focus on more rapidly growing markets within the Company’s geographic markets.

The Company had a net investment book value in Bryn Mawr Apartments of approximately $9.0 million at the time of sale. The Company received net proceeds of the transaction, totaling $24.7 million, of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents and is available for use in future acquisition or development projects in pursuit of the Company’s strategic plan. No director, officer or other related party of the Company participated in the transaction.

Liquidity and Capital Resources

The sources of our working capital on both a short-term and long-term basis are provided by operating activities, from which we fund normal operating requirements, periodic distributions to investors and capital expenditure requirements, supplemented by mortgage financings of properties in our portfolio, bank borrowings and issuance of debt and equity securities in the capital markets. Sixteen of our existing properties are currently unencumbered by mortgage debt. At June 30, 2005, we had $16.0 million in cash and cash equivalents. In addition, we maintain unsecured credit lines with commercial banks, which we utilize to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. These bank lines of credit total $75 million, all of which was available at June 30, 2005. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by us through the maintenance of prescribed financial ratios:

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

As of June 30, 2005, we were in compliance with these covenants. We continually reassess available sources of liquidity and capital financing alternatives and we currently believe that the sources discussed above will be adequate to fund our capital requirements for the next twelve months and thereafter.

Net cash flows provided by operating activities decreased approximately $213,000 in 2005 compared to the same period in 2004. The decrease was principally attributable to the timing in payment of certain expenses as compared to the prior year’s period.

Net cash flows used in investing activities increased approximately $28.6 million in 2005 from 2004, primarily attributable to net proceeds from the sale of real estate. During the first six months of 2005, we capitalized $251,000 in interest costs related to these and other developments.

Net cash flows provided by financing activities decreased approximately $20.9 million in 2005 from 2004 due to a $35.1 million reduction in borrowing activity from notes payable to banks and a $9.1 million reduction in principal payments on mortgage notes payable, partially offset by an increase of $28.6 million in proceeds from issuance of shares of common stock pursuant to the March 2005 equity placement and direct stock purchase and stock option plans. As of June 30, 2005, we had mortgage debt of $97.4 million. All of these mortgages are non-recourse and bear fixed rates of interest for a fixed term. We have a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property was subject to a mortgage that was paid off in 2004 by the other owner. Sixteen of our existing properties are currently unencumbered by mortgage debt. We anticipate that our current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit and mortgage debt) will be adequate to fund our future (i) operating and administrative expenses, (ii) debt service obligations (iii) distributions to common and preferred shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance expenses at our properties.

Contractual Obligations

On March 30, 2005, we called all of our outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. The debentures were convertible into our common stock. By May 2, 2005, of the $56.6 million principal amount outstanding at the beginning of 2005, $2.6 million principal amount were redeemed (together with accrued interest) and $54.0 million principal amount of debentures were converted into a total of 4,906,200 newly issued shares at a conversion price of $11.00 per share.

Holders of our Series B cumulative redeemable preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of distributions, preferential cumulative cash distributions at the rate of 9.75% per annum of the liquidation preference per share (equivalent to a fixed annual amount of $2.4375 per share). Distributions on the Series B preferred stock will be payable quarterly in arrears on the fifteenth day of February, May, August and November of each year, or, if not a business day, the next succeeding business day. The preferred stock is redeemable after May 10, 2007.

Our current common stock distribution policy is to pay quarterly distributions to shareholders, based upon, among other things, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly distributions will typically be greater than net income and may include a tax-deferred return of capital component.

There were no other material changes outside the ordinary course of our business during the three months ended June 30, 2005, to our contractual obligations as set forth in the Liquidity and Capital Resources section of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Funds From Operations

We define Funds from Operations (FFO) as net income, computed in accordance with GAAP, excluding: gains or losses from sales of property; those items defined as extraordinary under GAAP; plus depreciation on real estate assets and after similar adjustments for unconsolidated partnerships (and joint ventures). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

FFO is a key operating measure used by our management in evaluating current operating performance as well as trends in operating performance. Management also uses FFO to compare the Company’s operating performance with other equity REITs, particularly those who own retail and apartment properties. We also consider FFO, as well as other criteria, in evaluating and granting incentive compensation to our management. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT.

In computing FFO, we exclude the effect of depreciation, amortization and gains and losses from sales of real estate. In our view, these excluded amounts, which are derived from historical cost, are of limited relevance in evaluating current performance. Our experience, and the experience of other owners of shopping centers and apartment communities, is that depreciation and amortization have no correlation with changes in the value of the properties. Real estate assets can also appreciate, rather than depreciate in value over time. Management believes that FFO, by excluding such items (which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates) can help compare the operating performance of a company’s real estate between periods or as compared to different companies. We believe that use of FFO may also facilitate comparisons of operating performance between operating periods and among us and other equity REITs. Our FFO may not be comparable to FFO reported by other REITs. These other REITs may not define the term in a comparable manner or may use different interpretations in the calculation. Investors should review FFO, along with GAAP net income and other appropriate operating measures and cash flows from operating activities, investing activities and financing activities when trying to understand an equity REIT’s operating performance. FFO is not a GAAP measure or a disclosure required by the Securities and Exchange Commission.

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

	Three months Ended June 30
	2005		2004
	Dollars	Shares (a)	Dollars	Shares (a)
Net income (loss)	$15,925	19,317	$(85)	13,166
Additions:
Depreciation and amortization	3,172		3,279
Partnership depreciation	9		9
Deductions:
Gain on sale of discontinued operations	15,692		—
Minority depreciation	—		—
Preferred dividends	205		205
Amortization costs	166		167

Funds from operations - available to common shareholders	$3,043	19,317	$2,831	13,166

(a)	Weighted average shares outstanding

	Six months Ended June 30
	2005		2004
	Dollars	Shares (a)	Dollars	Shares (a)
Net income (loss)	$15,973	16,555	$(418)	13,146
Additions:
Depreciation and amortization	6,361		6,612
Partnership depreciation	18		17
Deductions:
Gain on sale of discontinued operations	15,692		—
Minority depreciation	—		16
Preferred dividends	410		410
Amortization costs	328		327

Funds from operations - available to common shareholders	$5,922	16,555	$5,458	13,146

(a)	Weighted average shares outstanding

For the three months ended June 30, 2005, FFO available to common shareholders increased by approximately $212,000 to $3.0 million, compared to $2.8 million for the same period in 2004. For the six months ended June 30, 2005, FFO available to common shareholders increased by approximately $463,000 to $5.9 million compared to $5.5 million for the same period in 2004. The increase is primarily due to the lease up of apartment units in our Governors Gate II and Greenbrier Estates development projects as well as an overall improvement in the level of apartment occupancy in 2005 over levels achieved in 2004 combined with a reduction in payroll costs, including employee medical costs, as well as lower property insurance costs, partially offset by the addition of operating costs associated with the two development projects, non-ordinary expenses, increased legal and advisory fees and cost for compliance with increased regulation and reporting for public companies.

Effects of Inflation

Substantially all of our retail leases contain provisions designed to provide us with a hedge against inflation. Most of our retail leases contain provisions that enable us to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. The majority of our retail leases are for terms of less than ten years, which allows us to adjust rentals to changing market conditions. In addition, most retail leases require tenants to pay a contribution towards property operating expenses, thereby reducing our exposure to higher operating costs caused by inflation. Our apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions.

Future Results

This Form 10-Q and other documents prepared and statements made by us may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in our securities are cautioned that a number of factors could adversely affect our Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in our properties; (b) decisions by tenants and anchor tenants who own their space to close stores at our properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at our properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties by us; (j) force majeure as it relates to construction and renovation projects; (k) possible dispositions of mature properties since because we are continuously engaged in the examination of our various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; (n) forces of nature; (o) the adverse tax consequences if we were to fail to qualify as a REIT in any taxable year; and (p) inability of our Company to implement its strategic initiatives for foregoing or other reasons. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We incorporate by reference the disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of our Form 10-K/A, for the year ended December 31, 2004. During the first six months of 2005, we reduced our short term, variable rate debt to $0 at June 30, 2005 from $27,958,000 at December 31, 2004, reducing our exposure to interest rate changes. This was accomplished using the $27.2 million in proceeds from the March 2005 sale of 2,649,000 newly-issued, shares of our common stock at a price of $10.75 per share under its shelf registration statement. There have been no other material changes during the first six months of 2005.

Item 4. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

Our Chief Financial Officer resigned in January 2005 and we promptly promoted our Controller to the position of Chief Financial Officer. Consequently, we had no Controller in place for approximately four months. We assigned the duties normally carried out by the Controller to various other employees while we searched for a suitable outside candidate for the Controller position. As of May 2, 2005, we had a new Controller in place. We do not believe that these events materially affected, or are reasonably likely to materially affect, our control over financial reporting.

During the quarterly period covered by this report, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On March 15, 2005, the Company and its directors filed in the U.S. District Court for the District of Maryland a lawsuit against First Union Real Estate & Equity Mortgage Investments (“First Union”). The suit is captioned Sizeler Property Investors, Inc., J. Terrell Brown, William Byrnes, Harold Judell, Sidney W. Lassen, Thomas A. Masilla, Jr., James McFarland, Richard Pearlstone, James R. Peltier and Theodore H. Strauss v. First Union Real Estate Equity & Mortgage Investments, Case No. 1:05-cv-718-RDB. The following day, March 16, 2005, the Company and its directors amended the lawsuit.

Count I of the Company’s amended lawsuit alleges that First Union violated Section 13(a) of the U.S. Securities Exchange Act of 1934 by failing to disclose in a truthful and timely manner in its Schedule 13D filings that it had specific plans with respect to the Company, including taking control of the Company, ousting management, selling the Company’s entire shopping center portfolio and/or liquidating the entire Company. Count II of the Company’s amended lawsuit requests the Court to declare and order that the Company’s recently completed sale of 2.649 million shares of its Common Stock to a group of institutional investors (the “Stock Sale”) was within the protections of Maryland’s business judgment rule and was taken in accordance with the applicable fiduciary standards under the Maryland General Corporation Law. The purpose of the Stock Sale was to raise equity capital primarily to reduce the Company’s outstanding indebtedness that carried the highest rate of interest by calling for redemption of an outstanding issue of $56.6 million principal amount of 9% Convertible Subordinated Debentures.

Additionally, on March 28, 2005, two shareholders filed a purported direct class action against the Company and its directors in the U.S. District Court for the District of Maryland. That action is captioned Jolly Roger Fund LP and Jolly Roger Offshore Fund, Ltd. v. Sizeler Property Investors, Inc., J. Terrell Brown, William Byrnes, Harold Judell, Sidney W. Lassen, Thomas A. Masilla, Jr., James McFarland, Richard Pearlstone, James R. Peltier and Theodore H. Strauss, Case No. 1:05-cv-841-RDB. The plaintiffs allege that the directors’ approval of the Stock Sale constituted a violation of the directors’ fiduciary duties as directors. The plaintiffs seek an order restoring the named plaintiffs and the purported class to their respective percentage ownership interests in the Company prior to the Stock Sale. Plaintiffs also seek damages and interest in an unspecified amount. The Company and its directors have filed a motion to dismiss this case, based upon the Company’s position that this action may be brought only as a derivative action, and thus, if at all, only by the Company itself. The Company’s position is that the suit against First Union satisfies this requirement. This motion has not been decided by the Court as of the date of this Report.

On April 19, 2005, First Union filed a counterclaim against the Company and its directors, seeking an amendment of the by-laws to provide for a date for the annual meeting. First Union voluntarily withdrew this counterclaim on May 2, 2005. First Union also moved the Court for a preliminary injunction to require the Company to provide a list of “non-objecting beneficial owners” of the Company’s securities (a “NOBO list”). The Company filed an opposition to First Union’s motion for preliminary injunction, and on July 11, 2005, the Court held a hearing on First Union’s motion for preliminary injunction. After receiving argument from counsel for all parties, the Court denied First Union’s motion for preliminary injunction in full. Although First Union’s counterclaim seeking the NOBO list remains pending, First Union has not asserted any claims for damages against the Company or the directors, and the remaining counterclaim is limited to the NOBO list.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Form 10-Q Exhibits

3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (No. 333-72208) filed October 25, 2001).

3.2	Amendment to Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2005).

10.1	Agreement dated January 11, 2005 between Charles E. Miller, Jr. and Sizeler Property Investors, Inc. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed January 14, 2005).

10.2	Change in Control Agreement dated May 11, 2005 between the Company and Guy M. Cheramie (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2005).

10.3	Amendment to Non-Elective Deferred Compensation Agreement between the Company and Guy M. Cheramie (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 16, 2005).

15	Letter regarding Unaudited Interim Financial Information (filed herewith).

31.1	Certification of Sidney W. Lassen, Chief Executive Officer (filed herewith).

31.2	Certification of Guy M. Cheramie, Chief Financial Officer (filed herewith).

32.1	Certification of Sidney W. Lassen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Guy M. Cheramie, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.
(Registrant)

By:	/S/ Guy M. Cheramie.
Guy M. Cheramie
Chief Financial Officer

Date: August 9, 2005