Form 10-Q
period 2005-09-30
SIZELER PROPERTY INVESTORS INC
filed 2005-11-09
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

21,175,743 shares of Common Stock ($.0001 Par Value) were outstanding as of October 31, 2005.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2005 (Unaudited)	December 31 2004 (Audited)
ASSETS
Real estate investments (Note C):
Land	$46,831,000	$47,885,000
Buildings and improvements, net of accumulated depreciation of $117,600,000 in 2005 and $113,421,000 in 2004	213,293,000	215,022,000
Land held for development	6,114,000	3,114,000
Construction in progress	11,052,000	14,259,000
Investment in real estate partnership	932,000	933,000

	278,222,000	281,213,000

Cash and cash equivalents	6,888,000	6,297,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $383,000 in 2005 and $316,000 in 2004	3,679,000	2,741,000
Prepaid expenses and other assets	11,909,000	13,099,000

Total Assets	$300,698,000	$303,350,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$84,418,000	$107,713,000
Bank notes payable	12,815,000	27,958,000
Accounts payable and accrued expenses	11,432,000	11,274,000
Tenant deposits and advance rents	828,000	892,000

	109,493,000	147,837,000
Convertible subordinated debentures (Note H)	—	56,599,000

Total Liabilities	109,493,000	204,436,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, 336,000 issued and outstanding in 2005 and 2004	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding - 21,166,000 in 2005 and 13,210,000 in 2004	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	256,192,000	170,611,000
Accumulated other comprehensive gain	53,000	63,000
Unearned compensation - restricted stock (Note G)	(807,000)	—
Cumulative net income	76,034,000	62,360,000
Cumulative distributions paid	(140,269,000)	(134,122,000)

Total Shareholders’ Equity	191,205,000	98,914,000

Total Liabilities and Shareholders’ Equity	$300,698,000	$303,350,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter ended September 30		Nine Months ended September 30
	2005	2004	2005	2004
Operating revenue (Note B)
Contractual rental income and other charges	$12,600,000	$11,796,000	$36,833,000	$34,898,000
Other income	535,000	490,000	1,517,000	1,416,000

Total Operating Revenues	13,135,000	12,286,000	38,350,000	36,314,000

Operating expenses (Note B )
Utilities	724,000	692,000	1,894,000	1,806,000
Real estate taxes	997,000	918,000	2,978,000	2,735,000
Administrative expenses (Note E)	2,805,000	1,628,000	7,628,000	5,155,000
Operations and maintenance	2,062,000	2,071,000	5,700,000	5,951,000
Other operating expenses (Note J)	1,248,000	1,038,000	3,188,000	3,295,000
Hurricane expenses (Note I)	538,000	762,000	538,000	762,000
Depreciation and amortization	3,241,000	3,151,000	9,458,000	9,137,000

Total Operating Expenses	11,615,000	10,260,000	31,384,000	28,841,000

Income from operations	1,520,000	2,026,000	6,966,000	7,473,000

Interest expense (Note D)	1,686,000	3,375,000	6,991,000	9,532,000
Interest expense-prepayment premium (Note D)	2,163,000	—	2,163,000	—

Total Interest Expense	3,849,000	3,375,000	9,154,000	9,532,000

Loss from continuing operations before equity in income of partnership, net earnings from discontinued operations and gain sale of real estate operations	(2,329,000)	(1,349,000)	(2,188,000)	(2,059,000)

Equity in income of partnership	29,000	21,000	87,000	199,000

Loss from continuing operations before net earnings from discontinued operations and gain on sale of real estate operations	$(2,300,000)	$(1,328,000)	$(2,101,000)	$(1,860,000)
Net earnings from discontinued real estate operations	—	67,000	82,000	181,000
Gain on sale of discontinued real estate operations	—	—	15,692,000	—

Net (loss) income	$(2,300,000)	$(1,261,000)	$13,673,000	$(1,679,000)

Net income (loss) allocation
Allocable to preferred shareholders	205,000	205,000	614,000	614,000
Allocable to common shareholders	(2,505,000)	(1,466,000)	13,059,000	(2,293,000)

Net (loss) income	$(2,300,000)	$(1,261,000)	$13,673,000	$(1,679,000)

Loss from continuing operations and sale of assets available per common share - basic and diluted (Note A)	$(0.12)	$(0.12)	$(0.15)	$(0.19)
Income from discontinued operations available per common share - basic and diluted	0.00	0.01	0.87	0.01

Net (loss) income available per common share - basic and diluted (Note A)	$(0.12)	$(0.11)	$0.72	$(0.18)

Weighted average common shares outstanding - basic and diluted	21,116,000	13,180,000	18,086,000	13,157,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$13,673,000	$(1,679,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,601,000	10,077,000
Non cash compensation	124,000	—
Gain on sale of discontinued real estate operations	(15,692,000)	—
Loss on sale of fixed assets	281,000
Change in accounts receivable and accrued revenue	(938,000)	592,000
Change in prepaid expenses and other assets	528,000	1,353,000
Change in accounts payable and accrued expenses	(1,389,000)	(2,362,000)

Net Cash Provided by Operating Activities	6,188,000	7,981,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(16,398,000)	(12,983,000)
Net proceeds from sale of real estate	24,700,000	—

Net Cash Provided by (Used in) Investing Activities	8,302,000	(12,983,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable (Note D)	(23,295,000)	(1,781,000)
Proceeds from mortgage notes payable	—	16,973,000
Net payments on notes payable to banks	(12,065,000)	(201,000)
Change in mortgage escrow deposits and debt issuance costs	(101,000)	(503,000)
Cash distributions to common and preferred shareholders	(6,147,000)	(7,981,000)
Purchase of company stock	—	(27,000)
Redemption of debentures	(2,630,000)	—
Proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans	30,339,000	969,000

Net Cash (Used In) Provided by Financing Activities	(13,899,000)	7,449,000

Net increase in cash and cash equivalents	591,000	2,447,000

Cash and cash equivalents at beginning of year	6,297,000	3,565,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,888,000	$6,012,000

Supplemental cash flow information:
Cash interest payments, net of capitalized interest	$4,122,000	$12,130,000

Non-cash operating and investing activities (Note J)	$1,200,000	$3,606,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

NOTE A — BASIS OF PRESENTATION

As of September 30, 2005, the Company’s real estate portfolio included interests in sixteen shopping centers and fifteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. Fifteen properties in the portfolio are held through wholly-owned subsidiary corporations or limited liability companies. One of the properties, Southwood Shopping Center, is owned by a partnership in which the Company has a 50% interest, which is accounted for using the equity method. Sizeler Property Investors, Inc., the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”.

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

Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated balance sheet at December 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2004.

NOTE B – RECLASSIFICATIONS

Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the 2005 consolidated financial statement presentation.

NOTE C – REAL ESTATE INVESTMENTS

The Company has land holdings and designates certain parcels of land as held for development. This land is made up of approximately 72 acres at various locations and has a book value of approximately $6.1 million.

The Company acquired The Villages of Williamsburg, an apartment community with 194 units located in Shreveport, Louisiana on September 9, 2005 for $9.3 million. SFAS 141 requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the time of acquisition. The Company will amortize the asset over the estimated average remaining life of the leases.

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

In February 2004, the Company completed construction of the second phase of its Governors Gate apartment community located in Pensacola, Florida adding 204 new units to the existing portfolio. Construction is nearly complete on the Greenbrier Estates apartment community located in Slidell, Louisiana, which adds a total of 144 new units to the existing portfolio. As of September 30, 2005, 112 of the 144 units were completed. The Company has all material construction contracts joined by a financial surety to insure the performance by the general contractor.

NOTE D — MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. At September 30, 2005, mortgage notes payable totaled approximately $84.4 million. Individual notes ranged from $2.1 million to $20.8 million, with fixed rates of interest ranging from 5.97% to 7.94% and maturity dates ranging from May 1, 2008 to August 1, 2014. Net book values of properties securing these mortgage notes payable totaled approximately $126.1 million at September 30, 2005, with individual property net book values ranging from $2.1 million to $29.5 million.

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

The Company assesses and measures segment operating results based on a performance measure referred to as net operating income and is based on the operating revenue and operating expenses directly associated with the operation of the real estate properties (excluding depreciation and amortization, administrative and interest expense). Net operating income is not a measure of operating results as measured by GAAP, and should not be considered an alternative to net income as a measure of the Company’s operating performance and to cash flows as a measure of liquidity.

The operating revenue, operating costs, operating income, on a same store basis, and real estate investments for each of the reportable segments are summarized below for the three month periods ended September 30, 2005 and 2004.

	(in thousands)			(in thousands)
	Three months ended September 30, 2005			Three months ended September 30, 2004
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenue	$7,588	$5,547	$13,135	$7,157	$5,129	$12,286
Operating costs	(2,703)	(2,866)	(5,569)	(2,621)	(2,860)	(5,481)

Operating income	4,885	2,681	7,566	4,536	2,269	6,805
Administrative expenses (1)			(2,805)			(1,628)
Depreciation and amortization			(3,241)			(3,151)

Income from continuing operations			1,520			2,026
Interest expense			(3,849)			(3,375)

Loss before equity in income of partnership and net earnings from discontinued operations			(2,329)			(1,349)
Equity in income of partnership			29			21

Loss before earnings from discontinued operations and loss on sale of fixed assets			(2,300)			(1,328)
Net earnings from discontinued operations			—			67

Net income (loss)			$(2,300)			$(1,261)

(1)	Administrative expenses for the three months ended September 30, 2005, include $1,098,000 of non-ordinary expenses, including $1,073,000 related to the proxy contest with the remainder related to accounting and consulting projects.

The operating revenue, operating costs, operating income, on a same store basis, and real estate investments for each of the reportable segments are summarized below for the nine month periods ended September 30, 2005 and 2004.

	(in thousands)			(in thousands)
	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Retail	Apartments	Total	Retail	Apartments	Total
Operating revenue	$22,143	$16,207	$38,350	$21,835	$14,479	$36,314
Operating costs	(7,369)	(6,929)	(14,298)	(7,507)	(7,042)	(14,549)

Operating income	14,774	9,278	24,052	14,328	7,437	21,765
Administrative expenses (1)			(7,628)			(5,155)
Depreciation and amortization			(9,458)			(9,137)

Income from continuing operations			6,966			7,473
Interest expense			(9,154)			(9,533)

Loss before equity in income of partnership, net earnings from discontinued operations and gain on sale of discontinued operations			(2,188)			(2,060)
Equity in income of partnership			87			199

Loss before earnings from discontinued operations and gain on sale of discontinued operations			(2,101)			(1,861)
Net income from discontinued operations			82			181
Gain on sale of discontinued operations (2)			15,692			—

Net income (loss)			$13,673			$(1,680)

(1)	Administrative expenses for the nine months ended September 30, 2005, include $2,559,000 of non-ordinary expenses, including $2,365,000 related to the proxy contest with the remainder related to accounting and consulting projects.
(2)	The Company recognized a gain of $15.7 million on the disposition of Bryn Mawr Apartments, a 240-unit apartment community located in Naples, Florida, during the second quarter of 2005.

Gross real estate investments:	(in thousands)
	September 30
	2005	2004
Retail	$237,018	$230,688
Apartments	158,804	190,258

	395,822	420,946
Less: Accumulated depreciation	(117,600)	(118,097)

Net real estate investment	$278,222	$302,849

NOTE F – ACCOUNTING PRONOUNCEMENTS

The Company is required to adopt SFAS No. 123 (“SFAS No. 123R”), Accounting for Stock Based Compensation on January 1, 2006. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations and has made no decision regarding date of adoption, transition methods or option valuation methods.

NOTE G – STOCK BASED COMPENSATION – RESTRICTED SHARES

On February 9, 2005, the Company granted 87,500 restricted shares under the 1996 Stock Option and Incentive Plan, as amended, to certain of its officers, of which 79,000 shares remain outstanding. The shares vest 20% on each of February 9, 2006, 2007, 2008, 2009 and 2010; and are subject to certain acceleration or forfeiture provisions pursuant to the Plan. These restricted shares were valued based on the closing price on the New York Stock Exchange on February 9, 2005, the date of grant. The Company accounts for restricted stock in accordance with APB No. 25 and, accordingly, compensation expense is recognized over the expected vesting period. Compensation expense related to restricted stock of $47,000 was recognized for the three months ended September 30, 2005. For the nine months ended September 30, 2005, $124,000 was recognized as compensation expense related to restricted stock.

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

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community that it acquired in 1993. The Company received net proceeds of $24.7 million of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents and is available for use in future acquisition or development projects in pursuit of the Company’s strategic plan. The Company incurred $1 million in transaction costs, including prepayment premiums in closing the transaction. No officer, director or affiliate of the Company obtained any benefit in this transaction. The Company recognized a gain of approximately $15.7 million in the second quarter of 2005.

On July 29, 2005, the Company paid off all of the second mortgages held on its apartment properties totaling $12.5 million and incurred $2.2 million in prepayment premiums associated with the payoff of these mortgages.

NOTE I – HURRICANE LOSS

During the third quarter 2005, the Company’s properties sustained storm damages from the recent succession of Hurricanes Dennis, Katrina and Rita. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including loss of rents, as well as storm clean-up. At this time, the Company is still assessing the extent of the damages sustained as well as taking immediate action to execute repairs to the properties. The Company has insurance to cover a majority of the cost of such events. The Company currently estimates its out-of-pocket cash exposure to the deductible under its insurance policies as well as non-covered costs to be approximately $4.2 million. After taking into consideration existing book values of assets and capitalization policies, an expense of approximately $538,000 has been recorded for costs actually incurred as of September 30, 2005. The Company estimates that an additional charge to expense of approximately $500,000, which is included in the above estimate of out-of-pocket cash exposure, will be incurred in the fourth quarter of 2005 for the cost of damages actually incurred in that quarter. The final charge to expense, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim. The above described 2005 hurricane-related costs compare to an estimated out-of-pocket cash exposure in the third quarter of 2004 from Hurricane Ivan of approximately $1.5 million and a recorded expense of approximately $762,000 in that quarter.

NOTE J – NON-CASH OPERATING AND INVESTING ACTIVITIES

In August 2005, the Company sold aircraft owned since 1992 in exchange for a note receivable of $1.2 million secured by an aircraft security agreement, resulting in a net loss of $281,000. The note receivables is amortizable on a 15-year basis, but a final balloon payment is due at the end of 10 years. This loss is included in other operating expenses. In 2004, the non-cash operating and investing activities represent an increase in retainages related to construction projects.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Sizeler Property Investors, Inc.

We have reviewed the accompanying consolidated financial statements of Sizeler Property Investors, Inc. and subsidiaries as of September 30, 2005 and for the three and nine month periods then ended. These financial statements are the responsibility of the Company’s management. The financial statements of Sizeler Property Investors, Inc. and subsidiaries as of and for the three and nine month periods ended September 30, 2004 were reviewed by other accountants whose report (dated October 22, 2004) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

October 28, 2005

New Orleans, Louisiana

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Sizeler Property Investors, Inc. is a self-administered and self-managed real estate investment trust (REIT). The Company develops, acquires and owns income producing retail shopping centers and apartment communities in the southeastern United States. As of September 30, 2005, the real estate investment portfolio was composed of sixteen retail properties and fifteen apartment communities, one of which is currently under construction. The properties are located in Louisiana (17), Florida (10), and Alabama (4).

On August 6, 2004, the Company announced an expanded strategic initiative for enhancing shareholder value. Under this strategic plan, the Company seeks to grow revenue by continuing and expanding the successful property upgrade program begun in 2002, and by actively seeking to acquire properties in high growth markets, such as Florida.

In order to fund greater development and acquisition activity, the strategic plan calls for a reduction in operating expenses and interest expenses as well as over-all debt levels. In addition, the Company will opportunistically sell appreciated assets, to generate additional capital to fund new development and acquisition projects directly, with any proceeds being used to reduce debt pending re-investment. This use of capital reduces interest expense and overall debt-to-equity levels, in the latter case by both reducing debt and increasing stockholders’ equity. In this regard, the Company has previously stated that it is considering alternative ownership structures for our three enclosed regional malls, including their possible sale. Our practice and policy is that we only comment on individual portfolio transactions when an agreement is in place.

Finally, under the plan, the Company will seek to achieve a relative balance between apartment and retail assets, which it believes helps to mitigate earnings volatility because these property types have proven to be counter-cyclical to each other as evidenced by the respective performance of these asset classes over the years.

As the result of the implementation of this strategy, the property upgrade program has been instrumental in significant improvement in overall apartment leased rates from 2003 to present. In Mobile, Alabama, where the upgrade initiative began, the aggregate leased rate for the four apartment properties, with more than 1,300 units, grew from approximately 85% at the end of 2003 to 97% as of September 30, 2005. Company-wide, the aggregate leased rate grew from approximately 89% at year-end 2003 to approximately 97% as of September 30, 2005.

As a result of development activity, 316 apartment units were added since January 2004, including 204 units through the completion of the Governors Gate II project in Pensacola, Florida, and 112 units through the partial completion of Greenbrier Estates in Slidell, Louisiana. The apartment portfolio currently consists of 15 properties, and when the remaining 32 units at Greenbrier Estates come on-line, there will be 3,257 units in the portfolio.

In March 2005, the Company sold 2,649,000 newly issued shares of common stock under an existing shelf registration statement to a limited number of leading institutional REIT investors. The offering provided net proceeds of approximately $27.2 million, which was used to reduce debt.

On March 30, 2005, the Company announced the call of all of the outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. The debentures were convertible into common stock. By May 2, 2005, of the $56.6 million principal amount outstanding at the beginning of 2005, $2.6 million principal amount were redeemed (together with accrued interest) and $54.0 million principal amount of debentures were converted into a total of 4,906,200 newly issued shares at a conversion price of $11.00 per share. After the conversion, there were 20,987,315 shares of common stock outstanding as of the close of business on May 2, 2005.

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community that was acquired in 1993. Net proceeds of $24.7 million were received of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents and is available for use in future acquisition or development projects in pursuit of the Company’s strategic plan. The Company incurred $1 million in transaction costs, including prepayment premiums in closing the transaction. No officer, director or affiliate of the Company obtained any benefit in this transaction. A gain of approximately $15.7 million was recognized in the second quarter of 2005.

On July 29, 2005, the Company paid off all of the second mortgages held on its apartment properties totaling $12.5 million and incurred $2.2 million in prepayment premiums associated with the payoff of these mortgages.

These transactions enabled us to significantly reduce our interest expense, strengthen our balance sheet, and be well positioned to enhance future development and acquisition activities in high growth markets.

Comparison of the Three Months Ended September 30, 2005 and 2004

Total operating revenue was $13.1 million for the three-month period ended September 30, 2005, compared to $12.3 million in the comparable prior period. Operating revenue for the third quarter of 2005 was positively affected by the lease up of apartment units in our Governors Gate II and Greenbrier Estates development projects as well as an overall improvement in the level of apartment occupancy in 2005 over levels achieved in 2004. Additionally, the increase in retail revenue was due primarily to a $500,000 lease termination fee. Third quarter operating costs were $5.6 million in 2005 compared to $5.5 million in 2004. Operating costs include the addition of operating costs associated with the two development projects and a loss on sale of fixed assets, offset by decreases in payroll costs, including employee medical costs, as well as lower property insurance costs.

General and administrative costs increased approximately $1,100,000 in the third quarter of 2005. Included in general and administrative costs in the third quarter of 2005 were $1,098,000 of non-ordinary expenses including $1,073,000 related to the proxy contest. Excluding these non-ordinary costs, general and administrative costs were approximately flat with the prior year amount.

Interest expense for the three months ended September 30, 2005 increased $474,000 compared to the same period last year, due primarily to the prepayment premium of $2,163,000 resulting from the payoff of the second mortgages held on the apartment properties, partially offset by lower average balances on our lines of credit and the effects of conversion and redemption of approximately $56 million of 9% convertible subordinated debentures.

During the third quarter 2005, the Company’s properties sustained storm damages from the recent succession of Hurricanes Dennis, Katrina and Rita. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including loss of rents, as well as storm clean-up. At this time, the Company is still assessing the extent of the damages sustained as well as taking immediate action to execute repairs to the properties. The Company has insurance to cover a majority of the cost of such events. The Company currently estimates its out-of-pocket cash exposure to the deductible under its insurance policies as well as non-covered costs to be approximately $4.2 million. After taking into consideration existing book values of assets and capitalization policies, an expense of approximately $538,000 has been recorded for costs actually incurred as of September 30, 2005. The Company estimates that an additional charge to expense of approximately $500,000, which is included in the above estimate of out-of-pocket cash exposure, will be incurred in the fourth quarter of 2005 for the cost of damages actually incurred in that quarter. The final charge to expense, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim. The above described 2005 hurricane-related costs compare to an estimated out-of-pocket cash exposure in the third quarter of 2004 from Hurricane Ivan of approximately $1.5 million and a recorded expense of approximately $762,000 in that quarter.

For the three months ended September 30, 2005, there was a net loss of $2.3 million compared to a net loss of $1,261,000 in the prior year’s quarter. After distributions to preferred shareholders, the net loss allocated to common shareholders was $2,505,000 in the current year’s quarter, compared to a net loss allocated to common shareholders of $1,466,000 for the same period last year. The increase in the net loss is due primarily to the $1,098,000 of non-ordinary expenses in 2005 explained above.

Comparison of the Nine months Ended September 30, 2005 and 2004

Total operating revenue was $38.4 million for the nine-month period ended September 30, 2005, compared to $36.3 million earned a year ago. Operating revenue for the first nine months of 2005 was positively affected by the lease up of apartment units in our Governors Gate II and Greenbrier Estates development projects as well as an overall improvement in the level of apartment occupancy in 2005 over levels achieved in 2004. Additionally, the increase in retail revenue was due primarily to a $500,000 lease termination fee. Operating costs were $14.3 million in 2005, compared to $14.5 million in 2004. The decrease in operating costs was primarily attributable to a reduction in payroll costs, including employee medical costs, as well as lower property insurance costs, partially offset by the addition of operating costs associated with the two development projects and a loss on sale of fixed assets.

General and administrative costs increased approximately $2,473,000 in the first nine months of 2005 compared to the same period in 2004. Included in general and administrative costs were $2,559,000 of non-ordinary expenses including $2,365,000 related to the proxy contest. Without these non-ordinary costs, general and administrative costs would have decreased by $86,000 from the prior year amount.

Interest expense for the nine months ended September 30, 2005 decreased $378,000 compared to the same period last year, due primarily to lower average balances on our lines of credit and the effects of conversion and redemption of approximately $56 million of 9% convertible subordinated debentures. The decrease was partially offset by the prepayment premium of $2,163,000 resulting from the payoff of the second mortgages held on the apartment properties.

For the nine months ended September 30, 2005, net income was $13,673,000, compared to a net loss of $1,679,000 in the prior year. After distributions to preferred shareholders, the net income allocated to common shareholders was $13,059,000 for the first nine months of the current year compared to a net loss allocated to common shareholders of $2,293,000 for the same period last year. The improvement is due primarily to the gain on sale of Bryn Mawr and the above mentioned items, partially offset by $2,559,000 of non-ordinary expenses and an increase in depreciation expense in 2005 due to the above described delivery of apartment units and the renovation of existing properties in our portfolio, as well as the acquisition of The Villages of Williamsburg.

Discontinued Operations

For the three and nine month periods ended September 30, 2005 and 2004, the results of operations of Bryn Mawr Apartments and Lakeview Club Apartments were classified as discontinued operations. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense, defined as interest related to the Bryn Mawr Apartments and Lakeview Club Apartments mortgages.

The following is a summary of net earnings from discontinued operations:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Operating revenues	$—	$1,630,000	$836,000	$4,900,000
Operating expenses	—	(564,000)	(317,000)	(1,719,000)
Real estate taxes	—	(240,000)	(62,000)	(720,000)
Depreciation	—	(314,000)	(143,000)	(940,000)
Mortgage interest expense	—	(445,000)	(232,000)	(1,340,000)

	$—	$67,000	$82,000	$181,000

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

The Company had a net investment book value in Bryn Mawr Apartments of approximately $9.0 million at the time of sale. The Company received net proceeds from the transaction totaling $24.7 million, of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt, to add to the Company’s cash and cash equivalents, and was available for use to repay additional debt as well as to fund in future acquisition or development projects in pursuit of the Company’s strategic plan. No director, officer or other related party of the Company participated in the transaction.

Liquidity and Capital Resources

The sources of our working capital on both a short-term and long-term basis are provided by operating activities, from which we fund normal operating requirements, periodic distributions to investors and capital expenditure requirements, supplemented by mortgage financings of properties in our portfolio, bank borrowings and issuance of debt and equity securities in the capital markets. Seventeen of our existing properties are currently unencumbered by mortgage debt. At September 30, 2005, we had $6.9 million in cash and cash equivalents. In addition, we maintain unsecured credit lines with commercial banks, which we utilize to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. These bank lines of credit total $75 million, of which $62.2 million was available at September 30, 2005. Utilization of the bank lines is subject to certain restrictive covenants that impose maximum borrowing levels by us through the maintenance of prescribed financial ratios:

•	Minimum net worth, adding back depreciation – must exceed $115 million

•	Debt to equity ratio – must not exceed 150%

•	The ratio of annual distribution to annual funds from operations – must not exceed 100%

•	The ratio of unencumbered assets to committed bank lines – must exceed 100%

•	Interest coverage – funds from operations plus interest expense must exceed 150% of interest expense

•	The ratio of net operating income from unencumbered assets to funded portion of committed bank lines – must exceed 15% of funded bank lines

•	The ratio of funds from operations from unencumbered assets to interest expense on funded unsecured debt – must exceed 200% of interest expense

From time to time, the Company has obtained waivers of these covenants when appropriate. As of September 30, 2005, there were no unresolved issues regarding these covenants. We continually reassess available sources of liquidity and capital financing alternatives and we currently believe that the sources discussed above will be adequate to fund our capital requirements for the next twelve months and thereafter.

Net cash flows provided by operating activities decreased approximately $1,793,000 in 2005 compared to the same period in 2004. The decrease was principally attributable to the timing in payment of certain expenses as compared to the prior year’s period.

Net cash flows provided by investing activities increased approximately $21.3 million in 2005 from 2004, primarily attributable to net proceeds from the sale of real estate, Bryn Mawr Apartments. The Company received net proceeds of $24.7 million from the transaction. In September 2005, the Company acquired The Villages of Williamsburg, an apartment community with 194 units located in Shreveport, Louisiana. During the first nine months of 2005, the Company capitalized $251,000 in interest costs related to these and other developments.

Net cash flows provided by financing activities decreased approximately $21.3 million in 2005 from 2004 due to an $11.9 million reduction in borrowing activity from notes payable to banks, a $21.5 million reduction in principal payments on mortgage notes payable and a $17.0 million reduction in proceeds from mortgage notes payable. The decrease was partially offset by an increase of $29.4 million in proceeds from issuance of shares of common stock pursuant to the March 2005 equity placement and direct stock purchase and stock option plans. As of September 30, 2005, we had mortgage debt of $84.4 million. All of these mortgages are non-recourse and bear fixed rates of interest for a fixed term. We have a 50% interest in a partnership which owns the Southwood Shopping Center located in Gretna, Louisiana. This property was subject to a mortgage that was paid off in 2004 by the other owner. Seventeen of our existing properties are currently unencumbered by mortgage debt. We anticipate that our current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit and mortgage debt) will be adequate to fund our future (i) operating and administrative expenses, (ii) debt service obligations (iii) distributions to common and preferred shareholders, (iv) capital improvements on existing properties, (v) development of new properties, and (vi) normal repair and maintenance expenses, including costs associated with hurricane damages, at our properties.

Stock Repurchase Program

The Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. This repurchase program replaces the Company’s previous stock repurchase authorization and may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

Contractual Obligations

On March 30, 2005, the Company called all of the outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. The debentures were convertible into common stock. By May 2, 2005, of the $56.6 million principal amount outstanding at the beginning of 2005, $2.6 million in principal amount were redeemed (together with accrued interest) and $54.0 million in principal amount of debentures were converted into a total of 4,906,200 newly issued shares at a conversion price of $11.00 per share.

Holders of our Series B cumulative redeemable preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of distributions, preferential cumulative cash distributions at the rate of 9.75% per annum of the liquidation preference per share (equivalent to a fixed annual amount of $2.4375 per share). Distributions on the Series B preferred stock will be payable quarterly in arrears on the fifteenth day of February, May, August and November of each year, or, if not a business day, the next succeeding business day. The preferred stock is redeemable after May 10, 2007, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon to the date fixed for redemption, without interest.

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

There were no other material changes outside the ordinary course of our business during the three months ended September 30, 2005, to our contractual obligations as set forth in the Liquidity and Capital Resources section of our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Funds From Operations

The Company defines Funds from Operations (“FFO”) as net income, computed in accordance with

GAAP, excluding: gains or losses from sales of property; those items defined as extraordinary under GAAP; plus depreciation on real estate assets and after similar adjustments for unconsolidated partnerships (and joint ventures).

FFO is a key operating measure used by the Company’s management in evaluating current operating performance as well as trends in operating performance. Management also uses FFO to compare the Company’s operating performance with other equity REITs, particularly those who own retail and apartment properties. The Company also considers FFO, as well as other criteria, in evaluating and granting incentive compensation to management. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT.

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

A reconciliation of net income to basic FFO is presented below (in thousands):

	Three months Ended September 30
	2005		2004
	Dollars	Shares (a)	Dollars	Shares (a)
Net loss	$(2,300)	21,116	$(1,261)	13,180
Additions:
Depreciation and amortization	3,241		3,465
Partnership depreciation	9		9
Deductions:
Preferred dividends	(205)		(205)
Amortization costs	(271)		(172)

Funds from operations - available to common shareholders	$474	21,116	$1,836	13,180

(a)	Weighted average shares outstanding

	Nine months Ended September 30
	2005		2004
	Dollars	Shares (a)	Dollars	Shares (a)
Net income (loss)	$13,673	18,086	$(1,679)	13,157
Additions:
Depreciation and amortization	9,601		10,077
Partnership depreciation	27		26
Deductions:
Gain on sale of discontinued operations	(15,692)		—
Minority depreciation	—		(16)
Preferred dividends	(614)		(614)
Amortization costs	(599)		(498)

Funds from operations - available to common shareholders	$6,396	18,086	$7,296	13,157

(a)	Weighted average shares outstanding

For the three months ended September 30, 2005, FFO available to common shareholders decreased by approximately $1,362,000 to $474,000 compared to $1.8 million for the same period in 2004. For the nine months ended September 30, 2005, FFO available to common shareholders decreased by approximately $900,000 to $6.4 million compared to $7.3 million for the same period in 2004. The decrease was primarily due to non-ordinary expenses, increased legal and advisory fees and cost for compliance with increased regulation and reporting for public companies. The decrease was partially offset by the lease up of apartment units in our Governors Gate II and Greenbrier Estates development projects as well as an overall improvement in the level of apartment occupancy in 2005 over levels achieved in 2004 combined with a reduction in payroll costs, including employee medical costs, as well as lower property insurance costs. Additionally, interest expense decreased due primarily to lower average balances on our lines of credit and the effects of conversion and redemption of approximately $56 million of convertible subordinated debentures, partially offset by the prepayment premium of $2.2 million resulting from the payoff of the second mortgages held on the apartment properties.

Effects of Inflation

Substantially all of the Company’s retail leases contain provisions designed to provide us with a hedge against inflation. Most of the Company’s retail leases contain provisions that enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. The majority of retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to pay a contribution towards property operating expenses, thereby reducing exposure to higher operating costs caused by inflation. Apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions.

Future Results

This Form 10-Q and other documents prepared and statements made by the Company may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties; (j) force majeure as it relates to construction and renovation projects; (k) possible dispositions of mature properties since because the Company is continuously engaged in the examination of the various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; (n) forces of nature; (o) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (p) inability of the Company to implement its strategic initiatives for foregoing or other reasons.

In connection with our efforts in the proxy contest, the Company published financial forecasts on August 22, 2005 that included assumptions regarding property acquisitions, marketing of the regional malls as well as other assumptions about the terms on which future acquisitions would be made. Subsequent to August 22nd, Hurricanes Katrina and Rita caused major disruption to the Louisiana and Alabama areas. While we will continue the Company’s efforts to implement its strategic plan, including acquisitions and the marketing of regional malls, the timing of such activities as well as the terms upon which transactions might occur cannot be predicted at this time. Accordingly, the August 22, 2005 financial forecasts are not representative of the current efforts to implement the Company’s strategic plan.

Except as required under federal securities laws and the rules and regulations of the SEC, the Company does not have any intention or obligation to update or revise any forward-looking statements in this Form 10-Q, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of our Form 10-K/A, is incorporated by reference for the year ended December 31, 2004. During the first nine months of 2005, the Company reduced short term, variable rate debt to $12.8 million at September 30, 2005 from $27,958,000 at December 31, 2004, reducing the exposure to interest rate changes. This was accomplished using the $27.2 million in proceeds from the March 2005 sale of 2,649,000 newly-issued, shares of our common stock at a price of $10.75 per share under its shelf registration statement. There have been no other material changes during the first nine months of 2005.

Item 4. Controls and Procedures.

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

The former Chief Financial Officer resigned in January 2005 and the Company promptly promoted the Controller to the position of Chief Financial Officer. Consequently, the Company had no Controller in

place for approximately four months. The Company assigned the duties normally carried out by the Controller to various other employees while we searched for a suitable outside candidate for the Controller position. As of May 2, 2005, the Company had a new Controller in place. The Company does not believe that these events materially affected, or are reasonably likely to materially affect, our control over financial reporting.

During the quarterly period covered by this report, there were no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On March 15, 2005, the Company and its directors filed in the U.S. District Court for the District of Maryland a lawsuit against First Union Real Estate & Equity Mortgage Investments (“First Union”). That action was captioned, Sizeler Property Investors, Inc., J. Terrell Brown, William Byrnes, Harold Judell, Sidney W. Lassen, Thomas A. Masilla, Jr., James McFarland, Richard Pearlstone, James R. Peltier and Theodore H. Strauss v. First Union Real Estate Equity & Mortgage Investments, Case No. 1:05-cv-718-RDB. The following day, the Company and its directors amended the lawsuit. On July 12, 2005, the Court denied a motion for a preliminary injunction on the defendant’s counterclaim. On September 12, 2005, the Company and First Union dismissed with prejudice all claims in this case in connection with the settlement of the proxy contest.

Additionally, on March 28, 2005, two shareholders filed a purported direct class action against the Company and its directors in the U.S. District Court for the District of Maryland. That action was captioned, Jolly Roger Fund LP and Jolly Roger Offshore Fund, Ltd. v. Sizeler Property Investors, Inc., J. Terrell Brown, William Byrnes, Harold Judell, Sidney W. Lassen, Thomas A. Masilla, Jr., James McFarland, Richard Pearlstone, James R. Peltier and Theodore H. Strauss, Case No. 1:05-cv-841-RDB. The plaintiffs sought an order restoring the named plaintiffs and the purported class to their respective percentage ownership interests in the Company prior to the March 2005 stock sale. Plaintiffs also sought damages and interest in an unspecified amount. The Company and its directors filed a motion to dismiss the case. On November 4, 2005, the Court granted the motion filed by the Company and the directors and dismissed all of the plaintiffs’ claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders, held on October 27, 2005, the following matters were submitted for voting to shareholders:

1.	Election of Directors—The stockholders re-elected Sidney W. Lassen and William G. Brynes to serve until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified (the terms of Michael L. Ashner, J. Terrell Brown, James W. McFarland, Richard L. Pearlstone and Mark M. Tanz continued after the meeting).

Director	Votes For	Votes Withheld
Sidney W. Lassen	14,136,025	4,874,397
William G. Byrnes	14,583,941	4,426,481

2.	Charter Amendment—The stockholders approved amendments to the Company’s charter to phase-out (by 2007) the staggered terms of the directors and to provide that directors can be removed with or without cause by a vote of 75% of the stockholders entitled to vote at any annual meeting or any special meeting of stockholders called for that purpose.

For	Against	Abstain
18,806,810	182,688	20,924

3.	Directors’ Service Recognition Plan—The proposal to ratify the adoption of the Sizeler Property Investors Directors’ Service Recognition Plan did not receive the required stockholder vote.

For	Against	Abstain
5,851,498	8,320,229	30,112

4.	Ratification of Auditors—The stockholders ratified Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2005 audit.

For	Against	Abstain
18,955,395	38,276	16,751

First Union filed proxy materials with the SEC to solicit stockholder votes for the election of an alternate slate of directors and the Company’s liquidation. The Company and First Union settled this proxy contest and a description of the terms of the settlement agreement was included in the Company’s Proxy Statement for its Annual Meeting of Shareholders held October 27, 2005.

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

Date: November 9, 2005