Form 10-K
period 2005-12-31
SIZELER PROPERTY INVESTORS INC
filed 2006-03-16
CIK 805419

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 1-09349

SIZELER PROPERTY INVESTORS, INC.

(Exact name of registrant, as specified in its charter)

Maryland	72-1082589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2542 Williams Blvd. Kenner, Louisiana	70062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 471-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value 9.75% Series B Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $222,834,000 at June 30, 2005.

The number of shares of common stock outstanding at February 28, 2006, was 21,442,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2006 annual meeting of its shareholders are incorporated by reference in Part III of this report.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other materials that we have filed or may file with the Securities and Exchange Commission, as well as information included in statements made, or to be made, by our senior management contain, or will contain, “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “anticipate,” “goal,” “may,” “will,” “expect,” “hope,” “believe,” “intend,” “plan,” “estimate,” “project,” “should” and other similar terms. Such forward-looking statements are based on the current facts and circumstances and management’s current strategic plan and are subject to a number of risks and uncertainties that could significantly affect our current goals and future financial condition.

For a comprehensive description of the types of risks and uncertainties we face, please review Item 1a. “Risk Factors” of this Annual Report starting on page 6. Please note that the forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements. Investors should not unduly rely on our forward-looking statements when evaluating the information presented in the filings and reports.

PART I

Item 1. Business

The Company

Who We Are.

We are a self-administered and self-managed real estate investment trust (REIT). We develop, acquire and own income producing retail shopping centers and apartment communities in the southeastern United States. We seek to increase shareholder value through an effective value-added asset management program which emphasizes increasing funds from operations, the appreciation of property values and the selective development of new properties and redevelopment of existing properties. At December 31, 2005, our investment portfolio consisted of thirteen retail shopping centers, three enclosed shopping malls, and fifteen apartment communities. The properties are located in Louisiana (17), Florida (10), and Alabama (4). Leaseable area of the retail properties totaled approximately 1,405,000 s.f. in retail shopping centers, 1,185,000 s.f. in enclosed shopping malls, and the apartment communities contained 3,257 units. At December 31, 2005, our retail and apartment properties were approximately 91% and 97% leased, respectively. We define “leased” as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments.

We were incorporated in Delaware in 1986, prior to our initial public offering in 1987. We reincorporated in Maryland in 2001. We have elected to qualify and be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on taxable income that we distribute to our shareholders. At December 31, 2005, we had 137 employees.

Highlights of Effort to Improve Shareholder Value

We have achieved a number of our objectives to enhance performance and shareholder value. These include:

•	In March 2005, we sold 2,649,000 shares of common stock to investors, which raised approximately $27.2 million in new equity capital;

•	In early May 2005, we redeemed approximately $56.6 million of 9% Convertible Subordinated Debentures, resulting in the conversion of approximately $54.0 million of the Debentures into 4.9 million newly issued shares of common stock;

•	In May 2005, the sale of Bryn Mawr apartments, , for $25.7 million, which resulted in a gain of $15.7 million;

•	Our addition to the Russell 2000 Stock Index, in May 2005;

•	In June 2005, acquisition of approximately 12 acres of land in West Palm Beach, Florida, , adjoining Lantana Plaza Shopping Center, which provides future expansion and development opportunities for this property;

•	In July 2005, repayment of approximately $12.5 million of mortgage debt bearing an interest rate of 8.25%;

•	In September 2005, acquisition of the Villages of Williamsburg apartment community, consisting of 194 units, located in Shreveport, LA;

•	Settlement of the proxy contest in September 2005 with First Union Real Estate Equity & Mortgage Investments;

•	In November 2005, acquisition of approximately 10 acres of land in Lake Mary, FL, as part of our merchant development activities;

•	The addition of 70 new apartment units in 2005 at Greenbrier Estates, located in Slidell, LA, bringing the total new units at this property to 144;

•	Interest coverage in the fourth quarter 2005 was 3.54x as compared to 2.57x in 2004;

•	Operating income increased approximately 8% to $33.3 million in 2005 as compared to 2004.

•	Apartment operating revenue increased approximately 13% to $21.9 million in 2005 as compared to 2004;

•	Total liabilities were $115.9 million at December 31, 2005 as compared to $204.0 million as of December 31, 2004;

•	Shareholders’ equity totaled approximately $186 million at December 31, 2005 compared to approximately $99 million a year ago;

•	Equity market capitalization was approximately $272 million at December 31, 2005 as compared to $156 million a year ago;

•	Very shortly after Hurricane Katrina, all of our properties were open and operational, with retail tenants reporting substantial increases in sales; and

•	In December 2005, a major restructuring of our operations and staffing was completed which will substantially lower future administrative costs.

Assessment of Strategic Alternatives

In January 2006, we announced that we had retained Wachovia Capital Markets, LLC to assist us in analyzing potential strategic alternatives, including the sale of company, some or all of its assets in one or more transactions, a merger or other business combination with another entity, a recapitalization, reorganization or restructuring. We are uncertain as to whether we will elect to pursue any such strategic alternatives. In addition, in July 2005, we retained CB Richard Ellis to market for sale our three enclosed regional shopping malls, although we cannot assure you that any such transaction will result. We do not intend to disclose developments with respect to any of the alternatives until our Board of Directors has approved a specific transaction.

Operating Strategy

We believe that our regional concentration and substantial knowledge of the markets in which we operate give us a competitive advantage in the identification of real estate trends and investment opportunities within these markets. In order to increase our cash flow and enhance the value of our portfolio, we intend to focus on:

•	Reductions in operating expenses focused on generating operating efficiencies;

•	Renovating our properties in order to maintain and improve our competitive position and performance in the marketplace;

•	Recycling capital through the disposition of fully-appreciated properties to generate funds for the repayment of debt and for new projects;

•	Expanding our properties where appropriate;

•	Exploring the possibility for alternative ownership structures for our enclosed regional shopping malls with other mall owners and operators; and

•	Pursuing development activities (i.e., the development of properties for sale or for long-term ownership) through our newly formed taxable REIT subsidiary to generate fee income and profit opportunities.

Competition

Competition in the market areas in which the Company operates is significant and affects the potential for property acquisitions and/or development of properties, occupancy levels, rental rates, and operating expenses of certain properties. The Company also competes with a wide variety of institutional investors and other investors for capital funds necessary to support its investment activities.

The Company believes that the significant operating and financial experience of management, combined with the Company’s regional concentration, as well as the location, quality, condition, and overall appearance of its properties, should enable the Company to continue to compete effectively with other entities in the markets where its properties are located.

Environmental Matters

Under regulatory laws, investments in real property have the potential for environmental liability on the part of the owner of such property. The Company is not aware of any environmental liabilities to the Company relating to the Company’s properties which would have a material adverse effect on the Company’s business, assets, or results of operations.

The Company’s guidelines require a Phase I environmental study prior to the acquisition or development of a property. Where determined appropriate by a Phase I study, a more extensive evaluation may be undertaken to further investigate the potential for environmental liability. The Company does not presently maintain insurance coverage for all forms of environmental risks.

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

The Company’s Charter and Bylaws do not limit the amount or percentage of indebtedness that the Company may incur. The limit on the number or aggregate or dollar amount of mortgage loans or other loans the Company may enter into is based on market conditions and the terms available at that time.

The Company has no policy limit on the amount or percentage of assets invested in a specific property. As of December 31, 2005, no single property had a book value exceeding 10% of total assets.

The Company holds its properties as long-term investments and has no maximum holding period, but may determine to sell certain properties that no longer meet its investment criteria. The Company may provide financing in connection with such sales of property if market conditions so require, but it does not presently intend to make loans other than in connection with such transactions. In 2004, the Company created a non-REIT subsidiary, DEVGROUP, Inc., for the purpose of acquiring and developing properties. As a non-REIT subsidiary, DEVGROUP, Inc. is not limited to long-term investments and may acquire properties for the purpose of development and resale. As of December 31, 2005, DEVGROUP, Inc. had acquired 9.9 acres of vacant land in Lake Mary, FL.

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

The executive officers of the Company are as follows:

Name	Age	Position(s) with the Company
Thomas A. Masilla, Jr.	59	President and Chief Operating Officer
Guy M. Cheramie	59	Chief Financial Officer

Mr. Masilla formerly practiced as a certified public accountant, was elected to the position of President and Chief Operating Officer in 1995. Mr. Masilla was also appointed Secretary of the Company in 2005. Mr. Masilla served as a Director from the Company’s inception in 1986 until 2005. Mr. Masilla has been a corporate executive and manager for more than 35 years, with extensive experience in both the real estate and commercial banking industries.

Mr. Cheramie was appointed Chief Financial Officer in January 2005. For the previous ten years, he served as Chief Financial Officer of Sizeler Real Estate Management Co., Inc., a wholly-owned subsidiary of the Company. Mr. Cheramie formerly practiced as a certified public accountant and has over 25 years of experience in the real estate industry.

Property Management

On October 5, 2001, the Company became self-managed as a result of the acquisition of Sizeler Real Estate Management Co., Inc. (the “Management Company”) from Sizeler Realty Co., Inc., a private company in which Mr. Lassen, currently a director and formerly Chairman and Chief Executive Officer of the Company, owns approximately 16% interest and the balance is owned by Marilyn Lassen, Mr. Lassen’s wife, and her family. The Management Company had been the property manager since the inception of the Company in 1986. As a result of the transaction, the Management Company now operates as a wholly-owned subsidiary of the Company.

Economic Conditions

The Company is affected by national and local economic conditions as well as by changes in both the real estate and capital markets. The financial performance of retail properties is dependent upon the strength of retail sales, which in turn is directly affected by trends in employment and personal income. Apartment properties are affected by market conditions, economic trends, and employment conditions in the communities in which they are located.

The Company’s properties sustained storm damages from the recent succession of Hurricanes in 2005 - Dennis, Katrina and Rita. At this time, the Company has almost completed repairs to the properties. The Company has insurance to cover a substantial portion of the cost of such events, and all of the Company’s properties were operational at December 31, 2005. The long-term economic impact of these hurricanes to the Gulf Coast region has yet to be determined.

Seventeen of the Company’s properties, comprising approximately 49% of its investment portfolio based on book values at December 31, 2005, are located in Louisiana. While the oil and natural gas industry has played a significant role in the state’s economy for many years, since the 1980’s there has been an influx of new industries into the State, including pharmaceutical, furniture and apparel manufacturing ventures, which have provided diversification of the State’s economy. The national and global economies also have an impact on Louisiana, particularly as they affect the tourism, convention, and port industries, which are also important segments of the Louisiana economy.

Four of the Company’s properties, comprising approximately 15% of its investment portfolio based on book values at December 31, 2005, are located in Alabama. Historically, Alabama has been focused on agriculture and manufacturing. Recently, Alabama has followed national trends in its shift to a service sector, although manufacturing still plays a key role. This service sector includes a wide range of fields ranging from professional and technical services to education and health services.

Ten of the Company’s existing properties, comprising approximately 36% of its investment portfolio based on book values at December 31, 2005, are located in Florida. The Florida economy was historically dominated by farming; however, in recent years it has greatly expanded into other economic sectors. Florida leads the Southeast in high-tech employment and ranks fourth nationwide. Tourism-services is the dominant industry, while manufacturing and health technology also contribute heavily to the Florida economy.

Available information

Our Internet web address is www.sizeler.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, proxy and information statements filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. In addition to visiting us at our web address or calling us for more information, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Our corporate headquarters is located at 2542 Williams Blvd., Kenner, Louisiana 70062 and our phone number is (504) 471-6200. Please feel free to call us with any investor relation inquiries, assistance with obtaining additional information on how to obtain a free copy of our publicly filed disclosures with the SEC.

ITEM 1a. RISK FACTORS

There are a number of risk factors that could cause our actual results to differ materially from those that are indicated by forward-looking statements. Those factors include, without limitation, those listed below and elsewhere in this Annual Report on Form 10-K.

Real Estate Industry Risks

We face risks associated with local real estate conditions in areas where we own properties. We may be affected adversely by general economic conditions and local real estate conditions. For example, an oversupply of retail space or apartments in a local area or a decline in the attractiveness of our properties to shoppers, tenants or residents would have a negative effect on our ability to lease and re-lease our properties and therefore on our revenues, cash flows, financial condition and ability to make distributions to our stockholders.

Other factors that may affect general economic conditions or local real estate conditions include:

•	population and demographic trends;

•	employment and personal income trends;

•	income tax laws;

•	changes in interest rates and availability and costs of financing;

•	construction costs;

•	hurricanes and other natural disasters that could damage our facilities, cause service interruptions and result in uninsured damages; and

•	other weather conditions that may increase or decrease energy costs.

We may be unable to compete with our larger competitors and other alternatives available to tenants or potential tenants of our properties. The real estate business is highly competitive. We compete for interests in properties with other real estate investors and purchasers, many of whom have greater financial resources, revenues, and geographical diversity than we have. Furthermore, we compete for tenants with other property owners. All of our shopping center and apartment properties are subject to significant local competition. We also compete with a wide variety of institutions and other investors for capital funds necessary to support our investment activities and asset growth. In addition, our portfolio of retail properties faces competition from other properties within each submarket where they are located. Our apartment portfolio competes with providers of other forms of housing, such as single family housing. Competition from single family housing increases when low interest rates make mortgages more affordable. Competition at any of our properties could make it difficult for us to rent space at our properties and could require us to lower rents or make the terms of renewal or re-lease (including the cost of required renovations or concessions to tenants) less favorable to us.

We are subject to significant regulation that inhibits our activities. Local zoning and land use laws, environmental statutes and other governmental requirements restrict our expansion, rehabilitation and reconstruction activities. These regulations may prevent or impede us from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require us to modify our properties. In many instances, the applicability and requirements of the ADA are not clear. Future legislation may impose additional requirements. Accordingly, the cost of compliance with the ADA or future legislation is not currently ascertainable, and such costs could be substantial and adversely affect our returns on particular properties. We cannot predict what requirements may be enacted or what changes may be implemented to existing legislation.

Risks Associated with our Properties

We may be unable to renew leases or relet space as leases expire. With respect to our retail properties in particular, our inability to renew a lease of space to an anchor tenant, or relet the space quickly to another tenant, could have a material adverse effect on the retail center. We attempt to manage our retail space to anticipate and minimize the impact of loss of major tenants, but have not always been successful in this, and cannot assure you that we will be successful in the future. We have established an annual budget for renovation and reletting expenses that we believe is reasonable in light of each property’s operating history and local market characteristics. This budget, however, may not be sufficient to cover these expenses. Failure to obtain anchor and other major tenant lease renewals or to promptly replace lost anchor or major tenants could adversely affect our ability to lease and re-lease our properties and therefore affect our revenues, cash flows, financial condition and ability to make distributions.

We have been and may continue to be affected negatively by tenant bankruptcies and leasing delays. At any time, a shopping center tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in the demand for apartments. As a result, our commercial and residential tenants may delay lease commencement, fail to make rental payments when due, or declare bankruptcy. These events could adversely affect our ability to lease and re-lease our properties and therefore affect our revenues, cash flows, financial condition and ability to make distributions.

We receive a substantial portion of our shopping center income as rents under long-term leases. If retail tenants are unable to comply with the terms of their leases because of rising costs or falling sales, we may deem it advisable to modify lease terms to allow tenants to pay a lower rental or a smaller share of operating costs, taxes and insurance.

If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to the tenant. We also cannot be sure that we would receive rent in the proceeding sufficient to cover our expenses with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its obligations to us could adversely affect our financial condition and ability to make distributions.

Our operations were significantly impacted by hurricanes in 2005 and may be impacted by hurricanes or other natural disasters in the future. During the third quarter 2005, our properties sustained storm damages from the succession of Hurricanes Dennis, Katrina and Rita. We incurred costs in preparation for these storms in addition to losses from actual damages, including loss of rents, as well as storm clean-up. While we have insurance to cover a substantial portion of the cost of such events, our insurance includes deductible amounts and certain items may not be covered by insurance. We currently estimate our cash exposure to the deductible under our insurance policies as well as non-covered costs to be approximately $4.3 million. After taking into consideration existing book values of assets and capitalization policies, an expense of approximately $1.4 million has been recorded for costs actually incurred as of December 31, 2005. The final charge to expense, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim. The above described 2005 hurricane-related costs compare to an estimated cash exposure in the third quarter of 2004 from Hurricane Ivan of approximately $1.5 million and a recorded expense of approximately $762,000 in that quarter. In additional, our operations and properties may be significantly impacted by future hurricanes or other natural disasters. Future hurricanes or other natural disasters may cause us to lose rent and incur additional storm clean-up costs. Any of these events might have a material adverse impact on our results of operations and financial condition. The long-term economic impact of these hurricanes to the Gulf Coast region has yet to be determined.

Coverage under our existing insurance policies may be inadequate to cover losses and may adversely affect operations. We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering our business operations, employees and assets. However, we would be required to bear all losses that are not adequately covered by insurance as well as any insurance deductibles. In the event of a substantial property loss, the insurance coverage may not be sufficient to pay the full current market value or current replacement cost of the property. In the event of an uninsured loss, we could lose some or all of our capital investment, cash flow and anticipated profits related to one or more properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it not feasible to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds might not be adequate to restore our economic position with respect to such property. Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable cost.

We may be unable to renew our current insurance policies when they expire, or may be unable to renew them on commercially reasonable terms. Certain events such as the terrorist attacks on September 11, 2001 and Hurricanes Dennis, Katrina and Rita in 2005 have made it more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our properties at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, flood and terrorism) may not be generally available to fully cover potential losses. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on our properties for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments we have which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damages, which would otherwise have been covered by insurance, it could adversely affect our financial condition and the operations of our properties.

We face risks due to lack of geographic diversity. All of our properties are located in Louisiana, Florida and Alabama. A downturn in general economic conditions and local real estate conditions in these geographic regions could have a material adverse effect on our ability to lease and re-lease our properties and therefore on our revenues, cash flows, financial condition and ability to make distributions.

We face possible environmental liabilities. Current and former real estate owners and operators may be required by law to investigate and clean up hazardous substances released at the properties they own or operate. They may also be liable to the government or to third parties for substantial property damage, investigation costs and cleanup costs. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs the government incurs in connection with the contamination. Contamination may affect adversely the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.

We have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of unknown environmental conditions or violations with respect to the properties we formerly owned. Environmental laws today can impose liability on a previous owner or operator of a property that owned or operated the property at a time when hazardous or toxic substances were disposed of, or released from, the property. A conveyance of the property, therefore, does not relieve the owner or operator from liability.

We are not currently aware of any environmental liabilities relating to our existing properties which would have a material adverse effect on our business, assets or results of operations. However, we cannot assure you that future environmental liabilities will not occur, the costs of which could adversely affect our operations and ability to make distributions.

Development and construction risks could impact our profitability. If we engage in the development of apartment communities or retail properties, any development activities would be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. Any development and construction activities may be exposed to the following risks:

•	we may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs;

•	we may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs, which could make completion of the property uneconomical, and we may not be able to increase rents to compensate for the increase in construction costs;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring those opportunities;

•	we may be unable to complete construction and lease-up of a property on schedule and meet financial goals for development projects;

•	because occupancy rates and rents at a newly developed property may fluctuate depending on a number of factors, including market and economic conditions, we may be unable to meet our profitability goals for that property; and

•	construction costs have been increasing in our existing markets, and may continue to increase in the future and, in some cases, the costs of upgrading existing or newly acquired properties may exceed original estimates and we may be unable to charge rents that would compensate for these increases in costs.

Our current and future joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners. As of December 31, 2005, one of our properties, Southwood Shopping Center, is owned through a joint venture. In the future we may co-invest with third parties through joint ventures. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including our reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

Financing Risks

We face risks generally associated with our debt. We finance a portion of our investments in real estate through debt. Although we have never missed a required payment of principal or interest or otherwise defaulted on a required payment related to our indebtedness, this debt creates risks, including:

•	in the event we fail to comply with the restrictive covenants in our credit lines requiring minimum net worth, debt to equity ratios, dividends to funds from operations ratios, committed bank lines to funds from operations ratios, and other measures of financial performance, there may be limits on the amount we may borrow under the credit lines or credit lines may be unavailable;

•	rising interest rates on our floating rate debt;

•	failure to repay or refinance existing debt as it matures, which may result in forced disposition of properties on disadvantageous terms;

•	refinancing terms less favorable than the terms of existing debt; and

•	failure to meet required payments of principal and/or interest.

As a result of these risks, the value of our shares and distributions to investors may decrease.

We face risks related to “balloon payments.” Certain of our mortgages will have significant outstanding principal balances due on their maturity dates, commonly known as “balloon payments.” There is no assurance whether we will be able to refinance such balloon payments on the maturity of the loans, which may force disposition of properties on disadvantageous terms or require replacement with debt with higher interest rates, either of which could adversely affect our financial condition and ability to make distributions.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk. We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. A portion of the principal of our debt may not be repaid prior to maturity. Therefore, we will likely need to refinance at least a portion of our outstanding debt as it matures. We may not be able to refinance existing debt or the terms of any refinancing may not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments on outstanding mortgage debt and our outstanding convertible debentures come due.

Fluctuations in interest rates may adversely affect our operations and value of our stock. As of December 31, 2005, we had approximately $26.0 million of variable interest rate debt. As of December 31, 2005, the weighted average interest rate on our variable rate debt was 5.90%. We may also incur indebtedness in the future that bears interest at a variable rate or we may need to refinance our existing debt at higher rates. Accordingly, increases in interest rates could adversely affect our financial condition, our ability to make distributions and the value of our stock.

We may amend our investment strategy and business policies without your approval. Our Board of Directors determines our growth, investment, financing, capitalization, borrowing, REIT status, operating and distribution policies. Although the Board of Directors has no present intention to amend or revise any of these policies, these policies may be amended or revised without notice to and approval from stockholders. Accordingly, stockholders may not have control over changes in our policies. We cannot assure you that changes in our policies will serve fully the interests of all stockholders.

Other Risks

Our exploration of strategic alternatives may not be successful. In January 2006, we announced that we retained Wachovia Capital Markets, LLC to assist us in analyzing potential strategic alternatives, including a sale of our company or some or all of our assets in one or more transactions, a merger or other business combination with another entity, a recapitalization, reorganization or restructuring. We are uncertain as to what strategic alternatives may be available to us, whether we will elect to pursue any such strategic alternatives or what impact any particular strategic alternative will have on our stock price if accomplished. There are numerous uncertainties and risks relating to our exploration of strategic alternatives, including:

•	the exploration of strategic alternatives may disrupt operations and distract management, which could have a material adverse effect on our operating results;

•	we may not be able to successfully achieve the benefits of the strategic alternative undertaken by us;

•	the process of exploring strategic alternatives may be more time consuming and expensive than we currently anticipate; and

•	perceived uncertainties as to the future direction of the Company may result in the loss of employees or business partners.

The market value of our common stock could decrease based on our performance and the investment market’s perception and conditions. The market value of our common stock may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common stock is influenced by the dividend on our common stock relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which would adversely affect the market price of our common stock.

We are subject to restrictions that may impede our ability to effect a change in control. Certain provisions contained in our Charter and Bylaws, our Shareholder Rights Agreement, certain provisions of Maryland law and severance agreements with our executive officers may have the effect of discouraging a third party from making an acquisition proposal for us and thereby inhibit a change in control, whether or not holders of a majority of our stock would favor such a change in control.

Our Charter provides for an ownership limit of our stock that may adversely affect the value of stockholders’ stock. Our Charter generally limits any holder from acquiring more than 9.9% (in value or in number, whichever is more restrictive) of our outstanding equity stock (defined as all of our classes of capital stock, except our excess stock). While this provision is intended to assure our ability to remain a qualified REIT for Federal income tax purposes, the ownership limit may also limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were attempting to assemble a block of shares in excess of 9.9% of the outstanding shares of equity stock or otherwise effect a change in control.

We have adopted a shareholder rights plan that may make a change in control difficult. In August 1998, our Board of Directors adopted a Shareholder Rights Plan. Under the terms of the plan, we declared a dividend of rights on our common stock. The rights issued under the plan will be triggered, with certain exceptions, if and when any person or group acquires, or commences a tender offer to acquire, 20% or more of our shares. The rights plan is intended to prevent partial, coercive takeover attempts by requiring a potential acquirer to negotiate the terms with our Board of Directors. However, it could have the effect of deterring or preventing our acquisition, even if a majority of our stockholders were in favor of such acquisition, and could have the effect of making it more difficult for a person or group to gain control of us or to change existing management.

We have agreements with our executives that may deter changes of control of the Company. We have entered into agreements with each of our executives providing for the payment of money to these executives upon the occurrence of a change of control of the Company as defined in these agreements. If, within 24 months following a change of control, the Company terminates the executive’s employment other than for cause, or if the executive elects to terminate his employment with the Company for reasons specified in the agreement, we will make a severance payment equal to three times the executive’s base salary, together with the executive’s bonus, deferred compensation and medical and other benefits. These agreements may deter changes of control of the Company because of the increased cost for a third party to acquire control of the Company.

Our Board of Directors may authorize and issue securities without stockholder approval. Under our Charter, the board has the power to classify and reclassify any of our unissued shares of capital stock into shares of capital stock with such preferences, rights, powers and restrictions as the board of directors may determine. The authorization and issuance of a new class of capital stock could have the effect of delaying or preventing someone from taking control of us, even if a majority of our stockholders favored the transaction.

Maryland business statutes may limit the ability of a third party to acquire control of us. As a Maryland corporation, we are subject to various Maryland laws which may have the effect of discouraging certain offers to acquire control of our company, even if a majority of our stockholders favored the transaction. The Maryland General Corporation Law restricts mergers and other business combination transactions between us and any person who acquires beneficial ownership of shares of our stock representing 10% or more of the voting power without our Board of Directors’ prior approval. Any such business combination transaction could not be completed until five years after the person became an interested stockholder under the statute, and then generally only with the approval of stockholders representing 80% of all votes entitled to be cast and 66 2/3% of the votes entitled to be cast, excluding the interested stockholder, or upon payment of a fair price to all stockholders.

Maryland law also provides generally that a person who acquires shares of our voting stock that exceed certain thresholds of the voting power in electing directors (namely, one-tenth, one-third and a majority) will have no voting rights unless approved by a vote of two-thirds of the shares eligible to vote. Our bylaws currently exempt the Company from this provision of Maryland law. Maryland law also provides that directors are not required to accept, recommend or respond to an acquisition proposal, redeem or modify shareholder rights, make certain other elections or take certain other actions. The statute further specifies that an act of a director relating to or affecting an acquisition or potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director.

We may fail to qualify as a REIT. If we fail to qualify as a REIT, we will not be allowed to deduct distributions to stockholders in computing our taxable income and will be subject to Federal income tax, including any applicable alternative minimum tax, at regular corporate rates. In addition, we might be barred from qualification as a REIT for the four years following disqualification. The additional tax incurred at regular corporate rates would reduce significantly the cash flow available for distribution to stockholders and for debt service. Also, failure to qualify as a REIT would negatively affect the value of our stock.

Furthermore, if we failed to qualify as a REIT, we would no longer be required by the Internal Revenue Code of 1986, as amended (the “Code”) to make any distributions to our stockholders as a condition to REIT qualification. In that case, any distributions to stockholders that otherwise would have been subject to tax as capital gain dividends would be taxable as ordinary dividends to the extent of our current and accumulated earnings and profits although, through 2008, dividends received by individuals generally will be subject to a maximum federal tax rate of 15%, the same rate applicable to capital gain dividends received by individuals during the same period.

To qualify as a REIT, we must comply with certain highly technical and complex requirements. We cannot be certain we have complied with these requirements because there are few judicial and administrative interpretations of these provisions. In addition, facts and circumstances that may be beyond our control may affect our ability to qualify as a REIT. We cannot assure you that new legislation, regulations, administrative interpretations or court decisions will not change the tax laws significantly with respect to our qualification as a REIT or with respect to the federal income tax consequences of qualification. We believe that we have qualified as a REIT since our inception and intend to continue to qualify as a REIT. However, we cannot assure you that we are qualified or will remain qualified.

We may be unable to comply with the strict income distribution requirements applicable to REITs. To obtain the favorable tax treatment associated with qualifying as a REIT, among other requirements, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income. We will be subject to corporate income tax on any undistributed REIT taxable income. In addition, we will incur a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than the sum of (i) 85% of our ordinary income for the year, (ii) 95% of our capital gain net income for the year, and (iii) any undistributed taxable income from prior years. We could be required to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT (and to avoid corporate income tax and the 4% excise tax), even if conditions were not favorable for borrowing. As of this date, we have not needed to incur such borrowings.

Notwithstanding our status as a REIT, we are subject to various federal, state and local taxes on our income and property. For example, we will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains, provided, however, that properly designated undistributed capital gains will effectively avoid taxation at the stockholder level. We may also have to pay some state income or franchise taxes because not all states treat REITs in the same manner as they are treated for federal income tax purposes.

Loss of key personnel could harm operations. Our future success depends to a significant extent on the continued services of members of our senior management team. Our senior management team’s experience in real estate acquisition, development, leasing and property management and finance are critical elements of future success. If one or more of our key executives were to die, become disabled or otherwise leave the company’s employ, we may not be able to replace this person with an executive officer of equal skill, ability, and industry expertise. Until persons could be identified and hired, our operations and financial condition could be impaired.

The market value of our securities can be adversely affected by many factors. As with any public company, a number of factors may adversely influence the price of our equity securities, many of which are beyond our control. These factors include: level of institutional interest in us; perception of REITs generally and REITs with portfolios similar to ours, in particular, by market professionals; attractiveness of securities of REITs in comparison to other companies; our financial condition and performance; the market’s perception of our growth potential and potential future cash dividends; increases in market interest rates, which may lead investors to demand a higher annual yield from our distributions in relation to the price paid for our stock; and relatively low trading volume of shares of REITs in general, which tends to exacerbate a market trend with respect to our stock. Sales of a substantial number of shares of our stock, or the perception that such sales could occur, also could adversely affect prevailing market prices for our equity securities.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. On May 28, 2003, the President signed into law legislation that, for individual taxpayers, will generally reduce the tax rate on corporate dividends to a maximum of 15% for tax years from 2003 through 2008. REIT dividends will not qualify for this reduced tax rate because REIT income generally is not subject to corporate level tax. This new law could cause stock in non-REIT corporations to be a more attractive investment to individual investors than stock in REITs and could have an adverse effect on the market price of our equity securities.

Item 2. Properties

As of December 31, 2005, the Company’s real estate portfolio included interests in sixteen shopping centers and fifteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. Fifteen properties in the portfolio are held through wholly-owned subsidiary corporations or limited liability companies. One of the properties, Southwood Shopping Center, is owned by a partnership in which the Company has a 50% interest, which is accounted for using the equity method. Sizeler Property Investors, Inc., and its wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”. Fourteen of the Company’s properties were subject to mortgage loans at December 31, 2005.

In the opinion of Management, all of the Company’s properties are well maintained and in good repair; suitable for their intended uses; and are adequately covered by insurance.

The following table sets forth certain information concerning the Company’s real estate investments as of December 31, 2005.

Description	Year (s) Completed	Year (s) Renovated	Gross Leasable Area in Square Feet or Rentable Units		Percent Leased [c] December 31
					2005		2004
Regional Enclosed Malls (3)
Southland Mall (Houma, Louisiana)	1970, 1981	1994, 2003	471,000 625,000	(a)	93%		95%
Hammond Square Mall (Hammond, Louisiana)	1978	1992, 1995, 2005	361,000 431,000	(a)	69%		85%
North Shore Square Mall (Slidell, Louisiana)	1986	1995, 2001, 2002, 2003, 2005	353,000 621,000	(a)	95%		94%

			1,185,000

Retail Shopping Centers (13)
Lantana Plaza (Palm Beach County, Florida)	1992	1999	170,000	(d)	94	%(d)	61%
Westward (W. Palm Beach, Florida)	1961, 1990	1995, 2000, 2003	222,000		99%		100%
Westgate (Alexandria, Louisiana)	1964	1987, 2001	175,000		97%		98%
Town & Country (Palatka, Florida)	1989	2000, 2001, 2002	193,000		97%		95%
Rainbow Square (Dunnellon, Florida)	1986	2001, 2003	116,000		84%		84%
Westland (Kenner, Louisiana)	1966	1990, 1999	110,000		97%		100%
Weeki Wachee Village (Weeki Wachee, Florida)	1987	2000, 2002	82,000		92%		95%
Florida Shores Plaza (Edgewater, Florida)	1983	—	80,000		96%		97%
Gonzales Plaza (Gonzales, Louisiana)	1989	2001, 2002, 2003	73,000 290,000	(a)	100%		100%
Airline Park (Metairie, Louisiana)	1973	1986, 2001, 2003	54,000		100%		100%
Azalea Gardens (Jefferson, Louisiana)	1950	1986, 2002, 2003	45,000		100%		100%
Colonial (Harahan, Louisiana)	1967	1987, 1999	45,000		100%		100%
Southwood (b) (Gretna, Louisiana)	1986	2001	40,000		92%		100%

			1,405,000

			2,590,000		91%		91%

Apartment Communities (15)
Lafayette Square (Mobile, Alabama)	1969-1972	1995, 1999, 2003, 2004, 2005	675 units		99%		97%
The Hamptons at Pine Bend (Mobile, Alabama)	1977	1995, 2003, 2004, 2005	300 units		100%		94%
Garden Lane (Gretna, Louisiana)	1966, 1971	1999	262 units		84	%(e)	98%
Governors Gate (Pensacola, Florida)	1999	—	240 units		99%		100%
Governors Gate II (Pensacola, Florida)	2004	—	204 units		99%		100%
Bel Air (Mobile, Alabama)	1968, 1974	2003	202 units		92%		94%
Steeplechase (Lafayette, Louisiana)	1982	—	192 units		100%		93%
Woodcliff (Pensacola, Florida)	1977	1999, 2003	184 units		100%		100%
Jamestown Estates (Pensacola, Florida)	1972	—	177 units		97%		100%
Pine Bend (Mobile, Alabama)	1979	2003, 2005	152 units		100%		96%
Magnolia Place (New Iberia, Louisiana)	1984	—	148 units		99%		89%
Greenbrier Estates (Slidell, Louisiana)	2005	—	144 units		89	%(f)	54%
The Villages of Williamsburg (Shreveport, Louisiana)	1973	—	194 units		95%		—
Georgian (New Orleans, Louisiana)	1951	1993, 2004	135 units		99%		99%
Colonial Manor (Harahan, Louisiana)	1967	1994	48 units		100%		100%

			3,257 units		97%		95%

(a)	The larger number is the total area of the indicated center, including owner-occupied stores in which the Company has no ownership interest. Hammond Square and Southland Mall have stores owned by Dillard Department Stores, Inc., comprising 70,000 s.f. and 154,000 s.f. of space, respectively; North Shore Square Mall has stores owned by Dillard Department Stores, Inc. comprising 116,000 s.f. and 77,000 s.f. of space, and Mervyn’s comprising 75,000 s.f. of space; Gonzales Plaza has a store owned by Wal-Mart Stores, Inc., comprising 217,000 s.f. The decrease in the leased percentage at Hammond Square at December 31, 2005, is due to the closure of the J.C. Penney store comprising 61,121 s.f.

(b)	The Company has a 50% partnership interest in Southwood Shopping Center.

(c)	The Company defines “leased” as an executed conveyance whereby the tenant possesses the premises, including those in which the tenant may not have commenced occupancy or rental payments. Percent leased for retail is computed as the ratio of total space leased, including anchor stores, to total leasable space, expressed as a percentage. The computation excludes owner-occupied stores in which the Company has no ownership interest.

(d)	2005 GLA and percentage leased does not include 104,231 s.f of space formerly occupied by Kmart, which has been removed from leasable space and is under redevelopment at Lantana Plaza Shopping Center.

(e)	Reduction in the leased percentage in 2005 due to units under repair because of Hurricane Katrina.

(f)	Project under development and in initial lease up during both 2005 and 2004.

(g)	The Company currently owns land held for development or sale with a total cost of $10.1 million which is not included in the property table shown on page 13.

The following table presents additional detailed information on North Shore Square Mall, located in Slidell, Louisiana and Southland Mall, located in Houma, Louisiana. Both properties contributed more than 10% of the Company’s total revenues during 2005. As of December 31, 2005, no single property had a book value exceeding 10% of total assets.

Northshore Square - located in Slidell, Louisiana
Occupancy rates		Average effective annual rent per s.f.
Year	%	Year	$
2005	95%	2005	17.29
2004	94%	2004	17.64
2003	94%	2003	18.64
2002	96%	2002	18.45
2001	98%	2001	17.52

Tenants occupying 10% or more of rentable square footage
Number of Tenants	Principle nature of business	$ Rent per annum	Lease expiration dates	Renewal options
1	Retail sales	325,000	11/30/2035	No options
1	Retail sales	398,000	8/31/2016	6 five-year options

Leases expiring during the next ten years
Year	Number of tenants	Square feet	$ Rent	% of Annual rent
2006	37	71,330	1,459,098	38%
2007	8	25,325	413,665	11%
2008	7	21,269	406,426	11%
2009	4	8,911	209,917	6%
2010	7	7,691	266,679	7%
2011	3	7,744	231,837	6%
2012	—	—	—	0%
2013	—	—	—	0%
2014	1	3,803	64,000	2%
2015	2	4,757	183,464	5%

Southland Mall - Houma, Louisiana
Occupancy rates		Average effective annual rent per s.f.
Year	%	Year	$
2005	93%	2005	14.70
2004	95%	2004	14.58
2003	95%	2003	16.12
2002	93%	2002	15.78
2001	93%	2001	15.75

Tenants occupying 10% or more of rentable square footage
Number of Tenants	Principle nature of business	$ Rent per annum	Lease expiration dates	Renewal options
1	Retail sales	367,000	10/19/2006	No options
1	Retail sales	310,000	8/31/2011	2 five-year options

Leases expiring during the next ten years
Year	Number of tenants	Square feet	$ Rent	% of Annual rent
2006	39	262,333	1,459,208	33%
2007	16	53,919	629,086	14%
2008	14	59,741	956,150	21%
2009	4	13,510	273,390	6%
2010	2	6,545	108,120	2%
2011	4	15,195	469,550	11%
2012	1	4,933	118,392	3%
2013	3	8,962	199,120	4%
2014	2	7,260	154,375	3%
2015	0	0	0	0%

Item 3. Legal Proceedings

On March 15, 2005, the Company and its directors filed in the U.S. District Court for the District of Maryland a lawsuit against First Union Real Estate & Equity Mortgage Investments (“First Union”). That action was captioned, Sizeler Property Investors, Inc., J. Terrell Brown, William Byrnes, Harold Judell, Sidney W. Lassen, Thomas A. Masilla, Jr., James McFarland, Richard Pearlstone, James R. Peltier and Theodore H. Strauss v. First Union Real Estate Equity & Mortgage Investments, Case No. 1:05-cv-718-RDB. The following day, the Company and its directors amended the lawsuit. On July 12, 2005, the Court denied a motion for a preliminary injunction on the defendant’s counterclaim. On September 12, 2005, the Company and First Union dismissed with prejudice all claims in this case in connection with the settlement of the proxy contest. We have filed the Settlement Agreement as Exhibit 10.20 to this Annual Report on Form 10-K.

On March 14, 2006, Winthrop Realty Trust (previously named First Union) entered into agreements to sell in private transactions 1,385,000 shares of common stock of the Company. Included among the purchasers of the shares is our Chairman, Mark Tanz, who purchased 275,000 shares. Following these transactions, Winthrop Realty Trust will continue to hold 370,600 shares of common stock of the Company. As a result, the Company’s covenants and agreements under the Settlement Agreement will terminate and Michael Ashner, the Chairman and Chief Executive Officer of Winthrop Realty Trust, has resigned as a director of the Company.

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

We are also involved in various legal proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that such routine litigation, claims and administrative proceedings will have a material adverse impact on our financial position or our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005, other than what was disclosed in the Company’s quarterly 10-Q report for the period ended September 30, 2005.

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

	High	Low	Distribution Paid
2005
4th Quarter	$13.19	$11.20	$0.10
3rd Quarter	13.20	10.65	0.10
2nd Quarter	13.39	10.57	0.10
1st Quarter	12.30	10.85	0.10

2004
4th Quarter	$11.78	$8.95	$0.10
3rd Quarter	9.45	7.37	0.10
2nd Quarter	11.95	8.92	0.23
1st Quarter	11.91	10.69	0.23

As of March 3, 2006, there were 727 individually listed owners of record of the Company’s shares. Approximately 98% of the Company’s outstanding shares are held in nominee name by CEDEFAST & Co., which is accounted for as a single shareholder of record for multiple beneficial owners. CEDEFAST & Co. is a nominee of the Depository Trust Company (DTC), with respect to securities deposited by participants with DTC, e.g., mutual funds, brokerage firms, banks, and other financial organizations.

The Company has paid distributions in each quarter since its inception as a publicly owned company in 1987. Under the REIT rules of the Internal Revenue Code, the Company must pay at least 90% of its ordinary taxable income as distributions in order to avoid taxation as a regular corporation. The declaration of distributions is a discretionary decision of the Board of Directors and depends upon the Company’s funds from operations, financial requirements, tax considerations, and other factors. A portion of the Company’s distributions paid may be deemed capital gain income, a return of capital, or both, to its shareholders. The Company annually provides its shareholders a statement as to its designation of the taxability of the distribution. Distributions are declared and paid quarterly for both preferred and common shares.

The federal income tax status of common stock distributions per share paid for each of the five years ended December 31 was as follows:

	2005	2004	2003	2002	2001
Ordinary Income	$—	$—	$0.11	$0.31	$0.54
Return of Capital	—	—	0.81	0.61	0.30
Capital Gain	0.40	0.66	—	—	0.08

Total	$0.40	$0.66	$0.92	$0.92	$0.92

The Company paid approximately $819,000 in preferred distributions on its Series B Cumulative Redeemable Preferred Stock in 2005, all of which was classified as capital gain for federal income tax purposes.

The Company has a distribution reinvestment and stock purchase plan pursuant to which the Company’s shareholders of record may use their distributions to purchase additional shares. The Company has reserved shares for new issuance under the plan and may also direct the agent to acquire shares through open market purchases for issuance pursuant to the plan.

In 2005, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. This repurchase program replaces the Company’s previous stock repurchase authorization and may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. No common shares were repurchased in 2005.

On December 1, 2005, The Board of Directors authorized the repurchase of all or a portion of the 336,040 issued and outstanding shares of its 9.75% Series B Cumulative Redeemable Preferred Stock. The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company’s management deems appropriate. During December 2005, the Company purchased 10,000 shares of the Company’s preferred stock, leaving a balance outstanding at December 31, 2005 of 326,040 shares

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data (in thousands, except per share data) for the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included herein:

	Years ended December 31
	2005		2004	2003	2002	2001
OPERATING DATA
Operating Revenue (1) :
Contractual rental and other charges and other income	$52,122		$49,158	$46,424	$46,029	$45,697
Operating Expenses	(45,941	)(3)	(38,340)	(34,836)	(32,455)	(31,934	)(2)

INCOME FROM OPERATIONS	6,181		10,818	11,588	13,574	13,763

Interest Expense	(11,008	)(4)	(12,811)	(10,648)	(11,541)	(13,380)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME OF PARTNERSHIP, NET EARNINGS FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF REAL ESTATE OPERATIONS	(4,827)		(1,993)	940	2,033	383
Equity in income of partnership	101		230	89	105	98

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE NET EARNINGS FROM DISCONTINUED OPERATIONS AND GAIN ON SALE OF REAL ESTATE OPERATIONS	(4,726)		(1,763)	1,029	2,138	481
Net earnings from discontinued operations	82		213	194	704	1,216
Gain on sale of real estate	15,689		17,913	—	—	506

NET INCOME	$11,045		$16,363	$1,223	$2,842	$2,203

Funds From Operations - Basic (5)	$8,094		$10,513	$11,729	$13,328	$13,694
Net Cash Provided by (Used in):
Operating Activities	$4,476		$11,907	$9,946	$12,706	$11,988
Investing Activities	$1,384		$22,778	$(36,997)	$(14,351)	$(2,038)
Financing Activities	$(5,950)		$(31,663)	$28,209	$4,295	$(9,939)
Distributions Paid	$8,481		$9,505	$12,857	$12,252	$7,601
Per Common Share Data - Available - Basic and Diluted:
Income (loss) from continuing operations - basic	$(0.29)		$(0.20)	$0.02	$0.12	$0.06
Income from discontinued real estate operations and gain on sale of real estate operations - basic	$0.83		$1.38	$0.01	$0.05	$0.21

Net income available per common share - basic	$0.54		$1.18	$0.03	$0.17	$0.27

Income from continuing operations - diluted			$0.15
Income from discontinued real estate operations and gain on sale of real estate operations - diluted			0.99

Net income available per common share - diluted (6)	(6)		$1.14	(6)	(6)	(6)

Net income	$0.54		$1.18	$0.03	$0.18	$0.27
Distributions paid	$0.40		$0.66	$0.92	$0.92	$0.92
Weighted Average Shares Outstanding - Basic	18,853		13,167	13,086	12,855	8,313
Weighted Average Shares Outstanding - Diluted	18,853		18,312	18,231	18,000	13,938

	2005		2004	2003	2002	2001
BALANCE SHEET DATA
Gross Investment in Real Estate	$402,543		$394,634	$404,231	$365,947	$350,284
Total Assets	302,207		302,930	315,188	285,795	277,589
Mortgage Notes Payable	83,897		107,713	109,140	108,883	111,223
Notes Payable	25,995		27,958	50,100	9,250	2,390
Convertible Subordinated Debentures	—		56,599	56,599	56,599	61,878
Total Liabilities	115,874		204,016	224,334	183,239	182,906
Shareholders’ Equity	186,333		98,914	90,854	102,556	94,683

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding factors such as property development and other transactions which have affected operating performance during the periods indicated.
(2)	In 2001, the Company recorded a non-recurring charge of $1.2 million related to the acquisition of the Management Company.

(3)	Includes non-ordinary expenses of $8 million, as explained in “Results of Operations”.
(4)	Interest expense includes prepayment cost of approximately $2.2 million from the repayment of mortgages.
(5)	The Company defines Funds from operations (FFO) as net income, computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding: gains or losses from sales of property; those items defined as extraordinary under GAAP; plus depreciation on real estate assets and after adjustments for unconsolidated partnerships (and joint ventures). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. A reconciliation of FFO to net income is provided under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 14.
(6)	Net income per share diluted for the years ended 2005, 2003, 2002 and 2001 are not shown since the amounts are anti-dilutive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections, goals and assumptions made by our management. While the our management believes the assumptions underlying our forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance, or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Forward-looking statements are not guarantees of future performance, results or events. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company’s real estate investment portfolio is composed of sixteen retail properties and fifteen apartment communities. As of December 31, 2005, the Company’s gross investment in real estate totaled $403 million and consisted of approximately 59%, or $239 million, in retail properties and approximately 41%, or $164 million, in apartment communities. Total revenue for 2005 was $52.1 million, and consisted of approximately 57%, or $29.9 million, generated by the retail properties, and approximately 43%, or $22.2 million, generated by the apartment communities.

In March 2005, the Company sold 2,649,000 newly-issued shares of its common stock at a price of $10.75 per share, sold in a direct placement to a group of institutional investors, providing the Company with net proceeds of approximately $27.2 million. The proceeds were used to repay short term debt.

On January 1, 2005, the Company had outstanding $56,599,000 principal amount of its 9.0% convertible subordinated debentures due July 15, 2009 and 336,040 shares of its 9.75% Series B cumulative redeemable preferred stock (with a liquidation price of $25 per share plus accumulated distributions). On March 30, 2005, the Company recalled all of the outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. Of the $56.6 million principal amount outstanding at the beginning of 2005, $2.6 million principal amount were redeemed (together with accrued interest) and $54.0 million principal amount of debentures were converted into a total of 4,906,200 newly issued shares at a conversion price of $11.00 per share, plus the accrued interest that was forfeited.

On December 1, 2005, the Board of Directors authorized the repurchase of all or a portion of the 336,040 issued and outstanding shares of its 9.75% Series B Cumulative Redeemable Preferred Stock. The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company’s management deems appropriate. During December 2005, the Company purchased 10,000 shares of the Company’s preferred stock, leaving a balance outstanding at December 31, 2005 of 326,040 shares.

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community, located in Naples, Florida, that was acquired in 1993. Net proceeds of $23.7 million were received of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents. A gain of approximately $15.7 million was recognized in the second quarter of 2005. The Company acquired The Villages of Williamsburg, an apartment community with 194 units, located in

Shreveport, Louisiana, for $9.3 million. SFAS 141 requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the time of acquisition, and the Company will amortize $173,000 of this intangible asset over the estimated average remaining life of the leases.

In 2005 the Company completed construction of its new apartment development, Greenbrier Estates in Slidell, Louisiana (144 units). The Company also undertook extensive interior and exterior remodeling and the landscaping of three apartment communities in Mobile, Alabama, with the goal of making them more competitive and increasing their occupancy and rental rates.

Results of Operations

Comparison of the years ended December 31, 2005 and 2004

Operating revenue totaled $52.1 million for the year ended December 31, 2005, compared to $49.2 million in 2004. Operating revenue, without a lease cancellation fee of $500,000, was positively affected by the lease up of apartment units in the Company’s new development projects, the acquisition of an apartment property, as well as an overall improvement in the occupancy level of the apartment portfolio. Operating expenses, without non-ordinary expenses, were $38.0 million in 2005, compared to $37.5 million in 2004. The increase in ordinary operating expenses was due to the new development projects, increased real estate taxes and utilities partially offset by lower insurance costs.

Non-ordinary operating expenses incurred by the Company for the year ended December 31, 2005 totaled $8.0 million. These non-ordinary expenditures included:

•	$2.8 million related to the conduct and settlement of the proxy contest and litigation;

•	Approximately $1.4 million of hurricane expenses;

•	Approximately $1.6 million of goodwill impairment;

•	$280,000 loss on the sale of the aircraft and approximately $200,000 of other costs;

•	Approximately $200,000 of tax consulting fees included in administrative expense; and

•	Approximately $1.5 million of restructuring expense, composed of approximately $1.2 million of employee severance payments and $250,000 of financial consulting costs.

During the third quarter of 2005, the Company’s properties sustained storm damages from a succession of hurricanes—Dennis, Katrina and Rita. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including the loss of rents, as well as for storm clean-up. The Company has insurance to cover a substantial portion of the costs incurred by such events. The Company estimates that its cash exposure to the insurance deductible as well as non-covered costs to be approximately $4.3 million.

After taking into consideration existing book values of assets and capitalization policies, an expense of $1.4 million was recorded. The 2005 hurricane-related costs compare to an estimated cash exposure in 2004 from Hurricane Ivan of approximately $1.5 million and recorded expense of approximately $873,000.

In August 2005, the Company sold its aircraft in exchange for a note receivable of $1.2 million secured by an aircraft security agreement, which resulted in a net loss of $280,000. The note receivable is amortizable on a 15-year basis, with a final balloon payment due at the end of 10 years.

General and administrative costs, without non-ordinary expenses, increased approximately $300,000 for the year 2005 due to higher accounting and legal fees for regulatory compliance, shareholder reporting costs and costs of acquisition activities.

Interest expense for the twelve months ended December 31, 2005 decreased $4.0 million compared to last year, primarily due to the repayment of approximately $12.5 million of mortgage debt in July 2005, lower average outstanding balances on the Company’s lines of credit, and the redemption of the debentures in May 2005, which were partially offset by higher interest rates in a rising rate environment and lower amounts of interest capitalized to new development projects. The Company also incurred a $2.2 million prepayment cost from the repayment of apartment mortgages. During the year 2005, the Company capitalized $251,000 in interest costs, as compared to $819,000 in the prior year. The average credit line interest rate was 4.75% for the twelve months ended December 31, 2005, compared to 3.16% in the prior year.

During the fourth quarter of 2005, the Company recognized approximately $1.6 million of goodwill impairment in regards to its purchase of Sizeler Real Estate Management Co., Inc.

For the year ended December 31, 2005, net income was $11.0 million, compared to $16.4 million in the prior year. Net income available to common shareholders was $10.2 million for the year 2005 compared to $15.5 million in the prior year. Net income included gains on sales of real estate operations of $15.7 million in 2005 and $17.9 million in 2004.

Discontinued Operations

For the years ended December 31, 2005, 2004 and 2003, the results of operations of Bryn Mawr Apartments and Lakeview Club Apartments are classified as discontinued operations. The property-specific components of net earnings include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense.

The following is a summary of net earnings from discontinued operations:

	Years ended December 31
	2005	2004	2003
Operating revenues	$837,000	$6,548,000	$6,456,000
Operating expenses	(317,000)	(2,269,000)	(2,271,000)
Real estate taxes	(62,000)	(1,028,000)	(959,000)
Depreciation	(144,000)	(1,254,000)	(1,221,000)
Mortgage interest expense	(232,000)	(1,784,000)	(1,811,000)

	$82,000	$213,000	$194,000

Gain on Disposition of Real Estate Investment

The Company recognized a gain of $15.7 million on the disposition of Bryn Mawr Apartments, a 240-unit apartment community located in Naples, Florida, during the second quarter of 2005. The Company received net proceeds from the transaction totaling $23.7 million, of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay debt.

During 2004, the Company recognized a gain of $17.9 million on the disposition of Lakeview Club Apartments a 443-unit apartment community located in Fort Lauderdale, (Oakland Park), Florida. The Company had a book value in Lakeview Club Apartments of approximately $23.2 million at the time of sale. The net proceeds of the transaction, totaling $41.2 million and were used primarily to reduce the Company’s total debt by approximately $40.5 million, comprised of long-term mortgage debt of approximately $16.0 million and floating rate bank debt of approximately $24.5 million.

Comparison of the years ended December 31, 2004 and 2003

Operating revenue totaled $49.2 million for the year ended December 31, 2004, compared to $46.4 million, earned a year ago. Operating revenue was positively affected by contributions from Florida Shores Plaza Shopping Center, purchased in July 2003, the newly delivered apartment units in the two new apartment properties and an overall improvement in apartment occupancy during 2004 compared to 2003. Operating expenses were $38.3 million in 2004, compared to $34.8 million in 2003. The increase in operating expenses was due primarily to the addition of three properties during 2004 and 2003, as well as approximately $900,000 in damages to the Company’s Alabama and Florida properties from multiple hurricanes in September 2004. Increased real estate taxes and utilities partially offset by lower insurance costs account for the balance of the increase. General and administrative costs increased approximately $535,000 for the year 2004 due to higher accounting and legal fees for regulatory compliance as well as higher health care costs for our employees.

Interest expense for the twelve months ended December 31, 2004 increased $2.2 million compared to 2003 due to higher average outstanding balances on the Company’s lines of credit, higher interest rates in a rising rate environment, lower amounts of interest capitalization related to new development projects and the addition of two new mortgages in 2004. During the year 2004, the Company capitalized $819,000 in interest costs, as compared to $1.7 million in the prior year. The average credit line interest rate was 3.16% for the twelve months ended December 31, 2004, compared to 2.82% in the prior year.

For the year ended December 31, 2004, net income was $16.4 million, compared to $1.2 million in the prior year. The increase primarily resulted from a gain on sale of real estate in 2004. Net income available to common shareholders was $15.5 million for the year 2004 compared to $404,000 in the prior year.

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company generally funds operating requirements, periodic distributions to investors and capital expenditures, supplemented as needed by mortgage or other financings as well as property sales. Seventeen of the properties in the portfolio are currently unencumbered by mortgage debt, and at December 31, 2005, the Company had $5.8 million in cash and cash equivalents. The Company maintains unsecured credit lines of $50 million with commercial banks-of which approximately $24.0 million was available at December 31, 2005-which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. Utilization of the bank lines is subject to certain restrictive covenants, borrowing levels, and the maintenance of prescribed financial ratios:

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

Although from time to time, the Company has obtained waivers of covenants, there were no issues regarding these covenants as of December 31, 2005.

As of December 31, 2005, the Company had mortgage debt of $83.9 million. All of these mortgages are non-recourse and bear fixed rates of interest for fixed terms. Seventeen of the properties in the portfolio are currently unencumbered by mortgage debt.

The Company anticipates that its current cash balance, operating and investing cash flows, and borrowings (including borrowings under its lines of credit) will be adequate to fund the Company’s future (i) operating and administrative expenses, (ii) debt service obligations, (iii) distributions to common and preferred shareholders, (iv) capital improvements on existing properties, (v) development activities, and (vi) normal repair and maintenance costs at its properties. The following table summarizes the Company’s contractual obligations for each of the subsequent five years in thousands (000’s):

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate mortgages	$2,185	$2,345	$33,442	$4,031	$14,929	$26,965	$83,897
Construction contractual obligations	$1,408	—	—	—	—	—	$1,408

Net cash flows provided by operating activities decreased $7.1 million in 2005 from 2004 due to the timing of payments related to real estate taxes and storm damages as well as increases in prepaid items.

Net cash flows provided by investing activities decreased $21.4 million in 2005 from 2004, primarily attributable to a $16.5 million reduction in proceeds from the sale of real estate and a $4.9 million increase in acquisitions of and improvements to real estate. During the year ended December 31, 2005, the Company capitalized $251,000 in interest costs related to these and other developments as compared to $819,000 in 2004.

Net cash flows used in financing activities decreased $25.7 million in 2005 from 2004, primarily due to a $29.6 million increase in proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans and a decrease of $19.8 million in amount of borrowing on notes payable to banks in 2005 compared to 2004 partially offset by a decrease of $17.0 million in proceeds from mortgage notes payable and a $5.4 million increase in principal payments on mortgage notes payable.

The Company currently has long-term ground lease obligations at Westland Shopping Center and Southwood Shopping Center. The Westland lease requires the Company to pay annually 8% of the total rent collected, and expires on December 31, 2046. The Company paid ground rent of $80,000 in 2005, $65,000 in 2004 and $63,000 2003. The Southwood lease requires the Company to pay annually 50% of cash flow after certain adjustments, and expires on March 31, 2031. The Company paid ground rent of $59,000 in 2005, $0 in 2004 and $10,000 in 2003. These two long-term ground lease obligations are not included in the above table.

In March 2005, the Company sold 2,649,000 newly-issued, shares of its common stock at a price of $10.75 per share, in a direct placement to a group of institutional investors, providing the Company with net proceeds of approximately $27.2 million. The proceeds were used to repay short term debt.

On March 30, 2005, the Company recalled all of its outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. On May 2, 2005, of the $56.6 million principal amount outstanding , $2.6 million principal amount were redeemed (together with accrued interest) and $54.0 million principal amount of debentures were converted into a total of 4,906,200 newly issued shares at a conversion price of $11.00 per share, plus accrued interest that was forfeited. Deferred debt issuance cost of $1,074,000 as well as $1.4 million of accrued interest was charged against paid in capital in the second quarter of 2005.

In September 2005, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. This repurchase program replaces the Company’s previous stock repurchase authorization and may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. No common shares were repurchased in 2005.

Holders of the Company’s Series B cumulative redeemable preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of distributions, preferential cumulative cash distributions at the rate of 9.75% per annum of the liquidation preference per share (equivalent to a fixed annual amount of $2.4375 per share). Distributions on the Series B preferred stock will be payable quarterly in arrears on the fifteenth day of February, May, August and November of each year, or, if not a business day, the next succeeding business day. The Board of Directors, on February 14, 2006, declared a $0.609375 per share cash distribution, payable on May 15, 2006, to preferred shareholders of record on April 28, 2006. The preferred stock may be redeemed solely at the Company’s option after May 10, 2007, at the liquidation price of $25 per share plus accrued and unpaid distributions.

On December 1, 2005, The Board of Directors authorized the repurchase of all or a portion of the 336,040 issued and outstanding shares of its 9.75% Series B Cumulative Redeemable Preferred Stock. The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company’s management deems appropriate. During December 2005, the Company purchased 10,000 shares of the Company’s preferred stock, leaving a balance outstanding at December 31, 2005 of 326,040 shares.

The Company’s current common stock distribution policy is to pay quarterly distributions to shareholders, based upon its funds from operations. The Board of Directors, on February 14, 2006, declared a cash distribution with respect to the period October 1, 2005 through December 31, 2005 of $0.10 per share, payable on March 10, 2006, to shareholders of record as of March 1, 2006.

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

FFO is a key operating measure used by management in evaluating operating performance, and trends in operating performance. The Company also uses FFO to compare operating performance with other equity REITs, particularly those who own retail and residential properties. In computing FFO, the Company excludes the effect of depreciation, amortization and gains and losses from sales of real estate. In the Company’s view, these amounts, which are derived from historical cost, are of limited relevance in evaluating current performance. The Company’s experience, and the experience of other owners of shopping centers and apartment communities in the markets in which we operate, is that depreciation and amortization have virtually no correlation with changes in the value of the properties. Real estate assets can also appreciate, rather than depreciate in value over time.

The Company believes that FFO, by excluding items referred to above, which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates, can help compare the operating performance of a company’s real estate. The Company’s FFO may not be comparable to FFO reported by other REITs, who may not define FFO in a comparable manner or may use different interpretations in the calculation. The Company believes that FFO may also facilitate comparisons of operating performances between us and other equity REITs. Investors should review FFO, along with GAAP net income and other appropriate operating measures and cash flows from operating activities, investing activities and financing activities when trying to understand an equity REIT’s operating performance. FFO is not a GAAP measure or a disclosure required by the Securities and Exchange Commission.

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

	Year ended December 31
	2005		2004		2003
	Dollars	Shares (a)	Dollars	Shares (a)	Dollars	Shares (a)
Net income	$11,045	18,853	$16,363	13,167	$1,223	13,086
Additions:
Depreciation, amortization and goodwill impairment (b)	14,011		13,154		11,576
Deductions:
Gain on sale of real estate	15,689		17,913		—
Deferred financing costs	454		272		251
Preferred dividends	819		819		819

Funds from operations - available to common shareholders	$8,094	18,853	$10,513	13,167	$11,729	13,086

(a)	Weighted average shares outstanding
(b)	Includes goodwill impairment of approximately $1.6 million in 2005.

For the year ended December 31, 2005, FFO available to common stock decreased approximately $2.4 million to $8.1 million, compared to $10.5 million in 2004 primarily due to non-ordinary expenses, increased legal and advisory fees and cost for compliance with increased regulation and reporting for public companies. The decrease was partially offset by the lease up of apartment units in our Governors Gate II and Greenbrier Estates development projects as well as an overall improvement in the level of apartment occupancy in 2005 over levels achieved in 2004 combined with a reduction in payroll costs, including employee medical costs, as well as lower property insurance costs. Additionally, interest expense decreased due primarily to lower average balances on our lines of credit and the effects of conversion and redemption of approximately $56 million of convertible subordinated debentures, partially offset by the prepayment premium of $2.2 million resulting from the payoff of the second mortgages held on the apartment properties.

For the year ended December 31, 2004, FFO available to common stock decreased approximately $1.2 million to $10.5 million, compared to $11.7 million in 2003 primarily due to hurricane damage expense of approximately $900,000.

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

	As Reported			Proforma Results
	2005	2004	2003	2005	2004	2003
Net income available to common shareholders	$10,226,000	$15,544,000	$404,000	$10,226,000	$15,506,000	$354,000
Net income per common share	$0.54	$1.18	$0.03	$0.54	$1.17	$0.03

No options were granted in 2005, 2004 or 2003.

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

The Company is required to adopt SFAS No. 123 (“SFAS No. 123R”), Accounting for Stock Based Compensation on January 1, 2006. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations and has made no decision regarding transition methods or option valuation methods.

Future Results

This Annual Report on Form 10-K and other documents prepared and statements made by the Company may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties; (j) force majeure as it relates to construction and renovation projects; (k) possible dispositions of mature properties since the Company is continuously engaged in the examination of the various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; (n) forces of nature, including hurricanes; (o) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; (p) inability of the Company to implement its strategic initiatives for foregoing or other reasons; and (q) the other factors described under the “Risk Factors” section of this Annual Report on Form 10-K.

Except as required under federal securities laws and the rules and regulations of the SEC, the Company does not have any intention or obligation to update or revise any forward-looking statements in this release or other Company filings with the SEC, whether as a result of new information, future events, changes in assumptions or otherwise, including specifically any statements previously provided with respect to expected operating results or performance.

Effects of Inflation

Inflation has had a minimal impact on the operating performance of our properties. Substantially all of the Company’s retail leases contain provisions designed to provide the Company with a hedge against inflation. Many of the Company’s retail leases contain provisions which enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. The majority of the Company’s retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to pay a contribution towards property operating expenses, thereby reducing the Company’s exposure to higher operating costs caused by inflation. The Company’s apartment leases are written for short terms, generally six to twelve months, and are adjusted according to changing market conditions. These factors reduce the Company’s exposure to increased cost and operating expenses resulting from inflation.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its bank lines of credit and long-term debt used to maintain liquidity, fund capital expenditures, operations and expansion of the Company’s real estate investment portfolio. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows, and to optimize its overall borrowing costs. To achieve its objective, the Company utilizes its variable LIBOR-based, short-term (one to six month maturities) bank credit lines to fund the development and acquisition of new investments until such investments can be financed with long-term fixed-rate non-recourse mortgage debt. At December 31, 2005, borrowings under the Company’s bank lines of credit totaled $26.0 million and had an average interest rate of 5.90%. The carrying amounts of these instruments approximate fair value because they are short-term and therefore utilize interest rates which are adjusted to market at maturity.

Based on the balance of bank lines of credit outstanding at December 31, 2005 and the average interest rate at year-end, each basis point increase in variable interest rates would have the effect of increasing the Company’s interest expense in 2005 by approximately $3,000. Conversely, each basis point decrease in variable interest rates would decrease the Company’s interest expense in 2005 by a like amount.

As the bank lines of credit are obligations that existed as of December 31, 2005, it does not consider those exposures or positions which could arise after that date. The Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during such future period and the level of interest rates at that time.

At December 31, 2005, the Company had mortgage debt totaling $83.9 million with an average interest rate of 7.03%. The weighted average interest rate of this debt will be 7.03% in 2006 and 2007, 7.15% in 2008, 7.12% in 2009 and 6.79% in 2010. The following table summarizes the Company’s obligations under long-term debt for each of the subsequent five years in thousands (000’s):

	2006	2007	2008	2009	2010	Thereafter	Total
Fixed rate mortgages	$2,185	$2,345	$33,442	$4,031	$14,929	$26,965	$83,897
Effective interest rate	7.03%	7.03%	7.15%	7.12%	6.79%	6.75%	6.95%

	Fair Value	Weighted Average Interest Rate
Fixed rate mortgages	$87,179	7.03%

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Balance Sheets as of December 31, 2005 and 2004, and its Consolidated Statements of Income, Shareholders’ Equity, Cash Flows, and Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003, together with the Reports of Independent Registered Public Accounting Firm thereon, are included under Item 15 of this report and are incorporated herein by reference. Unaudited quarterly results of operations included in Notes to Consolidated Financial Statements are also incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Cessation of Audit Relationship with KPMG LLP

As previously reported, on February 9, 2005, the Audit Committee of the Company unanimously approved the retention of KPMG LLP as tax advisors to the Company for the fiscal year ending December 31, 2005. Further, the Audit Committee unanimously dismissed KPMG LLP as the Company’s independent registered public accounting firm for audit services effective upon the completion of management’s assessment of the effectiveness of internal control over financial reporting, the audit of the Company’s financial statements for the year ended December 31, 2004, and the issuance of KPMG LLP’s reports thereon. On March 14, 2005, the Company filed its annual report on Form 10-K for the year ended December 31, 2004, and the dismissal of KPMG LLP was effective as of that date.

The reports of KPMG LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 2003 and 2004, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits for the fiscal years ended December 31, 2003 and 2004 and there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter of the disagreements in connection with its reports.

The Company provided KPMG LLP with copies of its Form 8-K disclosures and requested that KPMG LLP furnish the Company with letters addressed to the Securities and Exchange Commission stating whether KPMG LLP agreed with the our statements. KPMG agreed that there were no disagreements, issued the letters and copies of KPMG LLP’s letters are incorporated by reference as Exhibits 16.1, 16.2 and 16.3 to this Form 10-K.

Appointment of Ernst & Young LLP

The Audit Committee unanimously approved the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005. From the inception of the Company until 1995, Ernst & Young was the Company’s independent auditor.

Item 9a. Controls and Procedures

(i) Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(ii) Changes in Internal Controls

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company’s internal controls during the Company’s fiscal quarter ended December 31, 2005 or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

In December 2005, as part of the restructuring of the Company’s management team, the Manager of Financial Reporting and the Controller positions were consolidated. The Company does not believe that this change materially affected our control over financial reporting.

During the period covered by this report, there were no other changes in internal control over financial reporting that have materially affected internal control over financial reporting.

(iii) Internal Control Over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 24, 2006

Thomas A. Masilla, Jr.	Guy M. Cheramie

Principal Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sizeler Property Investors, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sizeler Property Investors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Sizeler Property Investors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and financial statement schedules, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Ernst &Young LLP

New Orleans, Louisiana
March 16, 2006

Item 9b. Other Information

On March 13, 2006, Michael Ashner resigned his position as a member of the Board of Directors of the Company. Mr. Ashner was on the Compensation Committee, Related Party Transaction Committee, Strategic Direction and Acquisition Committee and the Board Governance/Nominating Committee of the Company.

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

See “Index to Consolidated Financial Statements” on page 33 of this Form 10-K.

(b)	Form 10-K Exhibits

See “Form 10-K Exhibits” beginning on page 57 of this Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not required or the required information appears in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have audited the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules detailed in the Index at Item 15(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sizeler Property Investors, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 16, 2006

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have audited the accompanying consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules referred to in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sizeler Property Investors, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

New Orleans, Louisiana

February 24, 2005, except for the matters discussed

in Note B related to the sale of Bryn Mawr Apartments

which is as of March 13, 2006

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
ASSETS
Real estate investments (Note B):
Land	$45,969,000	$47,010,000
Buildings and improvements, net of accumulated depreciation of $120,301,000 in 2005 and $113,421,000 in 2004	222,064,000	215,022,000
Construction in progress	3,192,000	14,259,000
Land held for development or sale	10,100,000	3,989,000
Investment in real estate partnership	917,000	933,000

	282,242,000	281,213,000

Cash and cash equivalents	5,787,000	5,877,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $443,000 in 2005 and $316,000 in 2004	6,904,000	2,741,000
Notes receivable	1,180,000	—
Prepaid expenses and other assets	6,094,000	13,099,000

Total Assets	$302,207,000	$302,930,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$83,897,000	$107,713,000
Bank notes payable (Note D)	25,995,000	27,958,000
Accounts payable and accrued expenses	5,131,000	10,854,000
Tenant deposits and advance rents	851,000	892,000

	115,874,000	147,417,000
Convertible subordinated debentures	—	56,599,000

Total Liabilities	115,874,000	204,016,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, issued and outstanding — 326,000 in 2005 and 336,000 in 2004 (Notes D and E)	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding — 21,154,000 in 2005 and 13,210,000 in 2004	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	255,788,000	170,611,000
Accumulated other comprehensive gain	55,000	63,000
Unearned compensation - restricted stock	(313,000)	—
Cumulative net income	73,405,000	62,360,000
Cumulative distributions paid	(142,604,000)	(134,122,000)

Total Shareholders’ Equity (Notes E and J)	186,333,000	98,914,000

Total Liabilities and Shareholders’ Equity	$302,207,000	$302,930,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005		2004	2003
OPERATING REVENUE (Notes B and C)
Contractual rental and other charges		$49,451,000	$47,260,000		$44,628,000
Other income		2,671,000	1,898,000		1,796,000

		52,122,000	49,158,000		46,424,000
OPERATING EXPENSES (Notes B and C)
Real estate taxes		4,022,000	3,654,000		3,481,000
Utilities		2,651,000	2,388,000		2,081,000
Operations and maintenance		8,037,000	7,913,000		7,436,000
Other operating expenses		4,110,000	4,323,000		4,705,000
Administrative expenses		7,394,000	6,911,000		6,376,000
Proxy contest expenses		2,842,000	—		—
Hurricane expenses		1,353,000	873,000		—
Restructuring costs		1,506,000	—		—
Goodwill impairment		1,558,000	—		—
Depreciation and amortization (Note A)		12,468,000	12,278,000		10,757,000

		45,941,000	38,340,000		34,836,000

OPERATING INCOME		6,181,000	10,818,000		11,588,000

Interest expense (Note D)		8,845,000	12,811,000		10,648,000
Interest expense - prepayment premium		2,163,000	—		—

		11,008,000	12,811,000		10,648,000
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN INCOME OF PARTNERSHIP, NET EARNINGS FROM DISCONTINUED REAL ESTATE OPERATIONS AND GAIN ON SALE OF REAL ESTATE OPERATIONS		(4,827,000)	(1,993,000)		940,000
Equity in income of partnership		101,000	230,000		89,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE		(4,726,000)	(1,763,000)		1,029,000
Net earnings from discontinued real estate operations (Note B)		82,000	213,000		194,000
Gain on sale of real estate operations (Note B)		15,689,000	17,913,000		—

NET INCOME		$11,045,000	$16,363,000		$1,223,000

NET INCOME ALLOCATION
Allocable to preferred shareholders		819,000	819,000		819,000
Allocable to common shareholders		10,226,000	15,544,000		404,000

NET INCOME		$11,045,000	16,363,000		$1,223,000

Income (loss) from continuing operations available per common share - basic		$(0.29)	$(0.20)		$0.02
Income from discontinued real estate operations and gain on sale of real estate operations - basic		$0.83	$1.38		$0.01

Net income available per common share - basic		$0.54	$1.18		$0.03

Income (loss) from continuing operations available per common share - diluted		$—	$0.15		$—
Income from discontinued real estate operations and gain on sale of real estate operations - diluted		$—	$0.99		$—

Net income available per common share - diluted (Note A)	$	N/A	$1.14	$	N/A

Weighted average common shares outstanding
Basic		18,853,000	13,167,000		13,086,000
Diluted		18,853,000	18,312,000		18,231,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in Capital	Unearned Compensation	Cumulative Net Income	Accumulated Other Comprehensive Income or (Loss)	Cumulative Distributions	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	13,079,059	$1,000	336,040	$1,000	$169,520,000	$—	$44,774,000	$20,000	$(111,760,000)	$102,556,000
Net income for 2003							1,223,000			1,223,000
Change in accumulated other comprehensive loss								(38,000)		(38,000)

Total comprehensive income										1,185,000
Cash common stock distributions declared and paid ($.92 per share) (Notes G and H)									(12,038,000)	(12,038,000)
Cash preferred stock distributions declared and paid ($2.4375 per share) (Notes G and H)									(819,000)	(819,000)
Shares issued pursuant to Directors’ Stock Ownership Plan (Note E)	14,000				131,000					131,000
Shares issued pursuant to Incentive Award Plan	7,331				72,000					72,000
Charges related to Direct Stock Purchase Plan					(122,000)					(122,000)
Purchase of Company’s Stock	(36,500)				(334,000)					(334,000)
Options exercised	27,500				223,000					223,000

Balance at December 31, 2003	13,091,390	$1,000	336,040	$1,000	$169,490,000	$—	$45,997,000	$(18,000)	$(124,617,000)	$90,854,000

Net income for 2004							16,363,000			16,363,000
Change in accumulated other comprehensive gain								81,000		81,000

Total comprehensive income										16,444,000
Cash common stock distributions declared and paid ($.66 per share) (Notes G and H)									(8,686,000)	(8,686,000)
Cash preferred stock distributions declared and paid ($2.4375 per share) (Notes G and H)									(819,000)	(819,000)
Shares issued pursuant to Directors’ Stock Ownership Plan (Note E)	14,000				153,000					153,000
Shares issued pursuant to Incentive Award Plan	7,797				79,000					79,000
Shares issued pursuant to Direct Stock Purchase Plan	55,350				527,000					527,000
Purchase of Company’s Stock	(3,000)				(27,000)					(27,000)
Options exercised	44,000				389,000					389,000

Balance at December 31, 2004	13,209,537	$1,000	336,040	$1,000	$170,611,000	$—	$62,360,000	$63,000	$(134,122,000)	$98,914,000

Net income for 2005							11,045,000			11,045,000
Change in accumulated other comprehensive gain								(8,000)		(8,000)

Total comprehensive income										11,037,000
Cash common stock distributions declared and paid ($.40 per share) (Notes G and H)									(7,663,000)	(7,663,000)
Cash preferred stock distributions declared and paid ($2.4375 per share) (Notes G and H)									(819,000)	(819,000)
Shares issued pursuant to Directors’ Stock Ownership Plan (Note E)	18,000				213,000					213,000
Shares issued pursuant to Incentive Award Plan	8,885				91,000					91,000
Shares issued pursuant to Direct Stock Purchase Plan	172,219				2,021,000					2,021,000
Restricted stock issued	32,500				383,000					383,000
Unearned compensation						(313,000)				(313,000)
Purchase of Company’s Stock			(10,000)		(257,000)					(257,000)
New stock issued	2,649,000				27,410,000					27,410,000
Debentures converted to stock	4,906,200				53,969,000					53,969,000
Options exercised	157,429				1,347,000					1,347,000

Balance at December 31, 2005	21,153,770	$1,000	326,040	$1,000	$255,788,000	$(313,000)	$73,405,000	$55,000	$(142,604,000)	$186,333,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$11,045,000	$16,363,000	$1,223,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and goodwill impairment (Note B)	14,100,000	13,532,000	11,978,000
Non cash compensation	70,000	—	—
Gain from sale of real estate	(15,689,000)	(17,913,000)	—
Loss on sale of fixed assets	280,000	—	—
Change in accounts receivable and accrued revenue	(5,343,000)	(44,000)	90,000
Change in prepaid expenses and other assets	4,124,000	322,000	(1,236,000)
Change in accounts payable and accrued expenses	(4,111,000)	(353,000)	(2,109,000)

Net Cash Provided by Operating Activities	4,476,000	11,907,000	9,946,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(23,316,000)	(18,409,000)	(36,997,000)
Proceeds from sale of real estate (Note B)	24,700,000	41,187,000	—

Net Cash Provided by (Used in) Investing Activities	1,384,000	22,778,000	(36,997,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable (Note D)	(23,816,000)	(18,400,000)	(2,567,000)
Proceeds from mortgage notes payable (Note D)	—	16,973,000	2,824,000
Net (payments) proceeds on notes payable to banks (Note D)	(1,963,000)	(21,722,000)	41,560,000
Change in mortgage escrow deposits and debt issuance costs	419,000	(130,000)	(721,000)
Cash distributions to common shareholders (Note H)	(7,662,000)	(8,686,000)	(12,038,000)
Cash distributions to preferred shareholders (Note H)	(819,000)	(819,000)	(819,000)
Purchase of company stock (Note E)	(257,000)	(27,000)	(334,000)
Redemption of debentures (Note J)	(2,630,000)	—	—
Proceeds from issuance of shares of common stock pursuant to direct stock purchase, stock option, and stock award plans (Note J)	30,778,000	1,148,000	304,000

Net Cash Provided by (Used In) Financing Activities	(5,950,000)	(31,663,000)	28,209,000

Net increase (decrease) in cash and cash equivalents	(90,000)	3,022,000	1,158,000

Cash and cash equivalents at beginning of year	5,877,000	2,855,000	1,697,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,787,000	$5,877,000	$2,855,000

Supplemental cash flow information:
Cash interest payments, net of capitalized interest	$4,197,000	$13,453,000	$12,439,000

Non-cash operating and investing activities	$2,608,000	$4,178,000	$652,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

NOTE A: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As of December 31, 2005, the Company’s real estate portfolio included interests in sixteen shopping centers and fifteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties - Southwood Shopping Center in Gretna, Louisiana and the Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. Fifteen properties in the portfolio are held through wholly-owned subsidiary corporations or limited liability companies. One of the properties, Southwood Shopping Center, is owned by a partnership in which the Company has a 50% interest, which is accounted for using the equity method. Sizeler Property Investors, Inc., the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, as defined above. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s investment in a real estate partnership at December 31, 2005 and 2004 represents a 50% interest in a partnership which owns a community shopping center and is accounted for by the equity method.

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

We apply the Financial Accounting Standards Board Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to measure impairment in long lived assets. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property is less than its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

Developments in process are carried at cost, which includes land acquisition cost, architectural fees, general contractor fees, capitalized interest, internal costs related directly to the development and other costs related directly to the construction of the property. Depreciation is recorded when the property is placed in service.

Project costs clearly associated with the acquisition, development and construction of real estate assets are capitalized as a cost of that project. Indirect project costs that do not clearly relate to projects under development or construction, including general and administrative expenses, are charged to expense as incurred.

Business Combinations and Goodwill. In accordance with the Financial Accounting Standards Board Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 was adopted by the Company effective January 1, 2002 and requires that the Company reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments.

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

Deferred Charges. Debt issuance costs incurred in connection with issuance of the Company’s 9% Convertible Subordinated Debentures (the “Debentures”) and mortgage financings and refinancings are included in prepaid expense and other assets. The costs are being amortized over the term of the related obligations. Unamortized costs related to the Debentures were offset against shareholders’ equity upon conversion by debenture holders. Unamortized costs related to mortgage financings and refinancings are charged to expense upon prepayment of the obligation.

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

A REIT is required to distribute to shareholders at least 90% of its ordinary taxable income and meet certain income source and investment restriction requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the amount and timing of depreciation of the properties. At December 31, 2005, the income tax basis, net of accumulated tax depreciation, of the Company’s real estate properties was approximately $285 million.

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

For the years ended December 31, 2005, 2004 and 2003, options to purchase 506,372 shares, 718,750 and 793,250 shares of common stock, respectively, were outstanding. The inclusion of in-the-money options had no effect on the calculation of diluted EPS. The dilutive effect of the Company’s outstanding debentures on the calculation of diluted EPS is reflected in 2004 only, and excluded from the computation for 2005 and 2003 due to their antidilutive effect.

Capital Stock. The Company has one class of common stock with 21,154,000 outstanding shares and 326,000 outstanding shares of Series B Cumulative Redeemable Preferred Stock as of December 31, 2005.

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

	As Reported			Proforma Results
	2005	2004	2003	2005	2004	2003
Net income available to common shareholders	$10,226,000	$15,544,000	$404,000	$10,226,000	$15,506,000	$354,000
Net income per common share	$0.54	$1.18	$0.03	$0.54	$1.17	$0.03

There were no options granted in 2005, 2004 or 2003.

The Company is required to adopt SFAS No. 123R (“SFAS No. 123R”), Share - Based Payment on January 1, 2006. SFAS No. 123R establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations and has made no decision regarding transition methods or option valuation methods.

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

Reclassifications. Certain reclassifications have been made in the 2004 and 2003 consolidated financial statements to conform to the 2005 financial statement presentation.

NOTE B: REAL ESTATE INVESTMENTS

Certain real estate investments totaling fourteen properties, with a book value of $126.7 million at December 31, 2005, are pledged as collateral for notes payable described in Note D. In addition, certain notes are secured by collateral assignments of rents and leases on such real estate. Certain real estate investments are located on land subject to long-term ground leases expiring through 2046.

On September 9, 2005, the Company acquired The Villages of Williamsburg, an apartment community with 194 units, located in Shreveport, Louisiana for $9.3 million. SFAS 141 requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the time of acquisition. The Company will amortize $173,000 of this intangible asset over the estimated average remaining life of the leases.

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community located in Naples, Florida acquired by the Company in 1993. The Company received net proceeds of $23.7 million of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents. The Company recognized a gain of approximately $15.7 million in the second quarter of 2005.

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

For the years ended December 31, 2005, 2004 and 2003, the results of operations of Bryn Mawr Apartments and Lakeview Club Apartments were classified as discontinued operations. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense, defined as interest related to the Bryn Mawr Apartments and Lakeview Club Apartments mortgages.

The following is a summary of these property-specific components of net earnings from discontinued operations:

	Years ended December 31
	2005	2004	2003
Operating revenues	$837,000	$6,548,000	$6,456,000
Operating expenses	(317,000)	(2,269,000)	(2,271,000)
Real estate taxes	(62,000)	(1,028,000)	(959,000)
Depreciation	(144,000)	(1,254,000)	(1,221,000)
Mortgage interest expense	(232,000)	(1,784,000)	(1,811,000)

	$82,000	$213,000	$194,000

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

The Company’s shopping centers are leased to tenants under operating leases. The future minimum rents on non-cancelable operating leases on the Company’s shopping centers at December 31, 2005 are as follows:

Year	Amount
2006	$17,970,000
2007	15,049,000
2008	12,500,000
2009	11,132,000
2010	8,655,000
Thereafter	26,501,000

$91,807,000

The above amounts do not include rental income that is based on tenants’ sales or uses.

In August 2005, the Company sold an aircraft in exchange for a note receivable of $1.2 million secured by an aircraft security agreement, resulting in a net loss of $281,000. The note receivable is amortizable on a 15-year basis, but a final balloon payment is due at the end of 10 years. This loss is included in other operating expenses.

During the fourth quarter of 2005, the Company recognized approximately $1.6 million of goodwill impairment in regards to its purchase of Sizeler Real Estate Management Co., Inc.

Reportable Operating Segments. SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The Company is engaged in two principal operating segments, the ownership and rental of retail shopping center properties and apartment properties. These reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material inter-segment sales or transfers. The accounting policies of the segments are the same as those described in Note A, Significant Accounting Policies.

The Company assesses and measures segment operating results based on a performance measure referred to as Operating Income and is based on the operating revenues and operating expenses directly associated with the operations of the real estate properties (excluding depreciation, administrative, and interest expense). Operating Income is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

The operating revenues, operating expenses, operating income, and real estate investments for each of the reportable segments are summarized below for the years ended December 31, 2005, 2004, and 2003.

	2005
	Retail	Apartments	Other	Total
Operating revenue	$29,496,000	$21,898,000	$727,000	$52,121,000
Operating costs	(9,740,000)	(8,770,000)	(309,000)	(18,819,000)

Operating income	19,756,000	13,128,000	418,000	33,302,000

Hurricane expense	(323,000)	(1,030,000)	—	(1,353,000)
Administrative expenses (1)	—	—	(11,742,000)	(11,742,000)
Depreciation, amortization and goodwill impairment (3)	(6,811,000)	(5,284,000)	(1,931,000)	(14,026,000)

Income (loss) from continuing operations	12,622,000	6,814,000	(13,255,000)	6,181,000

Interest expense	(1,923,000)	(6,855,000)	(2,230,000)	(11,008,000)

Income (loss) before equity in income of partnership, net earnings from discontinued operations and gain on sale of discontinued operations	10,699,000	(41,000)	(15,485,000)	(4,827,000)
Equity in income of partnership	101,000	—	—	101,000

Income (loss) before earnings from discontinued operations and gain on sale of discontinued operations	10,800,000	(41,000)	(15,485,000)	(4,726,000)
Net income from discontinued operations	—	82,000	—	82,000
Gain on sale of discontinued operations (2)	—	15,689,000	—	15,689,000

Net income (loss)	$10,800,000	$15,730,000	$(15,485,000)	$11,045,000

(1)	Administrative expenses for the twelve months ended December 31, 2005, include $4.6 million of non-ordinary expenses, including $2.8 million related to the proxy contest and $1.5 million for restructuring costs with the remainder related to accounting and consulting projects.
(2)	The Company recognized a gain of $15.7 million on the disposition of Bryn Mawr Apartments, a 240-unit apartment community located in Naples, Florida, during the second quarter of 2005.
(3)	During the fourth quarter of 2005, the Company recognized approximately $1.6 million of goodwill impairment in regards to its purchase of Sizeler Real Estate Management Co., Inc.

	2004
	Retail	Apartments	Other	Total
Operating revenue	$29,026,000	$19,394,000	$738,000	$49,158,000
Operating costs	(9,875,000)	(8,389,000)	(14,000)	(18,278,000)

Operating income	19,151,000	11,005,000	724,000	30,880,000

Hurricane expense	—	(873,000)	—	(873,000)
Administrative expenses	—	—	(6,911,000)	(6,911,000)
Depreciation and amortization	(6,750,000)	(5,028,000)	(500,000)	(12,278,000)

Income (loss) from continuing operations	12,401,000	5,104,000	(6,687,000)	10,818,000

Interest expense	(1,918,000)	(4,796,000)	(6,097,000)	(12,811,000)

Income (loss) before equity in income of partnership, net earnings from discontinued operations and gain on sale of discontinued operations	10,483,000	308,000	(12,784,000)	(1,993,000)
Equity in income of partnership	230,000	—	—	230,000

Income (loss) before earnings from discontinued operations and gain on sale of discontinued operations	10,713,000	308,000	(12,784,000)	(1,763,000)
Net income from discontinued operations	—	213,000	—	213,000
Gain on sale of discontinued operations (1)	—	17,913,000	—	17,913,000

Net income (loss)	$10,713,000	$18,434,000	$(12,784,000)	$16,363,000

(1)	The Company recognized a gain of $17.9 million on the disposition of Lakeview Club Apartments, a 443-unit apartment community located in Fort Lauderdale, Florida, during the fourth quarter of 2004.

	2003
	Retail	Apartments	Other	Total
Operating revenue	$29,174,000	$16,577,000	$673,000	$46,424,000
Operating costs	(9,758,000)	(7,916,000)	(29,000)	(17,703,000)

Operating income	19,416,000	8,661,000	644,000	28,721,000
Administrative expenses	—	—	(6,376,000)	(6,376,000)
Depreciation and amortization	(6,168,000)	(4,133,000)	(456,000)	(10,757,000)

Income (loss) from continuing operations	13,248,000	4,528,000	(6,188,000)	11,588,000

Interest expense	(1,719,000)	(4,558,000)	(4,371,000)	(10,648,000)

Income (loss) before equity in income of partnership, net earnings from discontinued operations and gain on sale of discontinued operations	11,529,000	(30,000)	(10,559,000)	940,000
Equity in income of partnership	89,000	—	—	89,000

Income (loss) before earnings from discontinued operations and gain on sale of discontinued operations	11,618,000	(30,000)	(10,559,000)	1,029,000
Net income from discontinued operations	—	194,000	—	194,000
Gain on sale of discontinued operations	—	—	—	—

Net income (loss)	$11,618,000	$164,000	$(10,559,000)	$1,223,000

	December 31
	2005	2004	2003
Gross real estate investments:
Retail	$238,730,000	$232,266,000	$227,562,000
Apartments	163,813,000	162,368,000	176,669,000

	402,543,000	394,634,000	404,231,000
Less: Accumulated depreciation	(120,301,000)	(113,421,000)	(108,594,000)

Net real estate investment	$282,242,000	$281,213,000	$295,637,000

Company’s retail segment had capital expenditures of approximately $6,464,000 in 2005, $4,704,000 in 2004, and $8,722,000 in 2003. The apartment segment had capital expenditures, including new development activities, of approximately $4,478,000 in 2005, $16,852,000 in 2004, and $29,562,000 in 2003.

NOTE D: NOTES PAYABLE, OTHER LONG-TERM LIABILITIES AND REDEMABLE PREFERRED STOCK

The weighted average interest rate on mortgage debt at December 31, 2005 and 2004 was 7.03% and 7.18% respectively. The Company’s mortgage notes payable at December 31, 2005 and 2004, are as follows:

Principal Maturity	Weighted Average Interest Rate	Secured by Land Buildings, and Improvements with Book Value on December 31, 2005	Balance Outstanding at December 31,
			2005	2004
May 1, 2008	6.85%	$4,252,000	$2,948,000	$3,912,000
May 1, 2008	6.85%	4,618,000	3,266,000	5,382,000
May 1, 2008	6.85%	13,669,000	7,076,000	9,802,000
May 1, 2008	6.85%	4,286,000	2,921,000	3,981,000
May 1, 2008	6.85%	23,830,000	11,067,000	14,801,000
May 1, 2008	6.85%	3,565,000	2,721,000	4,191,000
May 1, 2008	6.85%	4,258,000	3,007,000	4,071,000
June 1, 2008 - (a)	7.07%	—	—	9,242,000
October 1, 2009	7.50%	4,411,000	2,592,000	2,691,000
May 1, 2010	7.94%	11,540,000	10,215,000	10,329,000
January 1, 2011	7.42%	2,114,000	3,803,000	3,848,000
August 1, 2011	7.16%	5,054,000	2,352,000	2,517,000
January 1, 2013	7.33%	29,484,000	20,617,000	21,498,000
August 1, 2014	5.97%	15,598,000	11,312,000	11,448,000

		$126,679,000	$83,897,000	$107,713,000

(a)	- Property sold and mortgage paid May 2005.

Future principal payments on the Company’s mortgage notes payable at December 31, 2005 for each of the subsequent five years are as follows:

Year	Amount
2006	$2,185,000
2007	2,345,000
2008	33,442,000
2009	4,031,000
2010	14,929,000

$56,932,000

The Company has commitments for lines of credit from several commercial banks totalling $50 million, of which approximately $24.0 million was available at December 31, 2005. The weighted average interest rate on these bank lines was 4.8% and 3.2% for the years ended December 31, 2005 and 2004, respectively. The terms of the agreements for each of the bank lines of credit are renewable on an annualized basis, and generally provide for the right of the banks to terminate such commitments and to accelerate all outstanding advances upon the occurrence of a material adverse change in the financial condition or operation of the Company. In addition, the bank credit agreements also contain restrictive covenants that impose maximum borrowing levels by the Company through the maintenance of financial ratios:

•	Minimum net worth

•	Debt to equity

•	Distributions to funds from operations

•	Unencumbered assets to committed bank lines

•	Interest coverage

•	Net operating income from unencumbered assets to the funded portion of committed bank lines

•	Funds from operations from unencumbered assets to interest expense on funded unsecured debt

NOTE E: SHAREHOLDERS’ EQUITY

In 2005, the Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. This repurchase program replaces the Company’s previous stock repurchase authorization and may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. No common shares were repurchased in 2005.

On December 1, 2005, The Board of Directors authorized the repurchase of all or a portion of the 336,040 issued and outstanding shares of its 9.75% Series B Cumulative Redeemable Preferred Stock. The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company’s management deems appropriate. During December 2005, the Company purchased 10,000 shares of the Company’s preferred stock, leaving a balance outstanding at December 31, 2005 of 326,040 shares.

NOTE F: STOCK OPTION AND OWNERSHIP PLANS

On February 1, 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, “10-year” options may be granted to key employees, and are granted to non-employee directors at the average of the high and low sales price for a share of the Company’s common stock on the New York Stock Exchange on the date of grant. A total of 600,000 shares of common stock of the Company were made available for grant, of which a maximum of 125,000 shares may be issued to non-employee directors upon the exercise of non-qualified stock options granted. Options granted under the 1996 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date. On May 10, 2002, shareholders voted to amend the Plan, increasing the total of options available for grant to 1,800,000 and increasing the maximum of options available to non-employee directors to 500,000. At December 31, 2005, there were a total of 668,000 options granted, of which 466,560 were exercisable under the 1996 plan.

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

On February 9, 2005, the Company granted 87,500 restricted shares under the 1996 Stock Option and Incentive Plan, as amended, to certain of its officers, of which 32,500 shares remain outstanding. The shares vest 20% on each of February 9, 2006, 2007, 2008, 2009 and 2010; and are subject to certain acceleration or forfeiture provisions pursuant to the Plan. These restricted shares were valued based on the closing price on the New York Stock Exchange on February 9, 2005, the date of grant. The Company accounts for restricted stock in accordance with APB No. 25 and, accordingly, compensation expense is recognized over the expected vesting period. Compensation expense related to restricted stock of $70,000 was recognized for 2005. No options or shares were issued from this plan in 2004 or 2003.

The Company had a 1986 Stock Option Plan (the “1986 Plan”) which terminated in October 1996. Under the 1986 Plan, 10-year options were granted to key employees and non-employee directors at the average of the high and low sales price for a share of the Company’s common stock on the New York Stock Exchange on the date of grant. Options granted under the 1986 Plan vest, for key employees, 50% after one year, and the remaining 50% after two years, from the grant date; for non-employee directors, 100% vests six months from the grant date. At December 31, 2005, there were a total of 386,500 options granted, of which 39,812 were exercisable under the 1986 plan.

The following is a summary of the Company’s 1996 and 1986 Plans combined for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	718,750	$9.20	793,250	$9.28	906,943	$9.53
Granted	—		—	—	—	—
Forfeited	—		(10,500)	9.91	—	—
Exercised	(208,378)	9.02	(44,000)	8.84	(27,500)	8.13
Expired	(4,000)	10.13	(20,000)	12.88	(86,193)	12.19

Outstanding at end of year	506,372	$9.27	718,750	$9.20	793,250	$9.28

Options exercisable	506,372	$9.27	718,750	$9.20	739,000	$9.26

No options were granted in 2005, 2004 or 2003.

The following table summarizes information about the Company’s stock option plans outstanding at December 31, 2005:

Range of Exercise Price	Number Outstanding on December 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at Exercise Price	Weighted- Average Exercise Price
$ 8.00 - 8.99	248,372	3.6	$8.36	248,372	$8.36
$ 9.00 - 9.99	115,500	5.6	9.47	115,500	9.47
$ 10.00 - 11.00	142,500	1.7	10.68	142,500	10.68

	506,372	3.5	$9.27	506,372	$9.27

The 1994 Directors’ Stock Ownership Plan, effective in January 1994, provides that directors of the Company, who are not salaried officers of the Company, were entitled to receive an annual director’s fee of 750 shares. The number of shares entitled was amended to 1,000 shares effective January 1, 1996; amended to 1,500 shares effective January 1, 1997; and amended to 2,000 shares effective May 10, 2002. Alternatively, a director may elect to be paid a cash substitute, equal to 90% of the value of the shares for which the director elects the cash substitute, in lieu of all or part of the annual stock award. Under this Plan, there were 18,000 shares issued in 2005, 14,000 shares issued in 2004, and 14,000 shares issued in 2003.

The Company adopted an Incentive Award Plan, effective January 1, 1994. The purpose of the Plan is to reward eligible officers of the Company on the basis of their contribution to the Company, and in particular on the basis of their contribution to the achievement of the Company’s funds from operations per share. The Plan is administered by the Compensation Committee of the Board of Directors of the Company. An award under this Plan is payable by the Company one-half in cash and one-half in shares of common stock of the Company. The Company incurred compensation costs totaling approximately $182,600 in 2004 and $157,500 in 2003. The Company incurred no compensation costs in 2005.

NOTE G: RELATED PARTY TRANSACTIONS

The Company paid $13,000 in 2005, $20,000 in 2004, and $14,000 in 2003 for engineering consulting fees to a majority-owned subsidiary of Sizeler Realty Co., Inc (Sizeler Realty). During 2005, 2004 and 2003, the Company received management fees and commissions of approximately $276,000, $303,000 and $294,000, respectively, from various entities in which Mr. Lassen and/or his spouse have an interest.

The Company leases approximately 14,800 square feet of non-retail space at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid an annual market rate of rent, including expense reimbursements, of $110,000 in 2005, $112,000 in 2004 and $111,000 in 2003. The term of the lease expires January 31, 2007 and the lease provides for one remaining five-year renewal option. Pursuant to a month-to-month agreement between Sizeler Real Estate Management Co., Inc. (“SREMCO”), a wholly-owned subsidiary of the Company, and Sizeler Realty, SREMCO occupied approximately 97% of the 14,800 square feet of space and paid rent to Sizeler Realty of $110,000 in 2005, $112,000 in 2004 and $111,000 in 2003 for use of the space.

The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease with Westland Shopping Center LLC (the “LLC”), expiring on December 31, 2046. The LLC is owned by the wife of Mr. Lassen and her brother. The Company contractually paid ground rent of $80,000 in 2005, $65,000 in 2004, and $63,000 in 2003.

In March 1991, the Company purchased a 50% interest in the Southwood Shopping Center (“Southwood”) from Sizeler Realty (LaPalco), Inc. (“LaPalco”), a wholly-owned subsidiary of Sizeler Realty, for $900,000. Southwood is subject to a long-term ground lease expiring on March 31, 2031 from an entity in which Mr. Lassen’s wife, her brother and her brother’s wife own the total interests. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. Ground rent in the amount of $59,000 was paid in 2005, $0 was paid in 2004, and $10,000 was paid in 2003. In July 2004, LaPalco paid off the entire balance of the mortgage note and subsequently cancelled the mortgage on the property.

Mr. Lassen was a director and Vice Chairman of Hibernia National Bank (“Hibernia”) and Hibernia Corporation until 2005. At December 31, 2005, $20,000,000 of the Company’s $50,000,000 of bank lines of credit was provided by Hibernia. The Company had borrowings under this line totaling $14,000,000 at December 31, 2005. The Company had borrowings under a line of credit from Hibernia totaling $136,000 at December 31, 2004.

NOTE H: SHAREHOLDER DISTRIBUTIONS

The quarterly common stock distributions paid in 2005, 2004, and 2003 for federal income tax purposes were as follows:

	2005		2004		2003
	Total	Per Share	Total	Per Share	Total	Per Share
Ordinary Income	$—	$—	$—	$—	$1,439,000	$0.11

Return of Capital	—	—	—	—	10,599,000	0.81

Capital Gain	7,663,000	0.40	8,686,000	0.66	—	—

Total	$7,663,000	$0.40	$8,686,000	$0.66	$12,038,000	$0.92

The Company paid $819,000 in preferred distributions on its Series B Cumulative Redeemable Preferred Stock in 2005, all of which were classified as capital gain for federal income tax purposes.

NOTE I: SUBSEQUENT EVENTS

On February 14, 2006, the Company declared a $.10 per share distribution on its common stock, payable on March 10, 2006 to shareholders of record as of March 1, 2006. Also on February 14, 2006, the Company declared a $.609375 per share distribution on its 9.75% Series B Cumulative Redeemable Preferred Stock, payable on May 15, 2006 to shareholders of record on April 28, 2006.

On February 15, 2006, the Company paid a $.609375 per share distribution on its 9.75% Series B Cumulative Redeemable Preferred Stock, payable to shareholders of record on January 31, 2006.

As of March 10, 2006, the Company had repurchased a total of 83,600 shares of its 9.75% Series B Cumulative Redeemable Preferred Stock for $2,165,019 in accordance with the Board of Directors’ authorization.

NOTE J: CASH FLOWS

In March 2005, the Company sold 2,649,000 newly-issued, shares of its common stock at a price of $10.75 per share, under its shelf registration statement, providing the Company with net proceeds of approximately $27.2 million. The shares were sold in a direct placement to a group of institutional investors. The proceeds were used to repay short term debt.

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

The Company capitalized $251,000 in interest costs in 2005, $819,000 in 2004 and $1.7 million in 2003.

NOTE K: COMMITMENTS AND CONTINGENCIES

The Company’s officers defer a portion of their current compensation. Total charges to earnings associated with such deferred compensation were $112,000, $113,000 and $113,000 in 2005, 2004, and 2003, respectively.

The Company, from time to time, may be subject to litigation arising from the ordinary course of its business. Management, based on advice of external counsel, does not believe that any existing litigation involving the Company will materially affect its financial condition or future results of operations.

NOTE L: SHAREHOLDER RIGHTS PLAN

On August 6, 1998, the Company’s Board of Directors adopted a replacement shareholder rights plan (“Plan”) to supersede a shareholder rights plan which had been in effect since 1989. Simultaneously, the Board declared a distribution of one purchase right (“Right”) for each share of the Company’s Common Stock outstanding at the close of business August 27, 1998, or subsequently issued. Each Right entitles the holder to purchase 1/1,000 of a share of a new Series A Preferred Stock of the Company (“Preferred Stock”). The Plan was amended and restated August 2, 2005.

The Rights become exercisable upon the earlier of (i) the date of the Company’s public announcement that a person or affiliated group has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the Company’s Common Stock; or (ii) ten business days following the commencement of a tender offer that would result in a person or affiliated group owning 20% or more of the Company’s Common Stock.

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

The carrying values and respective fair market values of the Company’s mortgage notes payable and 9% convertible subordinated debentures are presented below. The estimated fair values of the mortgage notes were calculated as the net present value of the total payments through the loan term discounted using rates available to the Company for issuance of similar debt with similar terms at year-end 2005 and 2004. The estimated fair values of the convertible subordinated debentures were calculated using year-end market quotes obtained from the New York Stock Exchange.

	Carrying Value	Estimated Fair Market Value
Mortgage notes payable
2005	$83,897,000	$87,179,000
2004	107,713,000	113,656,000
Convertible subordinated debentures
2005	$—	$—
2004	56,599,000	59,570,000

NOTE N: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized (unaudited) quarterly financial data for the years ended 2005 and 2004 are as follows (in thousands, except per share data):

	Three months ended in 2005
	March 31	June 30	September 30	December 31
Revenues	$12,660	$12,554	$13,135	$13,773
Income from operations	$3,010	$2,438	$1,520	$(787)
Net (loss) income	$48	$15,925	$(2,300)	$(2,627)
Net (loss) income available to common shareholders	$(157)	$15,720	$(2,505)	$(2,832)
Net (loss) income available per common share - basic	$(0.01)	$0.81	$(0.12)	$(0.13)
Net (loss) income available per common share - diluted	$(0.01)	$0.81	$(0.12)	$(0.13)
Shares outstanding	13,793	19,317	21,116	21,161
Diluted shares outstanding	18,938	19,317	21,116	21,161

	Three months ended in 2004
	March 31	June 30	September 30	December 31
Revenues	$11,875	$12,156	$12,286	$12,841
Income from operations	$2,461	$2,969	$2,026	$3,362
Net income	$(333)	$(85)	$(1,261)	$18,042
Net income (loss) available to common shareholders	$(537)	$(290)	$(1,466)	$17,837
Net income available per common share - basic	$(0.04)	$(0.02)	$(0.11)	$1.35
Net income available per common share - diluted	$(0.04)	$(0.02)	$(0.11)	$1.31
Shares outstanding	13,131	13,166	13,180	13,197
Diluted shares outstanding	18,276	18,311	18,325	18,342

The sum of diluted earnings per share for each of the quarters may not equal the total diluted earnings per share for the annual period because there is a difference in the way that in the money stock options are considered from quarter to quarter under the requirements of SFAS 128, Earnings Per Share.

SCHEDULE II

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004, and 2003

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
	Balance at Beginning of Period	Additions Charged to Operations	Deductions	Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts	$316,000	$229,000	$102,000	$443,000

Year ended December 31, 2004
Allowance for doubtful accounts	$62,000	$298,000	$44,000	$316,000

Year ended December 31, 2003
Allowance for doubtful accounts	$116,000	$46,000	$100,000	$62,000

SCHEDULE III

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

Column A	Column B	Column C		Column D		Column E		Column F	Column G	Column H	Column I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period						Life on which Depreciation in Latest Income Statement is Computed
Description	Encumbrance	Land	Building & Improvements	Net Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired
Regional enclosed malls:
Hammond Square	—	2,574,000	23,664,000	6,572,000	4,045,000	28,765,000	32,810,000	14,063,000	1978, 1992, 1995	1987	10-40yrs
North Shore Square	20,617,000	4,000,000	30,150,000	9,870,000	4,109,000	39,911,000	44,020,000	14,535,000	1986, 1995, 2001, 2002, 2003	1994	10-40yrs
Southland Mall	—	2,408,000	28,289,000	15,737,000	2,487,000	43,947,000	46,434,000	21,126,000	1970, 1981, 1994, 2003	1986	10-40yrs

	20,617,000	8,982,000	82,103,000	32,179,000	10,641,000	112,623,000	123,264,000	49,724,000

Community shopping centers:
Airline Park	—	977,000	1,037,000	1,514,000	977,000	2,551,000	3,528,000	1,050,000	1973, 1986, 2001, 2003	1987	10-40yrs
Azalea Gardens	—	574,000	806,000	818,000	573,000	1,625,000	2,198,000	745,000	1950, 1986, 2002, 2003	1987	10-40yrs
Colonial	—	554,000	555,000	858,000	559,000	1,408,000	1,967,000	869,000	1967, 1987, 1999	1987	10-40yrs
Florida Shores	2,592,000	1,507,000	2,893,000	362,000	1,507,000	3,255,000	4,762,000	351,000	1983	2003	10-40yrs
Gonzales Plaza	—	713,000	4,381,000	1,452,000	755,000	5,791,000	6,546,000	2,556,000	1989, 2001, 2002, 2003	1991	10-40yrs
Lantana Plaza	—	7,923,000	14,107,000	2,594,000	7,196,000	17,428,000	24,624,000	5,627,000	1992, 1999	1993	10-40yrs
Rainbow Square	2,352,000	970,000	4,443,000	2,168,000	984,000	6,597,000	7,581,000	2,526,000	1986, 2001, 2003	1988	10-40yrs
Town and Country	—	860,000	3,194,000	8,543,000	1,423,000	11,174,000	12,597,000	2,119,000	1989, 2000, 2001, 2002	1993	10-40yrs
Weeki Wachee	—	2,185,000	4,179,000	1,294,000	2,149,000	5,509,000	7,658,000	2,441,000	1987, 2000, 2002	1988	10-40yrs
Westgate	—	1,809,000	2,162,000	3,256,000	1,774,000	5,453,000	7,227,000	2,081,000	1964, 1987, 2001	1987	10-40yrs
Westland	—	—	3,068,000	2,478,000	12,000	5,534,000	5,546,000	2,943,000	1966, 1990, 1999	1987	10-40yrs
Westward	—	5,938,000	13,506,000	4,613,000	6,042,000	18,015,000	24,057,000	7,042,000	1961, 1990, 1995, 2000, 2003	1992	10-40yrs

	4,944,000	24,010,000	54,331,000	29,950,000	23,951,000	84,340,000	108,291,000	30,350,000

Apartments:
Bel Air	2,948,000	500,000	3,674,000	2,392,000	500,000	6,066,000	6,566,000	2,314,000	1968, 1974, 2003	1992	10-40yrs
Colonial Manor	—	212,000	771,000	574,000	212,000	1,345,000	1,557,000	724,000	1967, 1994	1987	10-40yrs
Garden Lane	3,266,000	500,000	3,117,000	3,505,000	500,000	6,622,000	7,122,000	2,505,000	1966, 1971, 1999	1992	10-40yrs
Georgian	—	839,000	2,420,000	3,131,000	839,000	5,551,000	6,390,000	2,217,000	1951, 1993, 2004	1992	10-40yrs
Governors Gate	10,215,000	559,000	14,417,000	484,000	571,000	14,889,000	15,460,000	3,849,000	1999	1998	10-40yrs
Governors Gate I I	11,312,000	1,149,000	16,719,000	(1,215,000)	1,188,000	15,465,000	16,653,000	1,054,000	2004	2004	10-40yrs
Greenbrier	—	370,000	15,336,000	2,017,000	370,000	17,353,000	17,723,000	365,000	2005	2005	10-40yrs
Hampton Park	4,953,000	1,305,000	6,616,000	5,602,000	1,162,000	12,361,000	13,523,000	5,151,000	1977, 1995, 2003, 2004	1993	10-40yrs
Jamestown	2,921,000	712,000	4,035,000	1,620,000	712,000	5,655,000	6,367,000	2,081,000	1972	1995	10-40yrs
Lafayette Square	11,067,000	2,632,000	14,282,000	18,542,000	2,471,000	32,985,000	35,456,000	11,626,000	1969-1972, 1995, 1999, 2003, 2004	1993	10-40yrs
Magnolia Place	3,803,000	175,000	2,050,000	1,240,000	175,000	3,290,000	3,465,000	1,351,000	1984	1991	10-40yrs
Pine Bend	2,123,000	850,000	3,029,000	3,999,000	894,000	6,984,000	7,878,000	2,139,000	1979, 2003	1992	10-40yrs
Steeplechase	2,721,000	594,000	3,328,000	1,794,000	594,000	5,122,000	5,716,000	2,151,000	1982	1992	10-40yrs
Villages of Williamsburg	—	480,000	8,673,000	36,000	494,000	8,695,000	9,189,000	55,000	1973	2005	10-40yrs
Woodcliff	3,007,000	695,000	4,047,000	2,161,000	695,000	6,208,000	6,903,000	2,645,000	1977, 1999, 2003	1993	10-40yrs

	58,336,000	11,572,000	102,514,000	45,882,000	11,377,000	148,591,000	159,968,000	40,227,000

SUBTOTAL	83,897,000	44,564,000	238,948,000	108,011,000	45,969,000	345,554,000	391,523,000	120,301,000

Undeveloped Land		8,924,000	—	1,176,000	10,100,000	—	10,100,000

TOTAL	83,897,000	53,488,000	238,948,000	109,187,000	56,069,000	345,554,000	401,623,000	120,301,000

Note: This schedule does not include the Company’s 50% interest in Southwood Shopping Center, a real estate partnership, that is listed on page 13 of this Report.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)

Note (a) Changes in real estate owned were as follows:

	2005	2004	2003
Balance at beginning of year	$393,701,000	$403,425,000	$365,112,000
Additions during year:
Investments in land	6,243,000	1,900,000	395,000
Improvements	4,712,000	19,529,000	32,218,000
Acquisitions	9,669,000	—	5,700,000
Deductions during the period
Sale of properties	(12,702,000)	(31,153,000)	—

Balance at end of year	$401,623,000	$393,701,000	$403,425,000

Note (b) Changes in accumulated depreciation of real estate assets owned were as follows:

	2005	2004	2003
Balance at beginning of year	$113,421,000	$108,594,000	$97,322,000
Additions during year:
Depreciation on real estate	10,623,000	12,759,000	11,272,000
Deductions during the period
Sale of properties	(3,743,000)	(7,932,000)	—

Balance at end of year	$120,301,000	$113,421,000	$108,594,000

Note (c) The income tax basis of real estate, net of accumulated tax depreciation, was approximately $285 million at December 31, 2005.

Note (d) Depreciation is provided by the straight-line method over the estimated useful lives, which are as follows:

Buildings and improvements	10 - 40 years
Parking lots	20 years
Tenant improvements	Lease term

Note	(e) The Company holds its interest in the Westland Shopping Center under a long-term ground lease.

FORM 10-K EXHIBITS

Exhibit No.
3.1	Articles of Incorporation of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K, filed June 26, 2001).

3.2

Articles supplementary designating Series B Preferred Stock described in Article

I as 10% Series B Cumulative Redeemable Preferred Stock (Filed as Exhibit to the Registrant’s Form S-4 Registration Statement (File No. 333-72208), filed on October 25, 2001).

3.3	Articles supplementary creating the Registrant’s 9.75% Series B Cumulative Redeemable Preferred Stock (Filed as Exhibit to the Registrant’s Form 8-K, filed on May 8, 2002).

3.4	Amendment to the Articles of Incorporation of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K filed on November 10, 2005).

3.4	Bylaws of the Registrant, (Filed as Exhibit to the Registrant’s Form S-4 Registration Statement (File No. 333-72208), filed on October 25, 2001).

3.5	Amendment to the Bylaws of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K, filed on April 25, 2005).

3.7	Amendment to the Bylaws of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K, filed on August 8, 2005).

3.8	Amendment to the Bylaws of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K, filed on November 23, 2005).

4.1	Form of Common Stock Certificate, $.0001 par value (Filed as Exhibit to the Registrant’s Form 8-A/A Registration Statement, filed on December 18, 2001).

4.2	Indenture for the Registrant’s 9% Convertible Subordinated Debentures, due 2009 (Filed as Exhibit to the Registrant’s Form 8-K, filed on May 8, 2002).

4.3	Debenture for the Registrant’s 9% Convertible Subordinated Debentures due 2009 (Filed as Exhibit to the Registrant’s Form 8-K, filed on May 8, 2002).

4.4	Amended and Restated Shareholder Rights Agreement (Filed as Exhibit to the Registrant’s Form 8-K, filed on August 8, 2005).

10.1	Purchase Agreement between the Registrant and each of Palisades Capital Management LLC and various investment advisers on behalf of certain clients (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 15, 2005).

10.2	Form of Indemnification Agreement which the Registrant has entered into with each officer and director (Filed as Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004).

10.4	The Registrant’s 1986 Stock Option Plan, as amended through January 25, 1991* (Filed as Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1990).

10.5	Form of Deferred Compensation Agreement* (Registrant had entered into such an agreement with Sidney W. Lassen) (Filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991).

10.6	The Registrant’s 1989 Director Stock Option Plan* (Filed as Exhibit A to the Registrant’s Proxy Statement, dated March 23, 1989).

10.7	The Registrant’s Incentive Award Plan* (Filed as Exhibit to the Registrant’s Form S-3 Registration Statement (File No. 33-76134), filed on March 7, 1994).

10.8	First Amendment to the Registrant’s Incentive Award Plan* (Filed as Exhibit to the Registrant’s Form S-3 Registration Statement (File No. 33-76134), filed on March 7, 1994).

10.9	The Registrant’s 1994 Directors’ Stock Ownership Plan, as amended* (Filed as Exhibit to the Registrant’s Definitive Schedule 14A Proxy Statement for its 2002 Annual Meeting of Stockholders).

10.10	Severance Agreement, as restated, between the Registrant and Sidney W. Lassen* (Filed as Exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001).

10.11	Severance Agreement, as restated, between the Registrant and Thomas A. Masilla, Jr.* (The Registrant also has a Severance Agreement with James W. Brodie, which is identical to Mr. Masilla’s Agreement)(Filed as Exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001).

10.12	Non-Elective Deferred Compensation Agreement between the Registrant and Thomas A. Masilla, Jr.* (The Registrant also entered into Non-Elective Deferred Compensation Agreements with Sidney W. Lassen and James W. Brodie which contain substantially similar terms)(Filed as Exhibit to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1995).

10.13	The Registrant’s 1996 Stock Option and Incentive Plan, as amended* (Filed as Exhibit to the Registrant’s Definitive Schedule 14A Proxy Statement for its 2003 Annual Meeting of Stockholders).

10.14	Trust Agreement between the Company and Hibernia National Bank Dated February 24, 2005 (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.15A	Non-Elective Deferred Compensation Agreement effective January 1, 2005, entered into between the Registrant and Sidney W. Lassen* (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.15B	Non-Elective Deferred Compensation Agreement effective January 1, 2005 entered into between the Registrant and Thomas A. Masilla Jr.* (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.15C	Non-Elective Deferred Compensation Agreement effective January 1, 2005, entered into between the Registrant and James W. Brodie.* (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.15D	Non-Elective Deferred Compensation Agreement effective January 1, 2005, entered into between the Registrant and Guy M. Cheramie* (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.16	Amendment to Non-Elective Deferred Compensation Agreement between the Registrant and Guy M. Cheramie* (Filed as Exhibit to Registrant’s Form 8-K, filed on May 16, 2005).

10.17	Agreement for Sale and Purchase of Lakeview Club Apartments effective November 18, 2004 together with the First Amendment effective December 3, 2004, the Second Amendment effective December 10, 2004, the Third Amendment effective December 16, 2004, and the Reinstatement and Fourth Amendment effective December 21, 2004 (Filed as Exhibit to the Registrant’s Form 8-K, filed on January 5, 2005).

10.18	Agreement dated January 11, 2005 between Charles E. Miller, Jr. and the Registrant* (Filed as Exhibit to the Registrant’s Form 8-K, filed on January 14, 2005).

10.19	Change in Control Agreement between the Registrant and Guy M. Cheramie* (Filed as Exhibit to the Registrant’s Form 8-K, filed on May 16, 2005).

10.20	Settlement Agreement between the Registrant and First Union Real Estate Equity and Mortgage Investments (Filed as Exhibit to Registrant’s Form 8-K, filed on September 13, 2005).

10.21	Letter Agreement between the Registrant and former CEO Sidney W. Lassen* (Filed as Exhibit to the Registrant’s Form 8-K, filed on November 23, 2005).

16.1	Letter regarding notice of dismissal of certifying accountant KPMG LLP after completion of Fiscal Year End 2004 Audit (Filed as Exhibit to the Registrant’s Form 8-K, filed on February 15, 2005).

16.2	Letter regarding appointment of new certifying accountant Ernst & Young LLP (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 17, 2005).

16.3	Letter confirming change in certifying accountant after completion of Fiscal Year End 2004 Audit (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 30, 2005).

21.1	Subsidiaries. (Filed herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed herewith).

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed herewith).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith).

*	Denotes a Management Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.

By:	/s/ GUY M. CHERAMIE
Guy M. Cheramie
Chief Financial Officer

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ MARK M. TANZ	Chairman of the Board	March 16, 2006
Mark M. Tanz

By:	/s/ WILLIAM G. BYRNES	Vice Chairman of the Board	March 16, 2006
William G. Byrnes

By:	/s/ THOMAS A. MASILLA, JR.	President (Principal	March 16, 2006
	Thomas A. Masilla, Jr.	Executive Officer)

By:	/s/ GUY M. CHERAMIE	Chief Financial Officer	March 16, 2006
	Guy M. Cheramie	(Principal Financial Officer)

By:	/s/ J. TERRELL BROWN	Director	March 16, 2006
J. Terrell Brown

By:	/s/ SIDNEY W. LASSEN	Director	March 16, 2006
Sidney W. Lassen

By:	/s/ JAMES W. MCFARLAND	Director	March 16, 2006
James W. McFarland

By:	/s/ RICHARD L. PEARLSTONE	Director	March 16, 2006
Richard L. Pearlstone