Form 10-K/A
period 2005-12-31
SIZELER PROPERTY INVESTORS INC
filed 2006-04-26
CIK 805419

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Sizeler Property Investors, Inc. (the “Company”) for the fiscal year ended December 31, 2005 is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

PART III

Item 10. Directors and Executive Officers of the Registrant

Recent Developments

In August 2005, directors James R. Peltier, Theodore H. Strauss and Harold B. Judell, agreed to retire from our Board of Directors and currently serve as “directors emeritus” of the Company. Dr. Peltier served as a director since January 2004. Mr. Strauss served as a director since 1994, and Mr. Judell served as a director since 1986. In addition, Thomas A. Masilla, Jr. resigned as a director, but continues as the Company’s President and Chief Operating Officer.

In addition, at the Company’s 2005 Annual Meeting of Stockholders, held on October 27, 2005, the Company’s stockholders approved an amendment to the Company’s Charter to destagger the Board by phasing out the Company’s classified board structure by the 2007 annual meeting of stockholders. The Board set the number of directors at seven, with four directors serving until the 2006 annual meeting and three serving until the 2007 annual meeting or until his successor is duly elected and qualified. Mr. Michael L. Ashner, one of the directors elected at the 2005 meeting to serve until the 2006 Annual Meeting of Stockholders, resigned his position on March 13, 2006.

Directors

The following table sets forth the age and principal occupation of each of our directors.

Name, Tenure and Position(s) with the Company	Age	Principal Occupation and Business Experience for Past Five Years
Directors Whose Terms Expire in 2006

William G. Byrnes Director since 2002; Non-executive Vice-Chairman since 2004; Lead Independent Director since August, 2005.	55	Private investor and former Chairman of BuzzMetrics, a market research firm.

Sidney W. Lassen Director since 1986.	71	Former Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Lassen voluntarily resigned as Chief Executive Officer and Chairman of the Board on November 21, 2005.

James W. McFarland Director since 1994.	60	Professor of Finance and Economics at Tulane University from 1988 to present; and former Dean of A.B. Freeman School of Business, Tulane University from 1988 through June 2005. Mr. McFarland is a private investor.

Name, Tenure and Position(s) with the Company	Age	Principal Occupation and Business Experience for Past Five Years
Directors Whose Terms Expire in 2007

J. Terrell Brown Director since 1995.	66	Chairman of GMFS, LLC (mortgage lending), whose principal business address is 7389 Florida Blvd., Ste. 200A, Baton Rouge, LA 70806.

Richard L. Pearlstone Director since 1986.	58	President of The Pearlstone Group, Inc. (investments), whose principal business address is 5100 Falls Rd., 212 Village Sq. II, Baltimore, MD 21210, since 1995; managing partner of North Investment LP, whose principal business address is 5100 Falls Rd., 212 Village Sq. II, Baltimore, MD 21210.

Mark M. Tanz Director since May, 2005. Non-executive Chairman of the Board of Directors since November, 2005.	74	Private investor, whose principal business address is P.O. Box N7776, Lyford Cay, Nassau, Bahamas.

Stockholder Communication With the Board

The Board of Directors has appointed William G. Byrnes, the Vice-Chairman of the Company, as “Lead Independent Director.” In that capacity, he presides over the meetings of the non-management directors of the Company. Stockholders and other parties interested in communicating directly with the Lead Independent Director or with the non-management directors as a group may do so by writing to Mr. William G. Byrnes, Lead Independent Director, Sizeler Property Investors, Inc., 2542 Williams Boulevard, Kenner, Louisiana 70062. Correspondence so addressed will be forwarded directly to Mr. Byrnes.

Other Trusteeships and Directorships

In addition to their service on the Board, the directors of the Company serve on the Boards of Directors or the Boards of Trustees of the following publicly held companies:

Name	Company
William G. Byrnes	CapitalSource Inc. (NYSE: CSE)

James W. McFarland	Stewart Enterprises, Inc.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of the Board of Directors consists of Dr. McFarland and Messrs. Byrnes, Brown and Tanz. Each member of the Audit Committee is “independent” as that term is defined in the New York Stock Exchange listing standards. The charter for the Audit Committee can be accessed electronically at the “Corporate Governance” section on the corporate information page of our website at www.sizeler.net or you may request a copy from us by writing to us at Sizeler Property Investors, Inc., Attention: President, 2542 Williams Boulevard, Kenner, Louisiana 70062.

The Audit Committee and the Board of Directors have determined that Dr. McFarland and Mr. Byrnes are each an “Audit Committee Financial Expert” in accordance with the SEC rules and regulations and the Board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange. Each member of the Audit Committee is financially literate, as such qualification is interpreted by the Company’s Board in its business judgment.

Executive Officers

The Company is self-administered and self-managed and does not engage a separate advisor or pay an advisory fee for administrative or investment services. Management of the Company is provided by its officers. The executive officers of the Company are elected annually by, and serve at the discretion of, the Board of Directors.

The executive officers of the Company are as follows:

Name	Age	Position(s) with the Company
Thomas A. Masilla, Jr.	59	President, Chief Operating Officer and Secretary

Guy M. Cheramie	59	Chief Financial Officer

Mr. Masilla formerly practiced as a certified public accountant and was elected to the position of President and Chief Operating Officer in 1995. Mr. Masilla also served as a Director from the Company’s inception in 1986 until 2005. Mr. Masilla has been a corporate executive and manager for more than 30 years, with extensive experience in both the real estate and commercial bank industries.

Mr. Cheramie was appointed Chief Financial Officer in January 2005. For the previous ten years, he served as Chief Financial Officer of Sizeler Real Estate Management Co., Inc., a wholly-owned subsidiary of the Company. Mr. Cheramie formerly practiced as a certified public accountant and has over 25 years of experience in the real estate industry.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of any class of our equity securities to file reports of ownership of our equity securities and to furnish these reports to us. Based solely on a review of such reports for 2005, the Company believes that these persons and entities filed all the reports required by the Securities Exchange Act of 1934 on a timely basis.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for all its directors, officers and employees. The Code is available electronically on the Company’s website at the “Corporate Governance” at www.sizeler.net or you may request a copy from the Company by writing to us at Sizeler Property Investors, Inc., Attention: President, 2542 Williams Boulevard, Kenner, Louisiana 70062. The Company intends to disclose on its website any amendment to, or waiver of, any provision of its code of business conduct and ethics applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.

Item 11. Executive Compensation

Summary Compensation Table

The following table contains information with respect to the annual and long-term compensation for the years ended December 31, 2005, 2004 and 2003 for the Company’s chief executive officer and four other highest paid executive officers during 2005 (the “Named Executive Officers”).

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus (1)	Restricted Stock Awards (2)	Securities Underlying Options (3)	All Other Compensation (4)
Thomas A. Masilla, Jr.(5) President and Chief Operating Officer	2005 2004 2003	$275,000 275,000 275,000	$0 62,800 50,000	$0 198,660 0	0 0 0	$33,001 33,925 33,500

Guy M. Cheramie(6) Chief Financial Officer	2005	$122,446	$0	$0	0	$18,234

Sidney W. Lassen (7) Former Chairman of the Board and Chief Executive Officer	2005 2004 2003	$315,000 354,000 354,000	$0 88,600 75,000	$0 301,00 0	0 0 0	$672,961 41,900 40,992

James W. Brodie Secretary and Vice-President (8)	2005 2004 2003	$107,500 200,000 200,000	$0 31,200 20,000	$0 102,340	0 0 0	$3,225 26,231 25,994

Charles E. Miller, Jr.(9) Chief Financial Officer	2005 2004 2003	$0 152,000 152,000	$0 0 12,500	0 0 0	0 0 0	$152,592 18,532 15,200

(1)	This amount was paid one-half in shares of common stock and one-half in cash pursuant to the terms of the Company’s Incentive Award Plan.
(2)	These awards are made pursuant to the Company’s 1996 Incentive Plan and generally vest over a period of five years.
(3)	These options were granted under the 1996 Stock Option and Incentive Plan, as amended.
(4)	This is (i) the amount paid under a nonelective deferred compensation agreement with each Named Executive Officer, pursuant to which an amount of deferred compensation equal to 10 percent of base salary was credited annually to a bookkeeping account maintained for them, and (ii) the Company’s contribution to its 401(k) Plan for the Named Executive Officer’s benefit for that year.
(5)	Mr. Masilla also served as a Director from the Company’s inception in 1986 until 2005.
(6)	Mr. Cheramie was appointed to the position of Chief Financial Officer in January 2005. For the previous ten years, Mr. Cheramie was the Chief Financial Officer of Sizeler Real Estate Management Co., Inc., a wholly-owned subsidiary of the Company. Mr. Cheramie was not a Named Executive Officer of the Company for 2004 and 2003.
(7)	Mr. Lassen voluntarily resigned as Chairman of the Board and Chief Executive Officer on November 21, 2005. Pursuant to the terms of his Separation Agreement, Mr. Lassen was paid in a lump sum $666,261 (included in Other Compensation) plus $1,278,592, the latter amount representing the vested amounts payable to him pursuant to the Nonelective Deferred Compensation Agreement, effective January 1, 2005.
(8)	Mr. Brodie resigned on June 10, 2005.
(9)	Mr. Miller resigned on January 11, 2005 but continues to serve the Company as a consultant. The amounts paid to Mr. Miller were pursuant to a Separation Agreement dated January 11, 2005 between the Company and Mr. Miller.

Option Grants

No options were granted to the Named Executive Officers during the years ended December 31, 2005 and 2004.

Option Exercises and Fiscal Year End Values

The following table shows information with respect to the value of unexercised options held by the current and former Named Executive Officers as of December 31, 2005. Valuation calculations for unexercised options are based on the closing price ($12.85) of a Share on the New York Stock Exchange on December 30, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at December 31, 2005 ($) Exercisable/Unexercisable
Thomas A. Masilla, Jr. President and Chief Operating Officer	185,000/0	$661,998/$0

Guy M. Cheramie Chief Financial Officer (1)	1,000/0	3,260/$0

Sidney W. Lassen Former Chairman of the Board and Chief Executive Officer	182,372/0	$628,874/$0

James W. Brodie Secretary and Vice-President (2)	0/0	$0/$0

Charles E. Miller, Jr. Chief Financial Officer (3)	0/0	$0/$0

(1)	Mr. Cheramie was appointed to the position of Chief Financial Officer in January 2005. For the previous ten years, Mr. Cheramie was the Chief Financial Officer of Sizeler Real Estate Management Co., Inc., a wholly-owned subsidiary of the Company. Mr. Cheramie was not a Named Executive Officer of the Company for 2004 and 2003.
(2)	Mr. Brodie resigned on June 10, 2005.
(2)	Mr. Miller resigned on January 11, 2005.

Agreements with Executive Officers

On November 21, 2005, Sydney W. Lassen and the Company entered into a separation agreement pursuant to which Mr. Lassen voluntarily resigned as Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Lassen remained on the Board of Directors of the Company. Pursuant to the separation agreement, the Company paid Mr. Lassen (i) $666,261 in a lump sum and (ii) $1,278,592 also in a lump sum, representing the vested amounts payable under his Nonelective Deferred Compensation Agreement, effective January 1, 2005, and the vested amounts payable under his Nonelective Deferred Compensation Agreement, dated May 6, 1994, and as amended on August 3, 2000. All prior negotiations and agreements between the Company and Mr. Lassen regarding his employment and severance were terminated. This includes the Severance Agreement, dated February 9, 1994, amended and restated as of August 3, 2000, the Nonelective Deferred Compensation Agreement, effective May 6, 1994, as amended by amendment thereto dated August 3, 2000, and the Nonelective Deferred Compensation Agreement effective January 1, 2005, as described below. In consideration of the lump sum payments noted in this paragraph, as well as the continuation of certain of Mr. Lassen’s employment benefits for up to 24 months, the parties agreed to a mutual release of any claims.

On May 11, 2005, in connection with the appointment of Guy Cheramie to the position of Chief Financial Officer, the Company entered into a Change in Control Agreement with Mr. Cheramie. A “change in control” as defined in this agreement, subject to various qualifications, is the acquisition by a person or group of beneficial ownership of 25% or more of the Shares; or the election of a member of the Board whose nomination or election was not approved by a majority of the members of the Board who were members of the Board on the date of the agreement or whose election to the Board was previously so approved; or a merger or similar transaction after which the Company’s stockholders hold 50% or less of the voting securities in the resulting entity. If, within 24 months of a change in control, either the Company terminates an officer’s employment for reasons other than a willful breach of duty that is demonstrably and materially injurious to the Company or disability, or the officer resigns because of certain changes in the circumstances of his employment (including the assignment to the officer of duties inconsistent with his prior position; reduction in salary; or relocation), the officer is entitled to three times the sum of (i) his annual salary, (ii) one-half the amount of the bonuses and nonelective deferred compensation paid or credited to him in the past 24 months, and (iii) the amount the Company would have contributed for the officer for a year under its defined contribution plan. In addition, the officer is entitled to a portion of the incentive bonus he would have earned for the year of termination (proportionate to the part of the year elapsed by termination), continuation of life and health insurance benefits for up to 36 months, and reimbursement for out-placement expenses not in excess of $20,000. If the receipt of benefits in connection with a change in control would subject an officer to excise tax under section 280G of the Code, then the officer will also receive a cash gross-up payment so that he will realize the same amount net after-tax that he would have realized had the excise tax not been applicable.

On January 11, 2005, Mr. Miller and the Company entered into an Agreement pursuant to which Mr. Miller resigned and the Company agreed to pay Mr. Miller’s annual salary of $152,000 through December 31, 2005, pay the cost of certain benefits under COBRA through December 31, 2005, and maintain certain indemnification for matters arising prior to January 11, 2005. In exchange, Miller agreed to provide the Company with certain consulting services and to restrictions on disclosure of Company information and employment with other real estate companies. The January 11, 2005 agreement generally supersedes other agreements between Mr. Miller and the Company. Mr. Miller received that portion of the funds allocated to his Non-elective Deferred Compensation in which he was vested at January 11, 2005.

On August 3, 2000, the Company entered into severance agreements, which restated prior agreements, with Mr. Masilla and Mr. Brodie pursuant to which each such officer is entitled to a minimum base salary under his agreement ($275,000 for Mr. Masilla). The Board may terminate these agreements at any time with no further obligation upon a finding that the officer has breached or neglected his duties, and an officer may resign at any time upon 30 days’ notice. The Board may also terminate the agreements at any time without cause; in that event, or upon death or disability, the officer is entitled to 24 months continued salary and (except in the case of death or disability) benefits. These agreements contain provisions for termination of employment upon a change in control that supersede the agreements’ regular termination provisions.

Mr. Brodie resigned from the Company on June 10, 2005. Effective upon his resignation, Mr. Brodie’s severance agreement described above was terminated and there are no further obligations on the part of the Company.

Compensation of Directors

Directors who are also executive officers of the Company are not separately compensated for their services as directors. Directors who are not executive officers are compensated in accordance with the Company’s 1994 Directors’ Stock Ownership Plan (the “1994 Directors’ Plan”). The 1994 Directors’ Plan provides for a stock award of 2,000 shares to be made to each director annually on the first business day following January 15. A director may elect to be paid a cash substitute rather than all or part of an annual stock award. The cash substitute will equal 90% of the value of the shares for which the director elects the cash substitute. Directors are also paid a meeting fee of $1,000 per Board meeting and $500 per committee meeting. In May 2005, as consideration for William G. Byrnes service as Vice-Chairman, the Board of Directors approved additional annual compensation of $10,000 payable to Mr. Byrnes in equal quarterly installments, with payments effective as of January 1, 2005.

In December, 2005, the Board of Directors approved a $35,000 per quarter fee (subject to increase as described below) to be paid to Mark M. Tanz for his services as the Chairman of the Board of Directors. The fee will be paid for the six calendar quarters starting January 1, 2006 and ending June 30, 2007 and is in addition to the normal director’s fees paid to each non-management director of the Company, including Mr. Tanz. The Board of Directors also ratified a grant (subject to approval by the Company’s stockholders) of 150,000 non-qualified stock options to Mr. Tanz. The stock options were granted on January 3, 2006. The closing price of the Company’s stock on January 3, 2006 was $13.00. The stock options have an exercise price of $14.00 per share (adjustable for stock splits, stock dividends and the like), are exercisable at any time after July 3, 2006 and expire on the earlier of December 31, 2008 or within 10 business days after the Board of Directors adopts a plan of liquidation of the Company. The grant of the options to Mr. Tanz is subject to stockholder approval and Mr. Tanz may not exercise the options prior to stockholder approval. If the option grant is not approved by the Company’s stockholders, then the fees payable to Mr. Tanz for his services as Chairman of the Board of Directors shall be increased to $50,000 per quarter. The Board of Directors also amended Section 4.4 (regarding limits on awards to directors) of the Sizeler Property Investors, Inc. 1996 Stock Option and Incentive Plan (the “Plan”) to provide that as many as 150,000 shares are available under the Plan to be granted to the director holding the position of Chairman of the Board of Directors at the beginning of the calendar year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

As of April 1, 2006, the following persons or groups (as those terms are used in Section 13(d)(3) of the Exchange Act) hold more than five percent of the outstanding shares of the Company’s equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Shares Outstanding (1)
Pershing Square, L.P., et. al. 888 Seventh Avenue, 29th Floor New York, NY 10019	2,077,602	(2)	9.68%

Revenue Properties Company Limited 55 City Center Drive, Suite 800 Mississauga, Ontario L5B 1M3	2,123,600	(3)	9.90%

Mercury Real Estate Advisors LLC 100 Field Point Road Greenwich, CT 06830	2,010,200	(4)	9.38%

Mark M. Tanz P.O. Box N7776 Lyford Cay, Nassau, Bahamas	1,513,342	(5)	7.06%

Phillip Goldstein and Andrew Dakos	1,137,200	(6)	5.30%

Morgan Stanley Morgan Stanley Capital Services, Inc. 1585 Broadway New York, NY 10036	1,080,242	(7)	5.04%

(1)	The percentages are based upon 21,442,000 shares outstanding on February 28, 2006.
(2)	Based upon a Schedule 13D jointly filed with the SEC on March 28, 2006 by William A. Ackman and Pershing Square GP, LLC on behalf of Pershing Square, L.P. and Pershing Square II, L.P.; and PS Management GP, LLC and Pershing Square Capital Management, L.P. on behalf of Pershing Square International, Ltd. The principal address for the parties is 888 Seventh Avenue, 29th Floor, New York, NY 10019.
(3)	Based upon a Schedule 13D/A filed with the SEC on March 16, 2006, the reporting entities in the filling are Revenue Properties (U.S.) Inc. (“RPUS”), a Delaware corporation and its parent – Revenue Properties Company Limited (“RPCL”), an Ontario Corporation. The filing indicates that Morguard Corporation, a Canadian corporation, owns approximately 67% of the issued and outstanding shares of RPCL and may be deemed to beneficially own the shares of the Company owned by RPUS. The business address for RPUS and RPCL is 55 City Centre Drive, Suite 800, Mississauga, Ontario L5B 1M3.
(4)	Based upon a Schedule 13D/A dated November 29, 2005 filed with the SEC by Mercury Real Estate Advisors LLC, David R. Jarvis and Malcolm F. MacLean IV.
(5)	Based upon a Schedule 13D/A dated March 13, 2006 filed with the SEC by Mr. Tanz noting that he has the sole power to vote and dispose of these shares.
(6)	Based upon a Schedule 13D dated September 13, 2005 jointly filed with the SEC. The reporting persons are Phillip Goldstein and Andrew Dakos. Mr. Goldstein has sole dispositive power over 905,700 shares and his address is 60 Heritage Drive, Pleasantville, New York 10570. Mr. Dakos has sole dispositive power over 231,500 shares and his address is 43 Waterford Drive, Montville, New Jersey 07045.
(7)	Based upon a Schedule 13G filed with the SEC by Morgan Stanley Capital Services, Inc. and its parent corporation, Morgan Stanley on February 15, 2006.

Security Ownership of Directors and Executive Officers

The following table sets forth the shares beneficially owned as of April 1, 2006, by each director, executive officer, and by the directors and executive officers of the Company as a group. Unless otherwise stated, each person has sole voting and investment power with respect to the shares set forth in the table.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Shares Outstanding (1)
J. Terrell Brown	24,214	(2)	*

William G. Byrnes	28,991	(3)	*

Sidney W. Lassen	556,482	(4)	3.6%

James W. McFarland	30,227	(5)	*

Richard L. Pearlstone	77,348	(6)	*

Mark M. Tanz(7)	1,513,342		7.06%

Guy M. Cheramie	8,136	(8)	*

Thomas A. Masilla, Jr.	246,175	(9)	1.1%

All directors and executive officers as a group	2,708,419	(10)	12.7%

*	Indicates ownership of less than 1%.
(1)	The percentages are based upon 21,442,000 shares outstanding on February 28, 2006, except for certain beneficial owners who hold presently exercisable stock options. The percentage for each beneficial owner holding presently exercisable stock options is based upon the sum of 21,442,000 shares plus the number of shares subject to presently exercisable stock options held only by such beneficial owner, as indicated in the following notes. James W. Brodie, the Company’s former Secretary and Vice-President, resigned on June 10, 2005. Mr. Brodie owns Five Hundred and Four (504) shares. Charles E. Miller, the Company’s former Chief Financial Officer, resigned on January 11, 2005. Mr. Miller did not own any shares of the Company.
(2)	Includes 800 shares owned by Mr. Brown’s wife.
(3)	Includes 24,991 shares owned jointly with his wife.
(4)	Includes:(i) 182,372 shares Mr. Lassen has the right to acquire pursuant to exercisable options granted under the 1986 Stock Option Plan and the 1996 Stock Option Plan, (ii) 82,500 shares owned directly by Sizeler Realty Co., Inc. (“Sizeler Realty”), a company in which Mr. Lassen owns an approximate 16% interest and the balance is owned by Marilyn Lassen, Mr. Lassen’s wife, and her family, (iii) 5,000 shares held by Mr. Lassen’s wife, (iv) 60,000 shares owned by HLS Properties LLC of which Mr. Lassen is manager and Mr. Lassen’s wife owns an approximately 26% interest; (v) 18,000 shares owned by Sizeler Family Limited Partnership. Mr. Lassen disclaims beneficial interest in all the shares held by his wife and HLS Properties LLC and in all but 1.9% of the shares held by Sizeler Family Limited Partnership, respectively items (iii), (iv) and (v) in the first sentence of this note. The address of HLS Properties LLC, Sizeler Family Limited Partnership and Sizeler Realty is 2542 Williams Boulevard, Kenner, Louisiana 70062.

(5)	Includes 3,000 shares Dr. McFarland has the right to purchase pursuant to exercisable options granted under the 1986 Stock Option Plan and the 1996 Stock Option Plan.
(6)	Mr. Pearlstone shares voting and investment power over 12,000 of these shares as co-trustee of certain trusts and has an economic interest in another 12,000 of these shares as the beneficiary of certain trusts, all of which have an address of c/o Blades & Rosenfeld, PA, 20 South Charles Street, Suite 1200, Baltimore, MD 21201. Includes 28,000 shares Mr. Pearlstone has the right to purchase pursuant to exercisable options granted under the 1986 Stock Option Plan and 1996 Stock Option Plan.
(7)	Based upon a Schedule 13D/A dated March 13, 2006 filed with the SEC by Mr. Tanz noting that he has the sole power to vote and dispose of these shares.
(8)	Includes (i) 1,000 shares Mr. Cheramie has the right to purchase pursuant to options granted under the 1996 Stock Option Plan, and (ii) 7,822 incentive restricted shares granted under the 1996 Stock Option Plan and (iii) 314 shares.
(9)	Includes: (i) 20,621 shares owned by the Company and credited to the Company’s deferred compensation account for the benefit of Mr. Masilla pursuant to the Non-Elective Deferred Compensation Agreement, amended and restated effective August 3, 2000, between Mr. Masilla and the Company, (ii) 185,000 shares Mr. Masilla has the right to purchase pursuant to exercisable options granted under the 1986 Stock Option Plan and the 1996 Stock Option Plan, and (iii) 15,184 incentive restricted shares granted under the 1996 Stock Option Plan.
(10)	See notes (2) through (9) above.

Equity Compensation Plan Information

The following table summarizes equity compensation plan information as of December 31, 2005. The Company has no equity compensation plans that have not been approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	506,372	$9.27	1,263,891

The amended 1996 Stock Option and Incentive Plan had 1,132,000 securities remaining available for issue as of December 31, 2005. The 1994 Incentive Award Plan had 131,891 securities remaining available for issue as of December 31, 2005.

Item 13. Certain Relationships and Related Transactions

The Company’s corporate governance policies require that any related party transactions be on terms no less favorable to the Company then those available in transactions with unrelated third parties and must be approved by a majority of the independent and disinterested directors. In the opinion of the independent members of the Board of Directors, each of the following transactions was entered into on terms at least as favorable to the Company as available in transactions with unrelated third parties.

Mr. Lassen’s Relationships with Sizeler Realty Co., Inc. (“Sizeler Realty”)

Mr. Lassen owns approximately 16% interest in Sizeler Realty and the balance is owned by Marilyn Lassen, Mr. Lassen’s wife, and her family.

Mr. Lassen, a Company director and the former Chairman of the Board of Directors and Chief Executive Officer, is a director and stockholder of Sizeler Realty. The Company’s relationships with Sizeler Realty are as follows:

•	Engineering Consulting Fees. The Company paid $13,000 in 2005, $20,000 in 2004 and $14,000 in both 2003 and 2002, for engineering consulting fees to a majority-owned subsidiary of Sizeler Realty. The Company does not intend to use these services in 2006.

•	Southwood Shopping Center. In March 1991, the Company paid $900,000 to Sizeler Realty (LaPalco), Inc. (“LaPalco”), a wholly-owned subsidiary of Sizeler Realty, for the purchase of a 50% interest in Southwood Shopping Center (“Southwood”). Southwood is subject to a long-term ground lease expiring on March 31, 2031 from an entity in which Mr. and Mrs. Lassen and Mrs. Lassen’s brother and his wife own the total interests. The rent under the ground lease is 50% of cash flow (after debt service and certain other adjustments) up to a maximum of $225,000, and in the event the rental payment shall reach $225,000 in any year, it shall remain fixed at $225,000 for each year thereafter. Ground rent in the amount of $59,000 was paid in 2005, $0 was paid in 2004, and $10,000 was paid in 2003. In July 2004, LaPalco paid off the entire balance of the mortgage note and subsequently cancelled the mortgage on the property. The Company has an 11.25% preferential return on its initial capital investment of $900,000.

•	Westland Shopping Center Office Lease. The Company leases approximately 14,800 square feet of non-retail space at the Westland Shopping Center to Sizeler Realty. Under this lease, Sizeler Realty paid the Company an annual market rate of rent, including expense reimbursements, of $110,000 in 2005, $112,000 in 2004 and $111,000 in 2003. The term of the lease expires January 31, 2007 and the lease provides for one remaining five-year renewal option. Pursuant to a month-to-month agreement between Sizeler Real Estate Management Co., Inc. (“SREMCO”), a wholly-owned subsidiary of the Company, and Sizeler Realty, SREMCO occupied substantially all of the 14,800 square feet of space and paid rent to Sizeler Realty of $110,000 in 2005, $112,000 in 2004 and $111,000 in 2003. These lease arrangements are continuing in 2006 with SREMCO now occupying approximately 81% of the space (with a corresponding pro rata reduction in its rent obligation).

Mr. Lassen’s Other Relationships

•	Westland Shopping Center Ground Rent. The Company holds its interest in the Westland Shopping Center pursuant to a long-term ground lease with Westland Shopping Center LLC (the “LLC”), expiring on December 31, 2046. The LLC is owned by the wife of Mr. Lassen and her brother. The Company contractually paid ground rent of $80,000 in 2005, $65,000 in 2004, $63,000 in 2003. The amount of ground rent is based on eight percent of cash received for rent and percentage rents during the year. The ground rent payments in 2006 will continue on the same basis.

•	Leasing and Property Management Services. SREMCO provided fee-based leasing and property management services to third parties, including various entities in which Mr. Lassen or members of his family have an interest. These services were provided on the same terms as available to unrelated third parties. During 2005, 2004 and 2003, the Company received management fees and commissions of approximately $276,000, $303,000, and $294,000, respectively, from various entities in which Mr. Lassen and/or his spouse have an interest. The Company no longer provides fee-based leasing and property management services to entities in which Mr. Lassen or members of his family have an interest.

•	Hibernia Bank Credit Facility. Mr. Lassen was a director and Vice-Chairman of Hibernia National Bank (“Hibernia”) and Hibernia Corporation until 2005. At December 31, 2005, $20,000,000 of the Company’s $50,000,000 of bank lines of credit was provided by Hibernia. The Company borrowings under this line totaled $14,000,000 at December 31, 2005. At December 31, 2004, $15,000,000 of the Company’s $60,000,000 of bank lines of credit was provided by Hibernia. The Company had borrowings under a line of credit from Hibernia totaling $136,000 at December 31, 2004.

Mr. Michael L. Ashner’s (a former director of the Company) Relationships with Winthrop Realty Trust (f/k/a First Union Real Estate Equity and Mortgage Investments)

•	Settlement Agreement. On September 9, 2005, the Company and First Union Real Estate Equity and Mortgage Investments (“First Union”) (the predecessor entity to Winthrop Realty Trust) entered into an agreement pursuant to which First Union agreed to cease its solicitation of proxies for the Company’s 2005 annual meeting of stockholders (the “Settlement Agreement”). In addition, First Union entered into an irrevocable proxy, granting Messrs. Lassen, Masilla and Byrnes the authority to vote First Union’s shares of Company common stock in favor of the Board’s director nominees until the completion of the Company’s 2005 annual meeting of stockholders. In return, the Company agreed to take certain actions, including electing a designee of First Union to the Company’s Board, Compensation Committee and Strategic Direction and Acquisition Committee to serve until the Company’s 2006 annual meeting of stockholders. In addition, pursuant to the Settlement Agreement, the Company reimbursed First Union for $375,000 of documented legal and proxy-related expenses. The parties also exchanged mutual general releases. Mr. Ashner was First Union’s designee. Mr. Ashner resigned from our Board of Directors on March 13, 2006 after the sale by Winthrop Realty Trust of a significant portion of its stockholdings in the Company. As a result the Company’s commitment and agreements under the Settlement Agreement terminated.

Financial Statement Disclosures Concerning These Matters.

For further information about transactions between the Company and directors and officers or related interests, including information required to be disclosed under the SEC’s accounting rules, please refer to Note G of the Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K filed with the SEC and available on the Company’s website.

In addition to following the corporate governance policies described above, the Board has formed a special committee comprised solely of independent directors to review related party transactions. This committee is chaired by Mr. Pearlstone, and its members are Mr. Byrnes and Mr. Tanz.

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP is the Company’s current independent registered public accounting firm for the year ending December 31, 2005. Ernst & Young had previously served as the Company’s independent accountants from the inception of the Company until 1995.

In 2004, KPMG LLP served as the Company’s independent accountants for audit services. On February 9, 2005, the Audit Committee unanimously dismissed KPMG LLP as the Company’s independent accountants for audit services effective upon the completion of management’s assessment of the effectiveness of internal control over financial reporting and the audit of the Company’s financial statements for the year ended December 31, 2004, and the issuance of KPMG LLP’s reports thereon. In connection therewith, the Audit Committee unanimously approved the retention of KPMG LLP as tax advisors to the Company for the fiscal year ending December 31, 2005. On March 14, 2005, the Company filed its annual report on Form 10-K for the year ended December 31, 2004, and the dismissal of KPMG LLP was effective as of that date.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Ernst & Young LLP for fiscal 2005 and KPMG LLP for fiscal 2005 and 2004.

	2005		2004
Audit Fees (1)	$249,225		$205,000
Audit-Related Fees	94,229	(2)	38,300
Tax Fees (3)	227,430		25,000
All Other Fees	0		46,740

Total	$570,884		$315,040

(1)	Fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, the audit of the Company’s internal controls over financial reporting and audit services provided in connection with other statutory or regulatory filings.
(2)	Includes $69,729 in fees paid to KPMG in 2005, of which $57,500 was for services rendered in 2004.
(3)	Fees paid to KPMG for tax compliance, tax advice and tax planning, including advice with regard to the sale of certain properties sold in the latter part of 2005 and 2004.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent accountants. The Audit Committee pre-approved all services performed by Ernst & Young LLP during 2005 and KPMG LLP during 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf of the undersigned, thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.

By:	/s/ Guy M. Cheramie
Guy M. Cheramie
Chief Financial Officer (Principal Accounting Officer)

Date: April 18, 2006

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K, filed June 26, 2001).

3.2	Articles supplementary designating Series B Preferred Stock described in Article I as 10% Series B Cumulative Redeemable Preferred Stock (Filed as Exhibit to the Registrant’s Form S-4 Registration Statement (File No. 333-72208), filed on October 25, 2001).

3.3	Articles supplementary creating the Registrant’s 9.75% Series B Cumulative Redeemable Preferred Stock (Filed as Exhibit to the Registrant’s Form 8-K, filed on May 8, 2002).

3.4	Amendment to the Articles of Incorporation of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K filed on November 10, 2005).

3.4	Bylaws of the Registrant, (Filed as Exhibit to the Registrant’s Form S-4 Registration Statement (File No. 333-72208), filed on October 25, 2001).

3.5	Amendment to the Bylaws of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K, filed on April 25, 2005).

3.7	Amendment to the Bylaws of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K, filed on August 8, 2005).

3.8	Amendment to the Bylaws of the Registrant (Filed as Exhibit to the Registrant’s Form 8-K, filed on November 23, 2005).

4.1	Form of Common Stock Certificate, $.0001 par value (Filed as Exhibit to the Registrant’s Form 8-A/A Registration Statement, filed on December 18, 2001).

4.2	Indenture for the Registrant’s 9% Convertible Subordinated Debentures, due 2009 (Filed as Exhibit to the Registrant’s Form 8-K, filed on May 8, 2002).

4.3	Debenture for the Registrant’s 9% Convertible Subordinated Debentures due 2009 (Filed as Exhibit to the Registrant’s Form 8-K, filed on May 8, 2002).

4.4	Amended and Restated Shareholder Rights Agreement (Filed as Exhibit to the Registrant’s Form 8-K, filed on August 8, 2005).

10.1	Purchase Agreement between the Registrant and each of Palisades Capital Management LLC and various investment advisers on behalf of certain clients (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 15, 2005).

10.2	Form of Indemnification Agreement which the Registrant has entered into with each officer and director (Filed as Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004).

10.4	The Registrant’s 1986 Stock Option Plan, as amended through January 25, 1991* (Filed as Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1990).

10.5	Form of Deferred Compensation Agreement* (Registrant had entered into such an agreement with Sidney W. Lassen) (Filed as an Exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1991).

10.6	The Registrant’s 1989 Director Stock Option Plan* (Filed as Exhibit A to the Registrant’s Proxy Statement, dated March 23, 1989).

10.7	The Registrant’s Incentive Award Plan* (Filed as Exhibit to the Registrant’s Form S-3 Registration Statement (File No. 33-76134), filed on March 7, 1994).

10.8	First Amendment to the Registrant’s Incentive Award Plan* (Filed as Exhibit to the Registrant’s Form S-3 Registration Statement (File No. 33-76134), filed on March 7, 1994).

10.9	The Registrant’s 1994 Directors’ Stock Ownership Plan, as amended* (Filed as Exhibit to the Registrant’s Definitive Schedule 14A Proxy Statement for its 2002 Annual Meeting of Stockholders).

10.10	Severance Agreement, as restated, between the Registrant and Sidney W. Lassen* (Filed as Exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001).

10.11	Severance Agreement, as restated, between the Registrant and Thomas A. Masilla, Jr.* (The Registrant also has a Severance Agreement with James W. Brodie, which is identical to Mr. Masilla’s Agreement)(Filed as Exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2001).

10.12	Non-Elective Deferred Compensation Agreement between the Registrant and Thomas A. Masilla, Jr.* (The Registrant also entered into Non-Elective Deferred Compensation Agreements with Sidney W. Lassen and James W. Brodie which contain substantially similar terms)(Filed as Exhibit to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 1995).

10.13	The Registrant’s 1996 Stock Option and Incentive Plan, as amended* (Filed as Exhibit to the Registrant’s Definitive Schedule 14A Proxy Statement for its 2003 Annual Meeting of Stockholders).

10.14	Trust Agreement between the Company and Hibernia National Bank Dated February 24, 2005 (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.15A	Non-Elective Deferred Compensation Agreement effective January 1, 2005, entered into between the Registrant and Sidney W. Lassen* (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.15B	Non-Elective Deferred Compensation Agreement effective January 1, 2005 entered into between the Registrant and Thomas A. Masilla Jr.* (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.15C	Non-Elective Deferred Compensation Agreement effective January 1, 2005, entered into between the Registrant and James W. Brodie.* (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.15D	Non-Elective Deferred Compensation Agreement effective January 1, 2005, entered into between the Registrant and Guy M. Cheramie* (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 1, 2005).

10.16	Amendment to Non-Elective Deferred Compensation Agreement between the Registrant and Guy M. Cheramie* (Filed as Exhibit to Registrant’s Form 8-K, filed on May 16, 2005).

10.17	Agreement for Sale and Purchase of Lakeview Club Apartments effective November 18, 2004 together with the First Amendment effective December 3, 2004, the Second Amendment effective December 10, 2004, the Third Amendment effective December 16, 2004, and the Reinstatement and Fourth Amendment effective December 21, 2004 (Filed as Exhibit to the Registrant’s Form 8-K, filed on January 5, 2005).

10.18	Agreement dated January 11, 2005 between Charles E. Miller, Jr. and the Registrant* (Filed as Exhibit to the Registrant’s Form 8-K, filed on January 14, 2005).

10.19	Change in Control Agreement between the Registrant and Guy M. Cheramie* (Filed as Exhibit to the Registrant’s Form 8-K, filed on May 16, 2005).

10.20	Settlement Agreement between the Registrant and First Union Real Estate Equity and Mortgage Investments (Filed as Exhibit to Registrant’s Form 8-K, filed on September 13, 2005).

10.21	Letter Agreement between the Registrant and former CEO Sidney W. Lassen* (Filed as Exhibit to the Registrant’s Form 8-K, filed on November 23, 2005).

16.1	Letter regarding notice of dismissal of certifying accountant KPMG LLP after completion of Fiscal Year End 2004 Audit (Filed as Exhibit to the Registrant’s Form 8-K, filed on February 15, 2005).

16.2	Letter regarding appointment of new certifying accountant Ernst & Young LLP (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 17, 2005).

16.3	Letter confirming change in certifying accountant after completion of Fiscal Year End 2004 Audit (Filed as Exhibit to the Registrant’s Form 8-K, filed on March 30, 2005).

21.1	Subsidiaries (Filed as Exhibit to the Registrant’s Form 10-K, filed on March 16, 2006).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed as Exhibit to the Registrant’s Form 10-K, filed on March 16, 2006).

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm (Filed as Exhibit to the Registrant’s Form 10-K, filed on March 16, 2006).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith).

32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith).