Form 10-Q
period 2006-03-31
SIZELER PROPERTY INVESTORS INC
filed 2006-05-10
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

21,445,440 shares of Common Stock ($.0001 Par Value) were outstanding as of May 1, 2006.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31 2006 (Unaudited)	December 31 2005 (Audited)
ASSETS
Real estate investments (Note C):
Land	$46,419,000	$46,411,000
Buildings and improvements, net of accumulated depreciation of $122,720,000 in 2006 and $120,301,000 in 2005	222,547,000	222,064,000
Construction in progress	3,684,000	3,192,000
Land held for development or sale	9,901,000	9,658,000
Investment in real estate partnership	928,000	917,000

	283,479,000	282,242,000

Cash and cash equivalents	2,181,000	5,787,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $277,000 in 2006 and $443,000 in 2005	7,101,000	6,904,000
Notes receivable	1,160,000	1,180,000
Prepaid expenses and other assets	6,052,000	6,094,000

Total Assets	$299,973,000	$302,207,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$83,356,000	$83,897,000
Bank notes payable	23,000,000	25,995,000
Accounts payable and accrued expenses	5,075,000	5,131,000
Tenant deposits and advance rents	891,000	851,000

Total Liabilities	112,322,000	115,874,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, shares issued and outstanding — 248,000 in 2006 and 326,000 in 2005	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding — 21,443,000 in 2006 and 21,154,000 in 2005	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	256,420,000	255,475,000
Accumulated other comprehensive gain	48,000	55,000
Cumulative net income	76,114,000	73,405,000
Cumulative distributions paid	(144,933,000)	(142,604,000)

Total Shareholders’ Equity	187,651,000	186,333,000

Total Liabilities and Shareholders’ Equity	$299,973,000	$302,207,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended March 31
	2006	2005
OPERATING REVENUE (Note B)
Contractual rental income and charges	$13,573,000	$12,261,000
Other income	517,000	382,000

Total Operating Revenue	14,090,000	12,643,000

OPERATING EXPENSES (Note B)
Real estate taxes	906,000	992,000
Utilities	611,000	562,000
Operations and maintenance	2,267,000	1,745,000
Other operating expenses	1,102,000	937,000
Administrative expenses (Note E)	824,000	1,839,000
Proxy contest expenses	—	444,000
Hurricane expenses (Note H)	188,000	—
Restructuring Costs	391,000	—
Depreciation and amortization	3,186,000	3,088,000

Total Operating Expenses	9,475,000	9,607,000

OPERATING INCOME	4,615,000	3,036,000

Interest expense (Note D)	1,931,000	3,089,000

Income (loss) from continuing operations before equity in income of partnership and net earnings from discontinued operations	2,684,000	(53,000)
Equity in income of partnership	25,000	30,000

Income (loss) from continuing operations before net earnings from discontinued operations	2,709,000	(23,000)
Net earnings from discontinued real estate operations	—	71,000

NET INCOME	$2,709,000	$48,000

NET INCOME (LOSS) ALLOCATION:
Allocable to preferred shareholders	195,000	205,000
Allocable to common shareholders	2,514,000	(157,000)

NET INCOME	$2,709,000	$48,000

Net income (loss) per common share - basic and diluted (Note A)	$0.12	$(0.01)

Weighted average common shares outstanding - basic	21,328,000	13,793,000

Weighted average common shares outstanding - diluted	21,426,000	13,793,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31
	2006	2005
OPERATING ACTIVITIES:
Net income	$2,709,000	$48,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,186,000	3,188,000
Non cash compensation	205,000	41,000
Change in accounts receivable and accrued revenue	(177,000)	(158,000)
Change in prepaid expenses and other assets	364,000	257,000
Change in accounts payable and accrued expenses	(506,000)	(1,867,000)

Net Cash Provided by Operating Activities	5,781,000	1,509,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(3,856,000)	(1,636,000)

Net Cash Used in Investing Activities	(3,856,000)	(1,636,000)

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable (Note D)	(541,000)	(577,000)
Net payments on notes payable to banks	(2,995,000)	(26,665,000)
Change in mortgage escrow deposits and debt issuance costs	(261,000)	397,000
Cash distributions to common shareholders	(2,134,000)	(1,334,000)
Cash distributions to preferred shareholders	(195,000)	(204,000)
Purchase of preferred stock	(2,027,000)	—
Proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans	2,622,000	27,891,000

Net Cash Used in Financing Activities	(5,531,000)	(492,000)

Net decrease in cash and cash equivalents	(3,606,000)	(619,000)

Cash and cash equivalents at beginning of year	5,787,000	6,297,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,181,000	$5,678,000

Supplemental cash flow information:
Cash interest payments	$1,855,000	$4,466,000

Non cash operating and investing activities	$1,858,000	$1,978,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006

NOTE A – BASIS OF PRESENTATION

As of March 31, 2006, the Company’s real estate portfolio included interests in sixteen shopping centers and fifteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-nine of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Fifteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. Fifteen properties in the portfolio are held through wholly-owned subsidiary corporations or limited liability companies. One of the properties, Southwood Shopping Center, is owned by a partnership in which the Company has a 50% interest, which is accounted for using the equity method. Sizeler Property Investors, Inc., the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”.

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

Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B – RECLASSIFICATIONS

Certain reclassifications have been made in the 2005 consolidated financial statements to conform to the 2006 consolidated financial statement presentation.

NOTE C – REAL ESTATE INVESTMENTS

The Company has evaluated its land holdings and designates certain parcels of land as held for development or sale. This land is made up of approximately 77 acres at various locations and has a book value of approximately $9.9 million.

The Company acquired The Villages of Williamsburg, an apartment community with 194 units located in Shreveport, Louisiana on September 9, 2005 for $9.3 million. SFAS 141 requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the time of acquisition. The Company amortizes the asset over the estimated average remaining life of the leases.

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

NOTE D – MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. At March 31, 2006, mortgage notes payable totaled approximately $83.4 million. Individual notes ranged from $2.3 million to $20.4 million, with fixed rates of interest ranging from 5.97% to 7.94% and maturity dates ranging from May 1, 2008 to August 1, 2014. Net book values of properties securing these mortgage notes payable totaled approximately $127.1 million at March 31, 2006, with individual property net book values ranging from $4.3 million to $29.7 million.

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

The operating revenue, operating costs, operating income and real estate investments for each of the reportable segments are summarized below for the three month periods ended March 31, 2006 and 2005.

	Quarter ended March 31, 2006
	Retail	Apartments	Other	Total
Operating revenue (1)	$7,963	$6,067	$60	$14,090
Operating costs (1)	(2,567)	(2,317)	(2)	(4,886)

Operating income (1)	5,396	3,750	58	9,204

Hurricane expense	(130)	(58)	—	(188)
Administrative expenses	—	—	(824)	(824)
Restructuring costs	—	—	(391)	(391)
Depreciation and amortization	(1,692)	(1,463)	(31)	(3,186)

Income (loss) from continuing operations	3,574	2,229	(1,188)	4,615
Interest expense	(467)	(1,005)	(459)	(1,931)

Income (loss) before equity in income of partnership and net earnings from discontinued operations	3,107	1,224	(1,647)	2,684

Equity in income of partnership	25	—	—	25
Income (loss) before earnings from discontinued operations	3,132	1,224	(1,647)	2,709
Net income from discontinued operations	—	—	—	—

Net income (loss)	$3,132	$1,224	$(1,647)	$2,709

(1)	Includes The Villages of Williamsburg apartment property acquired September 9, 2005, which contributed $328,000 in operating revenues, $135,000 in operating costs and $193,000 in operating income during the first quarter 2006.

	Quarter ended March 31, 2005
	Retail	Apartments	Other	Total
Operating revenue	$7,319	$5,211	$113	$12,643
Operating costs	(2,264)	(1,963)	(9)	(4,236)

Operating income	5,055	3,248	104	8,407

Hurricane expense	—	—	—	—
Administrative expenses	—	—	(1,839)	(1,839)
Proxy contest expenses	—	—	(444)	(444)
Depreciation and amortization	(1,685)	(1,243)	(160)	(3,088)

Income (loss) from continuing operations	3,370	2,005	(2,339)	3,036
Interest expense	(488)	(1,279)	(1,322)	(3,089)

Income (loss) before equity in income of partnership and net earnings from discontinued operations	2,882	726	(3,661)	(53)

Equity in income of partnership	30	0	0	30
Income (loss) before earnings from discontinued operations	2,912	726	(3,661)	(23)
Net income from discontinued operations	—	71	—	71

Net income (loss)	$2,912	$797	$(3,661)	$48

Gross real estate investments:

	(in thousands)
	March 31
	2006	2005
Retail	$240,668	$233,020
Apartments	165,531	162,193

	406,199	395,213
Less: Accumulated depreciation	(122,720)	(116,369)

Net real estate investment	$283,479	$278,844

NOTE F – STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(FAS 123(R)). Under FAS No. 123(R), the Company is required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. This expense is recognized over the period during which the employee is required to provide service in exchange for the award. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition in the financial statements. The Company adopted the modified prospective transition method for implementation of FAS 123(R) which does not include restatement of prior periods. Also, the Company uses the Black-Scholes method for computing the fair value of options on the grant date.

On January 3, 2006 the Company granted stock options for 150,000 of its common shares under the 1996 Stock Option and Incentive Plan to the Chairman of the Board. The option grant is subject to shareholder approval. The shares vest six months from the date of grant. The Company accounted for the stock option award in accordance with FAS 123(R). The options were valued using the Black-Scholes method. The compensation expense recognized in the financial statements for the three months ended March 31, 2006 was $138,000. No compensation was recognized in the three months ended March 31, 2005.

On February 9, 2005, the Company granted 87,500 restricted shares under the 1996 Stock Option and Incentive Plan, as amended, to certain of its officers, of which 32,500 shares remain unvested and outstanding. The shares vest 20% on each of February 9, 2006, 2007, 2008, 2009 and 2010; and are subject to certain acceleration or forfeiture provisions pursuant to the Plan. These restricted shares were valued based on the closing price on the New York Stock Exchange on February 9, 2005, the date of grant. The Company accounts for restricted stock in accordance with APB No. 25 and, accordingly, compensation expense is recognized over the expected vesting period. Compensation expense related to restricted stock of $19,000 was recognized for the three months ended March 31, 2006.

NOTE G – CAPITAL AND FINANCING TRANSACTIONS

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

During the first quarter 2006, options for 264,000 shares of the Company’s common stock were exercised generating $2.5 million which was the primary source of the increase in proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans as disclosed in the cash flow statement. The proceeds were used to repay short term debt.

NOTE H – HURRICANE LOSS

During the third quarter of 2005, the Company’s properties sustained storm damages from a succession of hurricanes—Dennis, Katrina and Rita. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including the loss of rents, as well as for storm clean-up. The Company has insurance to cover a substantial portion of the costs incurred by such events. The Company estimates that its cash exposure to the insurance deductible as well as non-covered costs to be approximately $4.3 million. After taking into consideration existing book values of assets and capitalization policies, an expense of $1.4 million was recorded during 2005 and an additional expense of approximately $188,000 was recorded for cost actually incurred during first quarter 2006. The final charge to expense, as a result of these hurricanes, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim.

NOTE I – SUBSEQUENT EVENTS

On April 6, 2006 the Company entered into an agreement to sell Hammond Square Mall for a purchase price of $14,000,000 cash, subject to usual terms and conditions. The book value for Hammond Square Mall was $19 million as of March 31, 2006.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have reviewed the condensed consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP
New Orleans, Louisiana
May 08, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Sizeler Property Investors, Inc. is a self-administered and self-managed real estate investment trust (REIT). The Company develops, acquires and owns income producing retail shopping centers and apartment communities in the southeastern United States. As of March 31, 2006, the real estate investment portfolio was composed of sixteen retail properties and fifteen apartment communities, one of which is currently under construction. The properties are located in Louisiana (17), Florida (10), and Alabama (4).

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

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community, located in Naples, Florida, that was acquired in 1993. Net proceeds of $23.7 million were received of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents. A gain of approximately $15.7 million was recognized in the second quarter of 2005. The Company acquired The Villages of Williamsburg, an apartment community with 194 units, located in Shreveport, Louisiana, for $9.3 million. SFAS 141 requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the time of acquisition, and the Company is amortizing $173,000 of this intangible asset over the estimated average remaining life of the leases.

The Company completed construction of its apartment development, Greenbrier Estates, in Slidell, Louisiana (144 units). The Company also continued extensive interior and exterior remodeling and landscaping of three apartment communities in Mobile, Alabama, with the goal of making them more competitive and increasing their occupancy and rental rates.

Comparison of the Three Months Ended March 31, 2006 and 2005

Operating revenue totaled $14.1 million for the three months ended March 31, 2006, compared to $12.6 million in 2005. Operating revenue was positively affected by the lease up of apartment units in the Company’s newly developed projects, the acquisition of an apartment property, and an overall improvement in the occupancy level of the apartment portfolio as well as an increase in retail revenues. Operating expenses, without non-ordinary expenses, were $4.9 million in 2006, compared to $4.2 million in 2005. The increase in ordinary operating expenses was due to the new development projects, as well as the addition of the Villages of Williamsburg apartment property, and higher utilities.

Non-ordinary expenses incurred during the first quarter ended March 31, 2006 totaled approximately $579,000. These non-ordinary items included:

•	$188,000 of hurricane expenses as described below.

•	$391,000 of restructuring costs primarily composed of tax and financial consulting fees and compensation expense of $138,000 incurred due to the expensing of stock options granted in January 2006 in accordance with FASB 123(R).

The compensation expense related to stock options is considered part of restructuring costs because the options were granted to the Chairman in connection with our corporate restructuring. We have no additional options available for grant under our option plans.

Operations and maintenance and other operating expenses increased $522,000 and $165,000, respectively. The increase was due to the new development projects, as well as the addition of the Villages of Williamsburg apartment property, and higher utilities.

Administrative expenses were significantly reduced to approximately $824,000 as compared to $1,839,000 for the same period in 2005. This decrease of approximately $1 million for the quarter is attributable to lower costs for payroll, equipment maintenance, travel and entertainment, legal and accounting as well as other services.

Interest expense for the three months ended March 31, 2006 decreased $1.2 million compared to the same period last year, due primarily to the effects of conversion and redemption of approximately $56 million of 9% convertible subordinated debentures and the payoff of the second mortgages held on the apartment properties, partially offset by higher interest rates on our lines of credit.

During the third quarter of 2005, the Company’s properties sustained storm damages from a succession of hurricanes—Dennis, Katrina and Rita. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including the loss of rents, as well as for storm clean-up. The Company has insurance to cover a substantial portion of the costs incurred by such events. The Company estimates that its cash exposure to the insurance deductible as well as non-covered costs to be approximately $4.3 million. After taking into consideration existing book values of assets and capitalization policies, an expense of $1.4 million was recorded during 2005 and an additional expense of approximately $188,000 was recorded for cost actually incurred during first quarter 2006. The final charge to expense, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim.

For the three months ended March 31, 2006, net income was $2.7 million compared to $48,000 in the prior year’s quarter. After distributions to preferred shareholders, the net income allocated to common shareholders was $2,514,000 in the current year’s quarter, compared to a net loss allocated to common shareholders of $157,000 for the same period last year. The improvement is due primarily to the above mentioned items.

Discontinued Operations

For the three month period ended March 31, 2006, there were no discontinued operations. For the three month period ended March 31, 2005, the results of operations of Bryn Mawr Apartments, sold in May 2005, and Lakeview Club Apartments, sold in December 2004, were classified as discontinued operations. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense, defined as interest related to the Bryn Mawr Apartments and Lakeview Club Apartments mortgages.

The following is a summary of net earnings from discontinued operations:

	Quarter ended March 31
	2006	2005
Operating revenues	$—	$604,000
Operating expenses	—	(227,000)
Real estate taxes	—	(43,000)
Depreciation	—	(100,000)
Mortgage interest expense	—	(163,000)

	$—	$71,000

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company generally funds operating requirements, periodic distributions to investors and capital expenditures, supplemented as needed by mortgage or other financings as well as property sales. Seventeen of the properties in the portfolio are currently unencumbered by mortgage debt, and at March 31, 2006, the Company had $2.2 million in cash and cash equivalents. The Company maintains unsecured credit lines of $50 million with commercial banks-of which approximately $27 million was available at March 31, 2006-which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. Utilization of the bank lines is subject to certain restrictive covenants, borrowing levels, and the maintenance of prescribed financial ratios:

•	Minimum net worth, adding back accumulated depreciation – must exceed $115 million

•	Debt to equity – must not exceed 150% of equity

•	Distributions to funds from operations – must not exceed 100% of funds from operations

•	Unencumbered assets to committed bank lines – must exceed 100% of committed bank lines

•	Interest coverage – funds from operations plus interest expense must exceed 150% of interest expense

•	Net operating income from unencumbered assets to the funded portion of committed bank lines – must exceed 15% of funded bank lines

•	Funds from operations from unencumbered assets to interest expense on funded unsecured debt – must exceed 200% of interest expense on funded unsecured debt

The Company was in compliance with these covenants as of March 31, 2006.

Net cash flows provided by operating activities increased approximately $4.3 million in 2006 from 2005. The increase was principally attributable to an improvement in net income and the timing in payment of certain expenses as compared to the prior year’s period.

Net cash flows used in investing activities increased approximately $2.2 million in 2006 from 2005, primarily attributable to an increase in acquisitions of and improvements to real estate.

Net cash flows used in financing activities increased approximately $5.0 million in 2006 from 2005, primarily due to a $25.1 million decrease in proceeds from issuance of shares of common stock pursuant to the March 2005 equity placement and direct stock purchase and stock option plans, a $2.0 million increase in the purchase of preferred stock and an $800,000 increase in distributions paid to common shareholders because of additional shares outstanding. The increase was partially offset by a $23.7 million reduction in the amount of borrowing on notes payable to banks in 2006 compared to 2005.

Stock Repurchase Programs

The Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. This repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. No shares have been repurchased under this plan as of March 31, 2006.

On December 1, 2005, the Board of Directors authorized the repurchase of all or a portion of the 336,040 issued and outstanding shares of its 9.75% Series B Cumulative Redeemable Preferred Stock. The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company’s management deems appropriate. As of March 31, 2006 the Company had repurchased 88,100 shares of its preferred stock resulting in a balance of 247,940 shares outstanding.

Contractual Obligations

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

Our common stock distribution policy is to pay quarterly distributions to shareholders, based upon, among other things, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly distributions will typically be greater than net income and may include a tax-deferred return of capital component.

There were no other material changes outside the ordinary course of our business during the three months ended March 31, 2006, to our contractual obligations as set forth in the Liquidity and Capital Resources section of our Annual Report on Form 10-K for the year ended December 31, 2005.

Funds From Operations

The Company defines Funds from Operations (FFO) as net income, computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding: gains or losses from sales of property; those items defined as extraordinary under GAAP; plus depreciation on real estate assets, impairment write downs and after adjustments for unconsolidated partnerships (and joint ventures). Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

FFO is a key operating measure used by management in evaluating operating performance, and trends in operating performance. The Company also uses FFO to compare operating performance with other equity REITs, particularly those who own retail and residential properties. In computing FFO, the Company excludes the effect of depreciation, amortization, impairment write downs and gains and losses from sales of real estate. In the Company’s view, these amounts, which are derived from historical cost, are of limited relevance in evaluating current performance. The Company’s experience, and the experience of other owners of shopping centers and apartment communities in the markets in which we operate, is that depreciation and amortization have virtually no correlation with changes in the value of the properties. Real estate assets can also appreciate, rather than depreciate in value over time.

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

	Quarter ended March 31
	2006		2005
	Dollars	Shares (a)	Dollars	Shares (a)
Net income	$2,709	21,328	$48	13,793
Additions:
Depreciation and amortization	3,186		3,088
Partnership depreciation	10		9
Deductions:
Preferred dividends	(195)		(205)
Amortization costs	(49)		(61)

Funds from operations - available to common shareholders	$5,661	21,328	$2,879	13,793

(a)	Weighted average shares outstanding

For the three months ended March 31, 2006, net income available to common shareholders increased by approximately $2.7 million to $2.5 million compared to a loss of $157,000 for the same period in 2005. The increase was primarily due to the lease up of apartment units in the Company’s new development projects, the acquisition of an apartment property, an overall improvement in the occupancy level of the apartment portfolio, as well as increase in retail revenues. Additionally, administrative expenses were significantly reduced to approximately $824,000 as compared to $1,839,000 for the same period in 2005. This decrease of approximately $1 million for the quarter is attributable to lower costs for payroll, equipment maintenance, travel and entertainment, legal and accounting as well as other services. Interest expense for the three months ended March 31, 2006 decreased $1.2 million compared to the same period last year, due primarily to the effects of conversion and redemption of approximately $56 million of 9% convertible subordinated debentures and the payoff of the second mortgages held on the apartment properties, partially offset by higher average balances on our lines of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of our Form 10-K, is incorporated by reference for the year ended December 31, 2005. During the three months of 2006, the Company reduced short term, variable rate debt to $23,000,000 million at March 31, 2006 from $25,995,000 at December 31, 2005, reducing the exposure to interest rate changes. There have been no other material changes during the first three months of 2006.

Item 4. Controls and Procedures.

The Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

During the quarterly period covered by this report, there were no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that such routine litigation, claims and administrative proceedings will have a material adverse impact on our financial position or our results of operations.

Item 1a. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our

Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

15	Letter regarding Unaudited Interim Financial Information (filed herewith).

31.1	Certification of Principal Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC. (Registrant)

By:	/s/ Guy M. Cheramie
Guy M. Cheramie
Chief Financial Officer
Principal Accounting Officer

Date: May 10, 2006