Form 10-Q
period 2006-06-30
SIZELER PROPERTY INVESTORS INC
filed 2006-08-09
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

21,467,074 shares of Common Stock ($.0001 Par Value) were outstanding as of August 1, 2006.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30 2006 (Unaudited)	December 31 2005 (Audited)
ASSETS
Real estate investments: (Note C)
Land	$42,664,000	$46,411,000
Buildings and improvements, net of accumulated depreciation of $109,141,000 in 2006 and $120,301,000 in 2005	204,466,000	222,064,000
Construction in progress	3,283,000	3,192,000
Land held for development or sale	6,757,000	9,658,000
Investment in real estate partnership	931,000	917,000

	258,101,000	282,242,000

Cash and cash equivalents	4,693,000	5,787,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $288,000 in 2006 and $443,000 in 2005	4,264,000	6,904,000
Notes receivable	1,140,000	1,180,000
Prepaid expenses and other assets	5,702,000	6,094,000

Total Assets	$273,900,000	$302,207,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$82,811,000	$83,897,000
Bank notes payable	5,300,000	25,995,000
Accounts payable and accrued expenses	6,588,000	5,131,000
Tenant deposits and advance rents	921,000	851,000

Total Liabilities	95,620,000	115,874,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, shares issued and outstanding — 247,000 in 2006 and 326,000 in 2005	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding — 21,456,000 in 2006 and 21,154,000 in 2005	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	256,522,000	255,475,000
Accumulated other comprehensive gain	—	55,000
Cumulative net income	68,975,000	73,405,000
Cumulative distributions paid	(147,219,000)	(142,604,000)

Total Shareholders’ Equity	178,280,000	186,333,000

Total Liabilities and Shareholders’ Equity	$273,900,000	$302,207,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months ended June 30		Six Months ended June 30
	2006	2005	2006	2005
OPERATING REVENUE (Note B)
Contractual rental income and charges	$12,582,000	$11,352,000	$25,372,000	$22,804,000
Other income	552,000	519,000	1,061,000	913,000

	13,134,000	11,871,000	26,433,000	23,717,000

OPERATING EXPENSES (Note B)
Real estate taxes	1,017,000	962,000	1,897,000	1,930,000
Utilities	470,000	426,000	933,000	847,000
Operations and maintenance	2,178,000	1,690,000	4,243,000	3,272,000
Other operating expenses	943,000	900,000	2,011,000	1,807,000
Administrative expenses (Note E)	931,000	1,693,000	1,754,000	3,529,000
Proxy contest expenses	—	847,000	—	1,292,000
Hurricane expenses (Note H)	157,000	—	345,000	—
Restructuring Costs	755,000	—	1,146,000	—
Depreciation and amortization (Note E)	7,294,000	2,923,000	10,280,000	5,805,000

	13,745,000	9,441,000	22,609,000	18,482,000

OPERATING INCOME (LOSS)	(611,000)	2,430,000	3,824,000	5,235,000

Interest expense (Note D)	1,762,000	2,215,000	3,694,000	5,304,000

Income (loss) from continuing operations before equity in income of partnership, gain (loss) on sale of real estate and net earnings (losses) from discontinued operations	(2,373,000)	215,000	130,000	(69,000)
Equity in income of partnership	32,000	29,000	57,000	59,000

Income (loss) from continuing operations before gain (loss) on sale of real estate and net earnings (losses) from discontinued operations	(2,341,000)	244,000	187,000	(10,000)
Net earnings (losses) from discontinued real estate operations	6,000	(11,000)	188,000	291,000
Gain (loss) on sale of real estate (Note C)	(4,805,000)	15,692,000	(4,805,000)	15,692,000

NET INCOME (LOSS)	$(7,140,000)	$15,925,000	$(4,430,000)	$15,973,000

NET INCOME (LOSS) ALLOCATION:
Allocable to preferred shareholders	151,000	205,000	346,000	410,000
Allocable to common shareholders	(7,291,000)	15,720,000	(4,776,000)	15,563,000

NET INCOME (LOSS)	$(7,140,000)	$15,925,000	$(4,430,000)	$15,973,000

Net income (loss) from continuing operations per common share - basic and diluted	$(0.12)	$0.00	$(0.01)	$(0.03)
Income (loss) from discontinued real estate operations and gain (loss) on sale of real estate-basic and diluted	(0.22)	0.81	(0.22)	0.97

Net income (loss) available per common share - basic and diluted (Note A)	$(0.34)	$0.81	$(0.23)	$0.94

Weighted average common shares outstanding - basic	21,451,000	19,317,000	21,390,000	16,555,000

Weighted average common shares outstanding - diluted	21,556,000	19,317,000	21,495,000	16,555,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30
	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(4,430,000)	$15,973,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (Note E)	10,575,000	6,361,000
Non cash compensation	227,000	78,000
(Gain) loss on sale of real estate	4,805,000	(15,692,000)
Change in accounts receivable and accrued revenue	2,680,000	201,000
Change in prepaid expenses and other assets	818,000	604,000
Change in accounts payable and accrued expenses	(226,000)	(1,052,000)

Net Cash Provided by Operating Activities	14,449,000	6,473,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(6,731,000)	(6,276,000)
Proceeds from sale of real estate	17,407,000	24,700,000

Net Cash Provided by Investing Activities	10,676,000	18,424,000

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable (Note D)	(1,086,000)	(10,322,000)
Net payments on notes payable to banks	(20,695,000)	(27,958,000)
Change in mortgage escrow deposits and debt issuance costs	(446,000)	170,000
Cash distributions to common shareholders	(4,269,000)	(3,431,000)
Cash distributions to preferred shareholders	(346,000)	(410,000)
Purchase of preferred stock	(2,063,000)	—
Redemption of debentures	—	(2,630,000)
Proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans	2,686,000	29,425,000

Net Cash Used in Financing Activities	(26,219,000)	(15,156,000)

Net (decrease) increase in cash and cash equivalents	(1,094,000)	9,741,000
Cash and cash equivalents at beginning of year	5,787,000	6,297,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,693,000	$16,038,000

Supplemental cash flow information:
Cash interest payments	$3,695,000	$6,185,000

Non cash operating and investing activities	$3,091,000	$1,797,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

NOTE A – BASIS OF PRESENTATION

As of June 30, 2006, the Company’s real estate portfolio included interests in fifteen shopping centers and fifteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-eight of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Fourteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. Fifteen properties in the portfolio are held through wholly-owned subsidiary corporations or limited liability companies. One of the properties, Southwood Shopping Center, is owned by a partnership in which the Company has a 50% interest, which is accounted for using the equity method. Sizeler Property Investors, Inc., the wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”.

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

Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B – RECLASSIFICATIONS

Certain reclassifications have been made in the 2005 consolidated financial statements to conform to the 2006 consolidated financial statement presentation.

NOTE C – REAL ESTATE INVESTMENTS

The Company has evaluated its land holdings and designated certain parcels of land as held for development or sale as of June 30, 2006. This land is made up of approximately 56 acres at various locations and has a book value of approximately $6.8 million. During the second quarter 2006, the Company sold a 9.9 acre parcel of land located in Lake Mary, Florida, and received net proceeds of approximately $3.7 million, which was used to reduce bank debt. The Company recognized a gain on this sale of approximately $531,000.

During the second quarter of 2006, the Company sold its Hammond Square Mall and received net proceeds of approximately $13.7 million, which was used to reduce bank debt. The Company recognized a loss on this sale of approximately $5.3 million. The decision to sell Hammond Square Mall was based on market conditions.

The Company acquired The Villages of Williamsburg, an apartment community with 194 units located in Shreveport, Louisiana, on September 9, 2005 for $9.3 million. The Company recorded $173,000 of the purchase price as an intangible asset for leases acquired and in-place at the time of acquisition and is amortizing this intangible asset over the estimated average remaining life of the leases. The remaining purchase price was allocated among land and building.

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community, located in Naples, Florida, acquired in 1993. The Company received net proceeds of approximately $23.7 million of which approximately $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents. A gain of approximately $15.7 million was recognized in the second quarter of 2005.

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

NOTE D – MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. As of June 30, 2006, mortgage notes payable totaled approximately $82.8 million. Individual notes ranged from $2.3 million to $20.2 million, with fixed rates of interest ranging from 5.97% to 7.94% and maturity dates ranging from May 1, 2008 to August 1, 2014. Net book values of properties securing these mortgage notes payable totaled approximately $127.2 million at June 30, 2006, with individual property net book values ranging from $2.1 million to $29.9 million.

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

The operating revenue, operating costs, operating income and real estate investments for each of the reportable segments are summarized below for the three-month periods ended June 30, 2006 and 2005.

	Three months ended June 30, 2006				Three months ended June 30, 2005
	Retail	Apartments	Other	Total	Retail	Apartments	Other	Total
Operating revenue (1)	$6,786	$6,237	$111	$13,134	$6,352	$5,266	$253	$11,871
Operating costs (1)	(2,045)	(2,563)	—	(4,608)	(1,922)	(2,041)	(15)	(3,978)

Operating income (1)	4,741	3,674	111	8,526	4,430	3,225	238	7,893
Hurricane expense	(99)	(58)	—	(157)	—	—	—	—
Administrative expenses	—	—	(931)	(931)	—	—	(1,693)	(1,693)
Restructuring costs	—	—	(755)	(755)	—	—	—	—
Proxy contest expenses	—	—	—	—	—	—	(847)	(847)
Depreciation and amortization (2)	(5,776)	(1,485)	(33)	(7,294)	(1,536)	(1,261)	(126)	(2,923)

Income (loss) from continuing operations	(1,134)	2,131	(1,608)	(611)	2,894	1,964	(2,428)	2,430

Interest expense	(462)	(1,006)	(294)	(1,762)	(494)	(1,293)	(428)	(2,215)
Income (loss) before equity in income of partnership, gain (loss) on sale of real estate and net earnings (losses) from discontinued operations	(1,596)	1,125	(1,902)	(2,373)	2,400	671	(2,856)	215

Equity in income of partnership	32	—	—	32	29	—	—	29
Income (loss) before earnings (losses) from discontinued operations	(1,564)	1,125	(1,902)	(2,341)	2,429	671	(2,856)	244

(Loss) gain on sale of real estate (3)	(5,336)	—	531	(4,805)	—	15,692	—	15,692
Net income (loss) from discontinued operations	6	—	—	6	8	(19)	—	(11)

Net (loss) income	$(6,894)	$1,125	$(1,371)	$(7,140)	$2,437	$16,344	$(2,856)	$15,925

(1)	Includes The Villages of Williamsburg apartment property acquired September 9, 2005, which contributed $308,000 in operating revenues, $158,000 in operating costs and $150,000 in operating income during the 2nd quarter 2006.
(2)	Includes accelerated depreciation of $4.3 million due to change of useful life of the Kmart building as part of a redevelopment of Lantana in order to construct a new Publix Supermarket and Office Depot.
(3)	Includes net gain of approximately $531,000 on the sale of the Lake Mary land and a loss of approximately $5.3 million on the sale of Hammond Square Mall.

The operating revenue, operating costs, operating income and real estate investments for each of the reportable segments are summarized below for the six-month periods ended June 30, 2006 and 2005.

	Six months ended June 30, 2006				Six months ended June 30, 2005
	Retail	Apartments	Other	Total	Retail	Apartments	Other	Total
Operating revenue (1)	$13,958	$12,304	$171	$26,433	$12,857	$10,494	$366	$23,717
Operating costs (1)	(4,202)	(4,880)	(2)	(9,084)	(3,780)	(4,053)	(23)	(7,856)

Operating income (1)	9,756	7,424	169	17,349	9,077	6,441	343	15,861

Hurricane expense	(188)	(157)	—	(345)	—	—	—	—
Administrative expenses	—	—	(1,754)	(1,754)	—	—	(3,529)	(3,529)
Restructuring costs	—	—	(1,146)	(1,146)			—
Proxy contest expenses	—	—	—	—	—	—	(1,292)	(1,292)
Depreciation and amortization (2)	(7,268)	(2,948)	(64)	(10,280)	(3,014)	(2,504)	(287)	(5,805)

Income (loss) from continuing operations	2,300	4,319	(2,795)	3,824	6,063	3,937	(4,765)	5,235

Interest expense	(928)	(2,012)	(754)	(3,694)	(971)	(2,561)	(1,772)	(5,304)
Income (loss) before equity in income of partnership, gain (loss) on sale of real estate and net earnings (losses) from discontinued operations	1,372	2,307	(3,549)	130	5,092	1,376	(6,537)	(69)

Equity in income of partnership	57	—	—	57	59	—	—	59
Income (loss) before earnings (losses) from discontinued operations	1,429	2,307	(3,549)	187	5,151	1,376	(6,537)	(10)

(Loss) gain on sale of real estate (3)	(5,336)		531	(4,805)	—	15,692	—	15,692
Net income from discontinued operations	188	—	—	188	209	82	—	291

Net (loss) income	$(3,719)	$2,307	$(3,018)	$(4,430)	$5,360	$17,150	$(6,537)	$15,973

(1)	Includes The Villages of Williamsburg apartment property acquired September 9, 2005, which contributed $636,000 in operating revenues, $311,000 in operating costs and $325,000 in operating income year to date through June 30, 2006.
(2)	Includes accelerated depreciation of $4.3 million due to change of useful life of the Kmart building as part of a redevelopment of Lantana in order to construct a new Publix Supermarket and Office Depot.
(3)	Includes net gain of approximately $531,000 on the sale of the Lake Mary land and a loss of approximately $5.3 million on the sale of Hammond Square Mall.

	(in thousands)
	June 30
	2006	2005
Gross real estate investments:
Retail	$203,162	$236,331
Apartments	164,079	150,185

	367,241	386,516
Less: Accumulated depreciation	(109,141)	(115,553)

Net real estate investment	$258,100	$270,963

NOTE F – SHARE-BASED PAYMENT

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (FAS 123(R)). Under FAS No. 123(R), the Company is required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. This expense is recognized over the period during which the employee is required to provide service in exchange for the award. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition in the financial statements. The Company adopted the modified prospective transition method for implementation of FAS 123(R) which does not include restatement of prior periods. Also, the Company uses the Black-Scholes method for computing the fair value of options on the grant date.

On January 3, 2006 the Company granted stock options for 150,000 of its common shares under the 1996 Stock Option and Incentive Plan to the Chairman of the Board. The option grant is subject to shareholder approval. The shares vest six months from the date of grant. The Company accounted for the stock option award in accordance with FAS 123(R). The options were valued using the Black-Scholes method. The compensation expense recognized in the financial statements for the three-and six-months ended June 30, 2006 was $137,000 and $274,000, respectively. No compensation was recognized in the three and six months ended June 30, 2005.

On February 9, 2005, the Company granted 87,500 restricted shares under the 1996 Stock Option and Incentive Plan, as amended, to certain of its officers, of which 26,000 shares remain unvested and outstanding. The shares vest 20% on each of February 9, 2006, 2007, 2008, 2009 and 2010; and are subject to certain acceleration or forfeiture provisions pursuant to the Plan. These restricted shares were valued based on the closing price on the New York Stock Exchange on February 9, 2005, the date of grant. The Company accounts for restricted stock in accordance with FAS No. 123(R) and, accordingly, compensation expense is recognized over the expected vesting period. Compensation expense related to restricted stock of $19,000 and $38,000 was recognized for the three and six months ended June 30, 2006, respectively. Compensation expense related to restricted stock of $44,000 and $78,000 was recognized for the three and six months ended June 30, 2005, respectively.

NOTE G – CAPITAL AND FINANCING TRANSACTIONS

In March 2005, the Company sold 2,649,000 newly-issued, shares of its common stock at a price of $10.75 per share, in a direct placement to a group of institutional investors, providing the Company with net proceeds of approximately $27.2 million. The proceeds were used to repay short term debt.

On March 30, 2005, the Company recalled all of its outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. On May 2, 2005, of the $56.6 million principal amount outstanding , $2.6 million principal amount were redeemed (together with accrued interest) and $54.0 million principal amount of debentures were converted into a total of 4,906,200 newly issued shares at a conversion price of $11.00 per share, plus accrued interest that was forfeited. Deferred debt issuance cost of $1.1 million as well as $1.4 million of accrued interest was charged against paid in capital in the second quarter of 2005.

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community, located in Naples, Florida, acquired in 1993. Net proceeds of $23.7 million were received by the Company of which $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents. A gain of approximately $15.7 million was recognized in the second quarter of 2005.

During the second quarter of 2006, the Company sold its Hammond Square Mall and received net proceeds of approximately $13.7 million, which was used to reduce bank debt. A loss of approximately $5.3 million was recognized on this sale during the second quarter 2006.

During the second quarter 2006, the Company sold a 9.9 acre parcel of land located in Lake Mary, Florida and received net proceeds of approximately $3.7 million, which was used to reduce bank debt. A gain of approximately $531,000 was recognized on this sale.

During the first six months of 2006, options for 273,000 shares of the Company’s common stock were exercised generating $2.5 million which was the primary source of the increase in proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans as disclosed in the cash flow statement. The proceeds were used to repay short term debt.

NOTE H – HURRICANE LOSS

During the third quarter of 2005, the Company’s properties sustained storm damages from a succession of hurricanes. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including the loss of rents, as well as for storm clean-up. The Company has insurance to cover a substantial portion of the costs incurred by such events. The Company estimates that its cash exposure to the insurance deductible as well as non-covered costs to be approximately $4.3 million. After taking into consideration existing book values of assets and capitalization policies, an expense of $1.4 million was recorded during 2005 and additional expense for cost incurred of approximately $157,000 and $345,000 was recorded for the three and six months ended June 30, 2006, respectively. During the second quarter of 2006, a partial payment of $1 million in insurance proceeds was received, resulting in a receivable balance related to the hurricanes of approximately $2 million as of June 30, 2006. The final charge to expense, as a result of these hurricanes, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim.

NOTE I - SUBSEQUENT EVENTS

On August 8, 2006, the Company announced that it had entered into a letter of intent with Revenue Properties Company Limited (“Revenue Properties”) for the acquisition of all of the outstanding shares of Sizeler common stock at an all cash price of $15.10 per share.

The Company’s Board of Directors approved entering into the letter of intent with Revenue Properties. The proposed transaction is subject to the execution of a mutually acceptable definitive merger agreement prior to August 17, 2006. The letter of intent provides Revenue Properties with exclusivity during the negotiation of the definitive merger agreement.

The closing of the transaction would be subject to approval by the Company’s stockholders and other customary closing conditions. The transaction is not subject to any financing contingency. However, there can be no assurance that a definitive merger agreement can or will be signed or that a transaction can or will be completed.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Sizeler Property Investors, Inc.:

We have reviewed the condensed consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

August 7, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Sizeler Property Investors, Inc. is a self-administered and self-managed real estate investment trust (REIT). The Company develops, acquires and owns income producing retail shopping centers and apartment communities in the southeastern United States. As of June 30, 2006, the real estate investment portfolio was composed of fifteen retail properties and fifteen apartment communities, one of which is currently under redevelopment. The properties are located in Louisiana (16), Florida (10), and Alabama (4).

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

On May 10, 2005, the Company sold its Bryn Mawr Apartments, a 240-unit apartment community, located in Naples, Florida, that was acquired in 1993. Net proceeds of approximately $23.7 million were received of which approximately $9.2 million was used to repay indebtedness secured by the property. The remaining $15.5 million was used to repay short term bank debt and added to the Company’s cash and cash equivalents. A gain of approximately $15.7 million was recognized on the sale in the second quarter of 2005.

The Company acquired The Villages of Williamsburg, an apartment community with 194 units located in Shreveport, Louisiana, on September 9, 2005 for $9.3 million. The Company recorded $173,000 of the purchase price as an intangible asset for leases acquired and in-place at the time of acquisition and is amortizing this intangible asset over the estimated average remaining life of the leases. The remaining purchase price was allocated among land and building.

On May 15, 2006, the Company sold its Hammond Square Mall and received net proceeds of approximately $13.7 million, which was used to reduce bank debt. A loss of approximately $5.3 million was recognized on the sale during the second quarter 2006. Also during the second quarter 2006, the Company sold a 9.9 acre parcel of land located in Lake Mary, Florida and received net proceeds of approximately $3.7 million, which was used to reduce bank debt. A gain of approximately $531,000 was recognized on the sale during the second quarter 2006.

The Company completed construction of its apartment development, Greenbrier Estates, in Slidell, Louisiana (144 units). The Company also continued extensive interior and exterior remodeling and landscaping of three apartment communities in Mobile, Alabama.

Letter of Intent Regarding Acquisition

On August 8, 2006, the Company announced that it had entered into a letter of intent with Revenue Properties Company Limited (“Revenue Properties”) for the acquisition of all of the outstanding shares of Sizeler common stock at an all cash price of $15.10 per share.

The Company’s Board of Directors approved entering into the letter of intent with Revenue Properties. The proposed transaction is subject to the execution of a mutually acceptable definitive merger agreement prior to August 17, 2006. The letter of intent provides Revenue Properties with exclusivity during the negotiation of the definitive merger agreement.

The closing of the transaction would be subject to approval by the Company’s stockholders and other customary closing conditions. The transaction is not subject to any financing contingency. However, there can be no assurance that a definitive merger agreement can or will be signed or that a transaction can or will be completed.

Comparison of the Three Months Ended June 30, 2006 and 2005

Operating revenue totaled approximately $13.1 million for the three months ended June 30, 2006, compared to approximately $11.9 million in 2005. Operating revenue was positively affected by an increase in retail revenue, an overall improvement in the level of apartment units leased as well as rents charged on these units, and the addition of The Villages of Williamsburg apartment property to the portfolio.

Operating expenses, without non-ordinary expenses, were approximately $4.6 million in 2006, compared to approximately $4.0 million in 2005. Operating expenses increased due to higher real estate taxes, utility costs, costs of property operations and maintenance and due to the addition of the above mentioned property, as compared to 2005.

Non-ordinary expenses incurred during the second quarter ended June 30, 2006 totaled approximately $912,000. These non-ordinary items included:

•	$157,000 of hurricane expenses as described below.

•	$755,000 of restructuring costs primarily composed of legal and financial consulting fees and compensation expense of $137,000 incurred due to the expensing of stock options granted in January 2006 in accordance with FAS 123(R).

The compensation expense related to stock options is considered part of restructuring costs because the options were granted in connection with our corporate restructuring.

Operations and maintenance and other operating expenses increased $488,000 and $43,000, respectively. The increase was due to the new development projects, as well as the addition of The Villages of Williamsburg apartment property, and higher utilities.

Administrative expenses were significantly reduced to approximately $931,000 as compared to $1,693,000 for the same period in 2005. This decrease for the quarter is attributable to lower costs for payroll, equipment maintenance, travel and entertainment, and legal and accounting services.

Interest expense for the three months ended June 30, 2006 decreased $453,000 compared to the same period last year, due primarily to the payoff of the second mortgages held on the apartment properties and the effects of conversion and redemption of $56.6 million of debentures, partially offset by higher interest rates on our bank lines of credit.

During the third quarter of 2005, the Company’s properties sustained storm damages from a succession of hurricanes. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including the loss of rents, as well as for storm clean-up. The Company has insurance to cover a substantial portion of the costs incurred by such events. The Company estimates that its cash exposure to the insurance deductible as well as non-covered costs to be approximately $4.3 million. After taking into consideration existing book values of assets and capitalization policies, an expense of $1.4 million was recorded during 2005 and additional expense of approximately $157,000 was recorded for cost incurred during second quarter 2006. During the second quarter of 2006, a partial payment of $1 million in insurance proceeds was received, resulting in a receivable balance related to the hurricanes of approximately $2 million as of June 30, 2006. The final charge to expense, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim.

For the three months ended June 30, 2006, there was a net loss of approximately $7.1 million compared to net income of approximately $15.9 million in the prior year’s quarter. The 2006 period included a net loss on the sale of real estate of $4,805,000 primarily due to the sale of Hammond Square Mall. The Company also recorded an accelerated charge to depreciation expense of $4,258,000 due to the partial demolition of a real estate asset as part of a redevelopment project at Lantana Shopping Center in Palm Beach County, Florida. The 2005 period included a gain on the sale of real estate operations totaling $15,692,000 attributable to the sale of Bryn Mawr Apartments. After distributions to preferred shareholders, the net loss allocated to common shareholders was $7,291,000 in the current year’s quarter, compared to net income allocated to common shareholders of $15,720,000 for the same period last year. Net income, before the sales of real estate assets and the accelerated charge to depreciation expense, for the three-month period ended June 30, 2006 totaled $1,923,000 compared to $233,000 a year ago. The improvement is due primarily to the above mentioned items.

Comparison of the Six Months Ended June 30, 2006 and 2005

Operating revenue totaled approximately $26.4 million for the six months ended June 30, 2006, compared to approximately $23.7 million in 2005. Operating revenue was positively affected by an increase in retail revenue, an overall improvement in the level of apartment units leased as well as rents charged on these units, and the addition of The Villages of Williamsburg apartment property to the portfolio.

Operating expenses, without non-ordinary expenses, were approximately $9.1 million in 2006, compared to approximately $7.9 million in 2005. The increase in ordinary operating expenses was due to the new development projects, as well as the addition of The Villages of Williamsburg apartment property, and higher utilities.

Non-ordinary expenses incurred during the six months ended June 30, 2006 totaled approximately $1,491,000. These non-ordinary items included:

•	$345,000 of hurricane expenses as described below.

•	$1,146,000 of restructuring costs primarily composed of legal and financial consulting fees and compensation expense of $274,000 incurred due to the expensing of stock options granted in January 2006 in accordance with FAS 123(R).

The compensation expense related to stock options is considered part of restructuring costs because the options were granted in connection with our corporate restructuring.

Operations and maintenance and other operating expenses increased $971,000 and $204,000, respectively. The increase was due to the new development projects, as well as the addition of The Villages of Williamsburg apartment property, and higher utilities.

Administrative expenses were significantly reduced to approximately $1,754,000 as compared to $3,529,000 for the same period in 2005. This decrease of approximately $1.8 million for the six months is attributable to lower costs for payroll, equipment maintenance, travel and entertainment, and legal and accounting services.

Interest expense for the six months ended June 30, 2006 decreased $1.6 million to $3,694,000 compared to $5,304,000 in the same period last year, due primarily to the payoff of the second mortgages held on the apartment properties and the effects of conversion and redemption of $56.6 million of debentures, partially offset by higher interest rates on our bank lines of credit.

During the third quarter of 2005, the Company’s properties sustained storm damages from a succession of hurricanes. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including the loss of rents, as well as for storm clean-up. The Company has insurance to cover a substantial portion of the costs incurred by such events. The Company estimates that its cash exposure to the insurance deductible as well as non-covered costs to be approximately $4.3 million. After taking into consideration existing book values of assets and capitalization policies, an expense of $1.4 million was recorded during 2005 and additional expense of approximately $345,000 was recorded for cost incurred for the six months ended June 30, 2006. During the second quarter of 2006, a partial payment of $1 million in insurance proceeds was received, resulting in a receivable balance related to the hurricanes of approximately $2 million as of June 30, 2006. The final charge to expense, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim.

For the six months ended June 30, 2006, there was a net loss of $4,430,000 compared to net income of $15,973,000 for the same period in 2005. The 2006 period included a net loss on the sale of real estate of $4,805,000, primarily due to the sale of Hammond Square Mall and an accelerated charge to depreciation expense of $4,258,000 due to the partial demolition of a real estate asset as part of a redevelopment project at Lantana Shopping Center in Palm Beach County, Florida. The 2005 period included a gain on the sale of real estate operations of $15,692,000 attributable to the sale of Bryn Mawr Apartments. After distributions to preferred shareholders, $4,776,000 of net loss was allocated to common shareholders, compared to $15,563,000 of net income allocated to common shareholders in the same period last year. Net income, before the sales of real estate assets and the accelerated charge to depreciation expense, for the six-month period ended June 30, 2006 totaled $4,633,000 compared to $281,000 a year ago. The improvement is due primarily to the above mentioned items.

Discontinued Operations

For the three and six month periods ended June 30, 2006 and 2005, the results of operations of Hammond Square Mall, sold in May 2006, and Bryn Mawr Apartments, sold in May 2005, were classified as discontinued operations. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense, defined as interest related to the Bryn Mawr Apartments mortgage.

The following is a summary of net earnings (loss) from discontinued operations:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Operating revenues	$355,000	$934,000	$1,146,000	$2,333,000
Operating expenses	(242,000)	(582,000)	(625,000)	(1,140,000)
Real estate taxes	(13,000)	(45,000)	(38,000)	(113,000)
Depreciation	(94,000)	(249,000)	(295,000)	(557,000)
Mortgage interest expense	—	(69,000)	—	(232,000)

	$6,000	$(11,000)	$188,000	$291,000

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company generally funds operating requirements, periodic distributions to investors and capital expenditures, supplemented as needed by mortgage or other financings as well as property sales. Sixteen of the properties in the portfolio are currently unencumbered by mortgage debt, and at June 30, 2006, the Company had approximately $4.7 million in cash and cash equivalents. The Company maintains unsecured credit lines of $50 million with commercial banks-of which approximately $44.7 million was available at June 30, 2006-which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. Utilization of the bank lines is subject to certain restrictive covenants, borrowing levels, and the maintenance of prescribed financial ratios:

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

The Company was in compliance with these covenants as of June 30, 2006.

Net cash flows provided by operating activities increased approximately $8.0 million in 2006 from 2005. The increase is primarily attributable to an improvement in net operating income of approximately $4.6 million and a $2.5 million increase in accounts receivable primarily attributable to the hurricane claim.

Net cash flows provided by investing activities decreased approximately $7.7 million in 2006 from 2005, primarily due to a decrease in proceeds from the sale of real estate.

Net cash flows used in financing activities increased approximately $11.1 million in 2006 from 2005, primarily due to a $26.7 million decrease in proceeds from issuance of shares of common stock pursuant to the March 2005 equity placement and direct stock purchase and stock option plans, a $2.0 million increase in the purchase of preferred stock and an $838,000 increase in distributions paid to common shareholders because of additional shares outstanding. The increase was partially offset by a $7.3 million reduction in the amount of borrowing on notes payable to banks, a $9.2 decrease in principal payments on mortgage notes payable and a $2.6 million reduction in redemption of debentures in 2006 compared to 2005.

Stock Repurchase Programs

The Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. This repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. No shares have been repurchased under this plan as of June 30, 2006.

On December 1, 2005, the Board of Directors authorized the repurchase of all or a portion of the 336,040 issued and outstanding shares of its 9.75% Series B Cumulative Redeemable Preferred Stock. The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company’s management deems appropriate. As of June 30, 2006 the Company had repurchased 89,500 shares of its preferred stock resulting in a balance of 246,540 shares outstanding.

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

There were no other material changes outside the ordinary course of our business during the three months ended June 30, 2006, to our contractual obligations as set forth in the Liquidity and Capital Resources section of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

	Three months ended June 30
	2006		2005
	Dollars	Shares (a)	Dollars	Shares (a)
Net income or (loss)	$(7,140)	21,451	$15,925	19,317
Additions:
Depreciation and amortization	7,398		3,123
Deductions:
(Gains) or losses on sale of real estate	4,805		(15,692)
Preferred dividends	(151)		(205)
Amortization costs	(49)		(108)

Funds from operations - available to common shareholders	$4,863	21,451	$3,043	19,317

(a)	Weighted average shares outstanding

	Six months ended June 30
	2006		2005
	Dollars	Shares (a)	Dollars	Shares (a)
Net income (loss)	$(4,430)	21,390	$15,973	16,555
Additions:
Depreciation and amortization	10,594		6,379
Deductions:
(Gains) or losses on sale of real estate	4,805		(15,692)
Preferred dividends	(346)		(410)
Amortization costs	(100)		(328)

Funds from operations - available to common shareholders	$10,523	21,390	$5,922	16,555

(a)	Weighted average shares outstanding

For the three months ended June 30, 2006, the net loss available to common shareholders was approximately $7.3 million compared to income of $15.7 million for the same period in 2005. For the six months ended June 30, 2006, the net loss available to common shareholders was approximately $4.8 million compared to income of $15.6 million for the same period in 2005. The decrease was due to a net loss on the sale of real estate of $4,805,000, primarily attributable to the sale of Hammond Square Mall and an accelerated charge to depreciation expense of $4,258,000 due to the partial demolition of a real estate asset as part of a redevelopment project at Lantana Shopping Center in Palm Beach County, Florida, to construct a new Publix Supermarket and an Office Depot. The 2005 period included a gain on the sale of real estate operations totaling $15,692,000 attributable to the sale of Bryn Mawr Apartments. The decrease was partially offset by a reduction in administrative expenses to approximately $1,754,000 million as compared to $3,529,000 for the same period in 2005. This decrease of approximately $1,775,000 for the six months is attributable to lower costs for payroll, equipment maintenance, travel and entertainment, and legal and accounting services. Additionally, interest expense for the six months ended June 30, 2006, totaled $3,694,000 compared to $5,304,000 in the same period last year due primarily to the payoff of the second mortgages held on the apartment properties and the effects of conversion and redemption of approximately $56 million of debentures, partially offset by higher interest rates on our bank lines of credit.

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

Future Results

This Form 10-Q and other documents prepared and statements made by the Company may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties; (j) force majeure as it relates to construction and renovation projects; (k) possible dispositions of mature properties since the Company is continuously engaged in the examination of the various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; (n) forces of nature; (o) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (p) inability of Sizeler to enter into a definitive merger agreement with Revenue Properties or complete the transactions contemplated thereby.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of our Form 10-K, is incorporated by reference for the year ended December 31, 2005. During the six months of 2006, the

Company reduced short term, variable rate debt to $5,300,000 million at June 30, 2006 from $25,995,000 at December 31, 2005, reducing the exposure to interest rate changes. There have been no other material changes during the first six months of 2006.

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

During the quarterly period covered by this report, there were no changes in internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

15	Letter regarding Unaudited Interim Financial Information (filed herewith).

31.1	Certification of Principal Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350(filed herewith).

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350(filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIZELER PROPERTY INVESTORS, INC.
(Registrant)

By:	/s/ Guy M. Cheramie
Guy M. Cheramie
Chief Financial Officer Principal Accounting Officer

Date: August 9, 2006