Form 10-Q
period 2006-09-30
SIZELER PROPERTY INVESTORS INC
filed 2006-11-09
CIK 805419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

21,469,074 shares of Common Stock ($.0001 Par Value) were outstanding as of November 1, 2006.

Sizeler Property Investors, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2006 (Unaudited)	December 31 2005 (Audited)
ASSETS
Real estate investments: (Note C)
Land	$42,691,000	$46,411,000
Buildings and improvements, net of accumulated depreciation of $112,066,000 in 2006 and $120,301,000 in 2005	202,914,000	222,064,000
Construction in progress	4,962,000	3,192,000
Land held for development or sale	6,757,000	9,658,000
Investment in real estate partnership	931,000	917,000

	258,255,000	282,242,000

Cash and cash equivalents	1,425,000	5,787,000
Accounts receivable and accrued revenue, net of allowance for doubtful accounts of $173,000 in 2006 and $443,000 in 2005	4,206,000	6,904,000
Notes receivable	1,120,000	1,180,000
Prepaid expenses and other assets	5,169,000	6,094,000

Total Assets	$270,175,000	$302,207,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Mortgage notes payable (Note D)	$82,261,000	$83,897,000
Bank notes payable	2,020,000	25,995,000
Accounts payable and accrued expenses	6,901,000	5,131,000
Tenant deposits and advance rents	918,000	851,000

Total Liabilities	92,100,000	115,874,000

SHAREHOLDERS’ EQUITY
Series A preferred stock, 40,000 shares authorized, none issued	—	—
Series B preferred stock, par value $0.0001 per share, liquidation preference $25 per share, 2,476,000 shares authorized, shares issued and outstanding — 247,000 in 2006 and 326,000 in 2005	1,000	1,000
Common stock, par value $0.0001 per share, 51,484,000 shares authorized, shares issued and outstanding — 21,469,000 in 2006 and 21,154,000 in 2005	1,000	1,000
Excess stock, par value $0.0001 per share, 16,000,000 authorized, none issued	—	—
Additional paid-in capital	256,285,000	255,475,000
Accumulated other comprehensive gain	—	55,000
Cumulative net income	71,325,000	73,405,000
Cumulative distributions paid	(149,537,000)	(142,604,000)

Total Shareholders’ Equity	178,075,000	186,333,000

Total Liabilities and Shareholders’ Equity	$270,175,000	$302,207,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months ended September 30		Nine Months ended September 30
	2006	2005	2006	2005
OPERATING REVENUE (Note B)
Contractual rental income and charges	$12,727,000	$11,988,000	$38,098,000	$34,733,000
Other income	440,000	533,000	1,502,000	1,505,000

	13,167,000	12,521,000	39,600,000	36,238,000

OPERATING EXPENSES (Note B)
Real estate taxes	1,005,000	971,000	2,903,000	2,901,000
Utilities	554,000	501,000	1,487,000	1,348,000
Operations and maintenance	2,155,000	1,860,000	6,396,000	5,129,000
Other operating expenses	892,000	1,185,000	2,903,000	2,983,000
Administrative expenses (Note E)	1,114,000	1,731,000	2,868,000	5,263,000
Proxy contest expenses	—	1,074,000	—	2,365,000
Hurricane expenses (Note H)	(292,000)	538,000	53,000	538,000
Restructuring Costs	825,000	—	1,971,000	—
Depreciation and amortization (Note E)	3,030,000	3,035,000	13,310,000	8,839,000

	9,283,000	10,895,000	31,891,000	29,366,000

OPERATING INCOME	3,884,000	1,626,000	7,709,000	6,872,000

Interest expense (Note D)	1,556,000	1,686,000	5,250,000	6,991,000
Interest expense - prepayment premium	—	2,163,000	—	2,163,000

	1,556,000	3,849,000	5,250,000	9,154,000

Income (loss) from continuing operations before equity in income of partnership, gain (loss) on sale of real estate and net earnings (losses) from discontinued operations	2,328,000	(2,223,000)	2,459,000	(2,282,000)
Equity in income of partnership	30,000	29,000	87,000	87,000

Income (loss) from continuing operations before gain (loss) on sale of real estate and net earnings (losses) from discontinued operations	2,358,000	(2,194,000)	2,546,000	(2,195,000)
Net earnings (losses) from discontinued real estate operations	(8,000)	(106,000)	179,000	176,000
Gain (loss) on sale of real estate (Note C)	—	—	(4,805,000)	15,692,000

NET INCOME (LOSS)	$2,350,000	$(2,300,000)	$(2,080,000)	$13,673,000

NET INCOME (LOSS) ALLOCATION:
Allocable to preferred shareholders	150,000	205,000	497,000	614,000
Allocable to common shareholders	2,200,000	(2,505,000)	(2,577,000)	13,059,000

NET INCOME (LOSS)	$2,350,000	$(2,300,000)	$(2,080,000)	$13,673,000

Net income (loss) from continuing operations per common share - basic and diluted	$0.10	$(0.11)	$0.10	$(0.16)
Income (loss) from discontinued real estate operations and gain (loss) on sale of real estate-basic and diluted	(0.00)	(0.01)	(0.22)	0.88

Net income (loss) available per common share - basic and diluted (Note A)	$0.10	$(0.12)	$(0.12)	$0.72

Weighted average common shares outstanding - basic and diluted	21,468,000	21,116,000	21,416,000	18,086,000

See notes to consolidated financial statements.

SIZELER PROPERTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30
	2006	2005
OPERATING ACTIVITIES:
Net (loss) income	$(2,080,000)	$13,673,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (Note E)	13,605,000	9,601,000
Non cash compensation	19,000	124,000
(Gain) loss on sale of real estate	4,805,000	(15,692,000)
Loss on sale of fixed assets	—	281,000
Change in accounts receivable and accrued revenue	2,758,000	(938,000)
Change in prepaid expenses and other assets	1,457,000	528,000
Change in accounts payable and accrued expenses	2,338,000	(1,389,000)

Net Cash Provided by Operating Activities	22,902,000	6,188,000

INVESTING ACTIVITIES:
Acquisitions of and improvements to real estate investments	(12,026,000)	(16,398,000)
Proceeds from sale of real estate	17,407,000	24,700,000

Net Cash Provided by Investing Activities	5,381,000	8,302,000

FINANCING ACTIVITIES:
Principal payments on mortgage notes payable (Note D)	(1,636,000)	(23,295,000)
Net payments on notes payable to banks	(23,975,000)	(12,065,000)
Change in mortgage escrow deposits and debt issuance costs	(660,000)	(101,000)
Cash distributions to common shareholders	(6,436,000)	(5,533,000)
Cash distributions to preferred shareholders	(497,000)	(614,000)
Purchase of preferred stock	(2,063,000)	—
Redemption of debentures	—	(2,630,000)
Proceeds from issuance of shares of common stock pursuant to an equity placement and direct stock purchase and stock option plans	2,622,000	30,339,000

Net Cash Used in Financing Activities	(32,645,000)	(13,899,000)

Net (decrease) increase in cash and cash equivalents	(4,362,000)	591,000

Cash and cash equivalents at beginning of year	5,787,000	6,297,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,425,000	$6,888,000

Supplemental cash flow information:
Cash interest payments	$5,256,000	$4,122,000

Non cash operating and investing activities	$840,000	$1,200,000

See notes to consolidated financial statements.

Sizeler Property Investors, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

NOTE A — BASIS OF PRESENTATION

As of September 30, 2006, the Company’s real estate portfolio included interests in fifteen shopping centers and fifteen apartment communities. The Company holds, directly or indirectly through wholly-owned subsidiaries, a fee interest in twenty-eight of its properties, and long-term ground leases on the remaining two properties – Southwood Shopping Center in Gretna, Louisiana and Westland Shopping Center in Kenner, Louisiana. Fourteen properties are held through partnerships and limited partnerships whereby the owners are wholly-owned subsidiaries of Sizeler Property Investors, Inc. Fifteen properties in the portfolio are held through wholly-owned subsidiary corporations or limited liability companies. One of the properties, Southwood Shopping Center, is owned by a partnership in which the Company has a 50% interest, which is accounted for using the equity method. Sizeler Property Investors, Inc. and its wholly-owned subsidiaries, partnerships and limited partnerships, are referred to collectively as the “Company”.

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

Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Sizeler Property Investors, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B – RECLASSIFICATIONS

Certain reclassifications have been made in the 2005 consolidated financial statements to conform to the 2006 consolidated financial statement presentation.

NOTE C – REAL ESTATE INVESTMENTS

The Company has evaluated its land holdings and designated certain parcels of land as held for development or sale as of September 30, 2006. This land is currently made up of approximately 56 acres at various locations and has a book value of approximately $6.8 million. During the second quarter 2006, the Company sold a 9.9 acre parcel of land located in Lake Mary, Florida, and received net proceeds of approximately $3.7 million, which was used to reduce bank debt. The Company recognized a gain on this sale of approximately $531,000.

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

NOTE D — MORTGAGE NOTES PAYABLE

The Company’s mortgage notes payable are secured by certain land, buildings and improvements. As of September 30, 2006, mortgage notes payable totaled approximately $82.3 million. Individual notes ranged from $2.2 million to $19.9 million, with fixed rates of interest ranging from 5.97% to 7.94% and maturity dates ranging from May 1, 2008 to August 1, 2014. Net book values of properties securing these mortgage notes payable totaled approximately $127.4 million at September 30, 2006, with individual property net book values ranging from $2.3 million to $29.8 million.

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

The operating revenue, operating costs, operating income and real estate investments for each of the reportable segments are summarized below for the three-month periods ended September 30, 2006 and 2005.

	Three months ended September 30, 2006				Three months ended September 30, 2005
	Retail	Apartments	Other	Total	Retail	Apartments	Other	Total
Operating revenue	$6,797	$6,330	$40	$13,167	$6,873	$5,465	$183	$12,521
Operating costs	(2,036)	(2,570)	—	(4,606)	(2,030)	(2,202)	(285)	(4,517)

Operating income	4,761	3,760	40	8,561	4,843	3,263	(102)	8,004

Hurricane expense	192	100	—	292	(15)	(523)	—	(538)
Administrative expenses	—	—	(1,114)	(1,114)	—	—	(1,731)	(1,731)
Restructuring costs	—	—	(825)	(825)	—	—	—	—
Proxy contest expenses	—	—	—	—	—	—	(1,074)	(1,074)
Depreciation and amortization	(1,486)	(1,510)	(34)	(3,030)	(1,471)	(1,455)	(109)	(3,035)

Income (loss) from continuing operations	3,467	2,350	(1,933)	3,884	3,357	1,285	(3,016)	1,626
Interest expense	(457)	(1,007)	(92)	(1,556)	(479)	(3,274)	(96)	(3,849)

Income (loss) before equity in income of partnership, gain (loss) on sale of real estate and net earnings (losses) from discontinued operations	3,010	1,343	(2,025)	2,328	2,878	(1,989)	(3,112)	(2,223)

Equity in income of partnership	30	—	—	30	29	—	—	29

Income (loss) before losses from discontinued operations	3,040	1,343	(2,025)	2,358	2,907	(1,989)	(3,112)	(2,194)
Net loss from discontinued operations	(8)	—	—	(8)	(106)	—	—	(106)

Net income (loss)	$3,032	$1,343	$(2,025)	$2,350	$2,801	$(1,989)	$(3,112)	$(2,300)

The operating revenue, operating costs, operating income and real estate investments for each of the reportable segments are summarized below for the nine-month periods ended September 30, 2006 and 2005.

	Nine months ended September 30, 2006					Nine months ended September 30, 2005
	Retail		Apartments	Other	Total	Retail	Apartments	Other	Total
Operating revenue	$20,755		$18,634	$211	$39,600	$19,728	$15,960	$550	$36,238
Operating costs	(6,237)		(7,450)	(2)	(13,689)	(5,800)	(6,254)	(307)	(12,361)

Operating income	14,518		11,184	209	25,911	13,928	9,706	243	23,877

Hurricane expense	4		(57)	—	(53)	(15)	(523)	—	(538)
Administrative expenses	—		—	(2,868)	(2,868)	—	—	(5,263)	(5,263)
Restructuring costs	—		—	(1,971)	(1,971)			—	—
Proxy contest expenses	—		—	—	—	—	—	(2,365)	(2,365)
Depreciation and amortization	(8,754	)(a)	(4,458)	(98)	(13,310)	(4,485)	(3,958)	(396)	(8,839)

Income (loss) from continuing operations	5,768		6,669	(4,728)	7,709	9,428	5,225	(7,781)	6,872
Interest expense	(1,385)		(3,019)	(846)	(5,250)	(1,449)	(5,837)	(1,868)	(9,154)

Income (loss) before equity in income of partnership, gain (loss) on sale of real estate and net earnings (losses) from discontinued operations	4,383		3,650	(5,574)	2,459	7,979	(612)	(9,649)	(2,282)

Equity in income of partnership	87		—	—	87	87	—	—	87

Income (loss) before earnings (losses) from discontinued operations	4,470		3,650	(5,574)	2,546	8,066	(612)	(9,649)	(2,195)
(Loss) gain on sale of real estate (b)	(5,336)		—	531	(4,805)	—	15,692	—	15,692
Net income from discontinued operations	179		—	—	179	94	82	—	176

Net (loss) income	$(687)		$3,650	$(5,043)	$(2,080)	$8,160	$15,162	$(9,649)	$13,673

(a)	Includes accelerated depreciation of $4.3 million due to change of useful life of the Kmart building as part of a redevelopment of Lantana in order to construct a new Publix Supermarket and Office Depot.
(b)	Includes net gain of approximately $531,000 on the sale of the Lake Mary land and a loss of approximately $5.3 million on the sale of Hammond Square Mall compared to a net gain of approximately $15.7 million on the sale of Bryn Mawr Apartments during 2005.

Gross real estate investments:

	(in thousands)
	September 30
	2006	2005
Retail	$205,350	$237,018
Apartments	164,971	158,804

	370,321	395,822
Less: Accumulated depreciation	(112,066)	(117,600)

Net real estate investment	$258,255	$278,222

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

On February 9, 2005, the Company granted 87,500 restricted shares under the 1996 Stock Option and Incentive Plan, as amended, to certain of its officers, of which 26,000 shares remain unvested and outstanding. The shares vest 20% on each of February 9, 2006, 2007, 2008, 2009 and 2010 and are subject to certain acceleration or forfeiture provisions whereby shares that have not vested in accordance with the previously mentioned dates at the termination of employment with the Company would be forfeited pursuant to the Plan approved by stockholders. These restricted shares were valued based on the closing price of the Company’s common stock on the New York Stock Exchange on February 9, 2005, the date of grant. The Company accounts for restricted stock in accordance with FAS No. 123(R) and, accordingly, compensation expense is recognized over the expected vesting period. Compensation expense related to restricted stock of $19,000 and $57,000 was recognized for the three and nine months ended September 30, 2006, respectively. Compensation expense related to restricted stock of $47,000 and $124,000 was recognized for the three and nine months ended September 30, 2005, respectively.

NOTE G – CAPITAL AND FINANCING TRANSACTIONS

In March 2005, the Company sold 2,649,000 newly-issued, shares of its common stock at a price of $10.75 per share, in a direct placement to a group of institutional investors, providing the Company with net proceeds of approximately $27.2 million. The proceeds were used to repay short term debt.

On March 30, 2005, the Company recalled all of its outstanding 9.0% convertible subordinated debentures due July 15, 2009 for redemption on May 2, 2005. On May 2, 2005, of the $56.6 million principal amount outstanding , $2.6 million principal amount were redeemed (together with accrued interest) and $54.0 million principal amount of debentures were converted into a total of 4,906,200 newly issued shares of the Company’s common stock at a conversion price of $11.00 per share, plus accrued interest that was forfeited. Deferred debt issuance cost of $1.1 million as well as $1.4 million of accrued interest was charged against paid in capital in the second quarter of 2005.

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

During the first nine months of 2006, options for 286,000 shares of the Company’s common stock were exercised generating $2.5 million which was the primary source of the increase in proceeds from issuance of shares of common stock pursuant to an equity sale and direct stock purchase and stock option plans as disclosed in the cash flow statement. The proceeds were used to repay short term debt.

NOTE H – HURRICANE LOSS

During the third quarter of 2005, the Company’s properties sustained storm damages from a succession of hurricanes. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including the loss of rents, as well as for storm clean-up. The Company has insurance to cover a substantial portion of the costs incurred by such events. The Company estimated that its cash exposure to the insurance deductible as well as non-covered costs to be approximately $4.3 million. After taking into consideration existing book values of assets and capitalization policies, an expense of $1.4 million was recorded during 2005. A credit of $292,000 was recorded for the three months ended September 30, 2006 and net expense for cost incurred of approximately $53,000 was recorded for the nine months ended September 30, 2006 as compared to $538,000 for the three and nine months ended September 30, 2005. During the first nine months of 2006, a partial payment of $2.6 million in insurance proceeds was received, resulting in a receivable balance related to the hurricanes of approximately $1.3 million as of September 30, 2006. The final charge to expense, as a result of these hurricanes, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim.

NOTE I – SIGNIFICANT EVENTS

On August 18, 2006, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Revenue Properties Company Limited (“Revenue Properties”) and Revenue Properties (Sizeler) Inc., an indirect wholly-owned subsidiary of Revenue Properties (“Merger Sub”). Pursuant to the Merger Agreement, the Company will merge (the “Merger”) with and into Merger Sub, with Merger Sub surviving, and all of the outstanding shares of the Company’s common stock will be converted into the right to receive $15.10 in cash per share. The Company’s common stockholders are also entitled to receive cash dividends of approximately $0.144, for a total payment of approximately $15.244 per share.

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger and the Merger Agreement by the Company’s common stockholders. At a special meeting of the Company’s stockholders held at 9:00 a.m. on Wednesday, November 8, 2006, the Company’s common stockholders voted to approve the Merger. The Merger is expected to close on November 10, 2006.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Sizeler Property Investors, Inc.:

We have reviewed the condensed consolidated balance sheet of Sizeler Property Investors, Inc. and subsidiaries as of September 30, 2006, and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and financial statement schedules, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Ernst & Young LLP

New Orleans, Louisiana

November 8, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Sizeler Property Investors, Inc. is a self-administered and self-managed real estate investment trust (REIT). The Company develops, acquires and owns income producing retail shopping centers and apartment communities in the southeastern United States. As of September 30, 2006, the real estate investment portfolio was composed of fifteen apartment communities and fifteen retail properties, one of which is currently under redevelopment. The properties are located in Louisiana (16), Florida (10), and Alabama (4). Sizeler Property Investors, Inc. and its wholly-owned subsidiaries, partnerships and limited partnerships, are referred to as the “Company”.

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

The Company completed construction in the fourth quarter of 2005 of its apartment development, Greenbrier Estates, in Slidell, Louisiana (144 units).

Significant Events

On August 18, 2006, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Revenue Properties Company Limited (“Revenue Properties”) and Revenue Properties (Sizeler) Inc., an indirect wholly-owned subsidiary of Revenue Properties (“Merger Sub”). Pursuant to the

Merger Agreement, the Company will merge (the “Merger”) with and into Merger Sub, with Merger Sub surviving, and all of the outstanding shares of the Company’s common stock will be converted into the right to receive $15.10 in cash per share. The Company’s common stockholders are also entitled to receive cash dividends of approximately $0.144, for a total payment of approximately $15.244 per share.

Completion of the Merger is subject to customary conditions, including, among others, the approval of the Merger and the Merger Agreement by the Company’s common stockholders. At a special meeting of the Company’s stockholders held at 9:00 a.m. on Wednesday, November 8, 2006, the Company’s common stockholders voted to approve the Merger. The Merger is expected to close on November 10, 2006.

Comparison of the Three Months Ended September 30, 2006 and 2005

Operating revenue totaled approximately $13.2 million for the three months ended September 30, 2006, compared to approximately $12.5 million in 2005. Operating revenue was positively affected by an increase in retail revenue, excluding a $500,000 lease termination fee received during third quarter 2005, an overall improvement in the level of apartment units leased as well as rents charged on these units, and the addition of The Villages of Williamsburg apartment property to the portfolio.

Operating expenses, without non-ordinary expenses, were approximately $4.6 million in 2006, compared to approximately $4.5 million in 2005. Operating expenses increased as compared to 2005 due to higher real estate taxes, utility costs, costs of property operations and maintenance and due to the addition of the above mentioned property.

Non-ordinary expenses incurred during the third quarter ended September 30, 2006 totaled approximately $533,000. These non-ordinary items included:

•	$292,000 credit to hurricane expense as described below.

•	$825,000 of restructuring costs primarily composed of legal and financial consulting fees, primarily relating to the pending merger.

Non-ordinary expenses incurred during the third quarter ended September 30, 2005 totaled approximately $1,612,000. These non-ordinary items included:

•	$538,000 of hurricane expenses as described below.

•	$1,074,000 of proxy contest costs, primarily composed of legal and financial consulting fees.

Operations and maintenance increased $295,000 due to the new development projects, as well as the addition of The Villages of Williamsburg apartment property, and higher utilities. Other operating expenses decreased $293,000 primarily due to a net loss of $281,000 resulting from the sale of a fixed asset during third quarter 2005.

Administrative expenses were significantly reduced to approximately $1,114,000 as compared to $1,731,000 for the same period in 2005. This decrease for the quarter is attributable to lower costs for payroll, equipment maintenance, travel and entertainment, and legal and accounting services.

Interest expense for the three months ended September 30, 2006 decreased $2.3 million compared to the same period last year, due primarily to the prepayment premium of $2.2 million resulting from the payoff of the second mortgages held on the apartment properties during third quarter 2005, partially offset by higher interest rates on our bank lines of credit.

During the third quarter of 2005, the Company’s properties sustained storm damages from a succession of hurricanes. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including the loss of rents, as well as for storm clean-up. The Company has insurance to cover a substantial portion of the costs incurred by such events. The Company estimates that its cash exposure to the insurance deductible as well as non-covered costs to be approximately $4.3 million. After taking into consideration existing book values of assets and capitalization policies, an expense of $1.4 million was recorded during 2005 and a credit of approximately $292,000 was recorded during third quarter 2006. During the third quarter of 2006, a partial payment of $1.5 million in insurance proceeds was received, resulting in a receivable balance related to the hurricanes of approximately $1.3 million as of September 30, 2006. The final charge to expense, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim.

For the three months ended September 30, 2006, there was net income of approximately $2.4 million compared to a net loss of approximately $2.3 million in the prior year’s quarter. After distributions to preferred stockholders, the net income allocated to common stockholders was $2,200,000 in the current year’s quarter, compared to a net loss allocated to common stockholders of $2,505,000 for the same period last year. The improvement is due primarily to the above mentioned items.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Operating revenue totaled approximately $39.6 million for the nine months ended September 30, 2006, compared to approximately $36.2 million in 2005. Operating revenue was positively affected by an increase in retail revenue, excluding a $500,000 lease termination fee received during third quarter 2005, an overall improvement in the level of apartment units leased as well as rents charged on these units, and the addition of The Villages of Williamsburg apartment property to the portfolio.

Operating expenses, without non-ordinary expenses, were approximately $13.7 million in 2006, compared to approximately $12.4 million in 2005. The increase in operating expenses was due to the new development projects, as well as the addition of The Villages of Williamsburg apartment property, and higher utilities.

Non-ordinary expenses incurred during the nine months ended September 30, 2006 totaled approximately $2,024,000. These non-ordinary items included:

•	$53,000 of hurricane expenses as described below.

•	$1,971,000 of restructuring costs primarily composed of legal and financial consulting fees, primarily relating to the pending merger.

Non-ordinary expenses incurred during the nine months ended September 30, 2005 totaled approximately $2,903,000. These non-ordinary items included:

•	$538,000 of hurricane expenses as described below.

•	$2,365,000 of proxy contest costs, primarily composed of legal and financial consulting fees.

Operations and maintenance increased $1,267,000 due to the new development projects, as well as the addition of The Villages of Williamsburg apartment property, and higher utilities. Other operating expenses decreased $80,000 primarily due to a net loss of $281,000 resulting from the sale of a fixed asset during third quarter 2005, partially offset by the new development projects, as well as the addition of The Villages of Williamsburg apartment property

Administrative expenses were significantly reduced to approximately $2,868,000 as compared to $5,263,000 for the same period in 2005. This decrease of approximately $2.4 million for the nine months is attributable to lower costs for payroll, equipment maintenance, travel and entertainment, and legal and accounting services.

Interest expense for the nine months ended September 30, 2006 decreased $3.9 million to $5,250,000 compared to $9,154,000 in the same period last year, due primarily to the prepayment premium of $2.2 million resulting from the payoff of the second mortgages held on the apartment properties during third quarter 2005 and the effects of conversion and redemption of $56.6 million of debentures, partially offset by higher interest rates on our bank lines of credit.

During the third quarter of 2005, the Company’s properties sustained storm damages from a succession of hurricanes. The Company incurred costs in preparation for these storms in addition to losses from actual damages, including the loss of rents, as well as for storm clean-up. The Company has insurance to cover a substantial portion of the costs incurred by such events. The Company estimated that its cash exposure to the insurance deductible as well as non-covered costs to be approximately $4.3 million. After taking into consideration existing book values of assets and capitalization policies, an expense of $1.4 million was recorded during 2005 and net expense of approximately $53,000 was recorded for cost incurred for the nine months ended September 30, 2006. During the first nine months of 2006, a partial payment of $2.6 million in insurance proceeds was received, resulting in a receivable balance related to the hurricanes of approximately $1.3 million as of September 30, 2006. The final charge to expense, however, is subject to the Company’s final cost assessment of required repairs as well as settlement of the insurance claim.

For the nine months ended September 30, 2006, there was a net loss of $2,080,000 compared to net income of $13,673,000 for the same period in 2005. The 2006 period included a net loss on the sale of real estate of $4,805,000, primarily due to the sale of Hammond Square Mall and an accelerated charge to depreciation expense of $4,258,000 due to the partial demolition of a real estate asset as part of a redevelopment project at Lantana Shopping Center in Palm Beach County, Florida. The 2005 period included a gain on the sale of real estate operations of $15,692,000 attributable to the sale of Bryn Mawr Apartments. After distributions to preferred stockholders, $2,577,000 of net loss was allocated to common stockholders, compared to $13,059,000 of net income allocated to common stockholders in the same period last year. Net income, before the sales of real estate assets and the accelerated charge to depreciation expense, for the nine-month period ended September 30, 2006 totaled $6,983,000 compared to a net loss of $2,019,000 a year ago. The improvement is due primarily to the above mentioned items.

Discontinued Operations

For the three and nine month periods ended September 30, 2006 and 2005, the results of operations of Hammond Square Mall, sold in May 2006, and Bryn Mawr Apartments, sold in May 2005, were classified as discontinued operations. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax expense, depreciation expense and interest expense, defined as interest related to the Bryn Mawr Apartments mortgage.

The following is a summary of net (loss) earnings from discontinued operations:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Operating revenues	$(6,000)	$614,000	$1,139,000	$2,948,000
Operating expenses	(2,000)	(488,000)	(627,000)	(1,638,000)
Real estate taxes	—	(26,000)	(38,000)	(139,000)
Depreciation	—	(206,000)	(295,000)	(763,000)
Mortgage interest expense	—	—	—	(232,000)

	$(8,000)	$(106,000)	$179,000	$176,000

Liquidity and Capital Resources

The sources of working capital for the Company on both a short-term and long-term basis are provided by operating activities, from which the Company generally funds operating requirements, periodic distributions to investors and capital expenditures, supplemented as needed by mortgage or other financings as well as property sales. Sixteen of the properties in the portfolio are currently unencumbered by mortgage debt, and at September 30, 2006, the Company had approximately $1.4 million in cash and cash equivalents. The Company maintains unsecured credit lines of $50 million with commercial banks-of which approximately $48.0 million was available at September 30, 2006-which it utilizes to temporarily finance the cost of portfolio growth, property improvements, and other expenditures. Utilization of the bank lines is subject to certain restrictive covenants, borrowing levels, and the maintenance of prescribed financial ratios:

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

The Company was in compliance with each of these covenants as of September 30, 2006.

Net cash flows provided by operating activities increased approximately $16.7 million in 2006 from 2005. The increase is primarily attributable to an improvement in net operating income of approximately $9.8 million and a $3.7 million increase in accounts receivable primarily attributable to the hurricane claim as well as a $3.7 million increase in accounts payable and accrued expenses principally attributable to the timing in payment of certain expenses as compared to the prior year’s period.

Net cash flows provided by investing activities decreased approximately $2.9 million in 2006 from 2005, primarily due to a decrease in proceeds from the sale of real estate, partially offset by a decrease in acquisitions of and improvements to real estate investments.

Net cash flows used in financing activities increased approximately $18.7 million in 2006 from 2005, primarily due to a $27.7 million decrease in proceeds from issuance of shares of common stock pursuant to an equity placement and direct stock purchase and stock option plans, an $11.9 million increase in the amount of borrowing on notes payable to banks, a $2.0 million increase in the purchase of preferred stock and a $903,000 increase in distributions paid to common stockholders because of additional shares outstanding. The increase was partially offset by a $21.7 decrease in principal payments on mortgage notes payable and a $2.6 million reduction in redemption of debentures in 2006 compared to 2005.

Stock Repurchase Programs

The Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company’s common stock. This repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. No shares have been repurchased under this plan as of September 30, 2006.

On December 1, 2005, the Board of Directors authorized the repurchase of all or a portion of the 336,040 issued and outstanding shares of its 9.75% Series B Cumulative Redeemable Preferred Stock. The shares may be purchased in the open market or in privately negotiated transactions, and at times and in amounts that the Company’s management deems appropriate. As of September 30, 2006 the Company had repurchased 89,500 shares of its 9.75% Series B Cumulative Redeemable Preferred Stock resulting in a balance of 246,540 shares outstanding.

Contractual Obligations

Holders of our 9.75% Series B Cumulative Redeemable Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the payment of distributions, preferential cumulative cash distributions at the rate of 9.75% per annum of the liquidation preference per share (equivalent to a fixed annual amount of $2.4375 per share). Distributions on the 9.75% Series B Cumulative Redeemable Preferred Stock will be payable quarterly in arrears on the fifteenth day of February, May, August and

November of each year, or, if not a business day, the next succeeding business day. The 9.75% Series B Cumulative Redeemable Preferred Stock is redeemable after May 10, 2007, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon to the date fixed for redemption, without interest. In connection with the Merger, each share of the 9.75% Series B Cumulative Redeemable Preferred Stock will be exchanged for approximately $26.79 in cash, which will be paid shortly following the closing of the Merger.

Our common stock distribution policy is to pay quarterly distributions to common stockholders, based upon, among other things, funds from operations, as opposed to net income. Because funds from operations excludes the deduction of non-cash charges, principally depreciation on real estate assets, quarterly distributions will typically be greater than net income and may include a tax-deferred return of capital component.

There were no other material changes outside the ordinary course of our business during the three months ended September 30, 2006 to our contractual obligations as set forth in the Liquidity and Capital Resources section of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

FFO is a key operating measure used by management in evaluating operating performance, and trends in operating performance. The Company also uses FFO to compare operating performance with other equity REITs, particularly those who own retail and residential properties. In computing FFO, the Company excludes the effect of depreciation, amortization, impairment write downs and gains and losses from sales of real estate. In the Company’s view, these amounts, which are derived from historical cost, are of limited relevance in evaluating current performance. The Company’s experience, and the experience of other owners of shopping centers and apartment communities in the markets in which we operate, is that depreciation and amortization have virtually no correlation with changes in the value of the properties. Real estate assets can also appreciate rather than depreciate in value over time.

The Company believes that FFO, by excluding items referred to above, which can vary among owners of similar assets in similar condition based on historical cost accounting and useful life estimates, can help compare the operating performance of a company’s real estate. The Company’s FFO may not be comparable to FFO reported by other REITs, who may not define FFO in a comparable manner or may use different interpretations in the calculation. The Company believes that FFO may also facilitate comparisons of operating performances between the Company and other equity REITs. Investors should review FFO, along with GAAP net income and other appropriate operating measures and cash flows from operating activities, investing activities and financing activities when trying to understand an equity REIT’s operating performance. FFO is not a GAAP measure or a disclosure required by the Securities and Exchange Commission.

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

	Three months ended September 30
	2006		2005
	Dollars	Shares (a)	Dollars	Shares (a)
Net income or (loss)	$2,350	21,468	$(2,300)	21,116
Additions:
Depreciation and amortization	3,040		3,250
Deductions:
(Gains) or losses on sale of real estate	—		—
Preferred dividends	(150)		(205)
Amortization costs	(49)		(271)

Funds from operations - available to common shareholders	$5,191	21,468	$474	21,116

(a)	Weighted average shares outstanding

	Nine months ended September 30
	2006		2005
	Dollars	Shares (a)	Dollars	Shares (a)
Net income (loss)	$(2,080)	21,416	$13,673	18,086
Additions:
Depreciation and amortization	13,634		9,628
Deductions:
(Gains) or losses on sale of real estate	4,805		(15,692)
Preferred dividends	(497)		(614)
Amortization costs	(148)		(599)

Funds from operations - available to common shareholders	$15,714	21,416	$6,396	18,086

(a)	Weighted average shares outstanding

For the three months ended September 30, 2006, the net income available to common stockholders was approximately $2.2 million compared to a net loss of $2.5 million for the same period in 2005. For the nine months ended September 30, 2006, the net loss available to common stockholders was approximately $2.6 million compared to income of $13.1 million for the same period in 2005. The decrease was due to a net loss on the sale of real estate of $4,805,000, primarily attributable to the sale of Hammond Square Mall and an accelerated charge to depreciation expense of $4,258,000 due to the partial demolition of a real estate asset in connection with a redevelopment project at Lantana Shopping Center in Palm Beach County, Florida to construct a new Publix Supermarket and an Office Depot. The 2005 period included a gain on the sale of real estate operations totaling $15,692,000 attributable to the sale of Bryn Mawr Apartments. The decrease was partially offset by a reduction in administrative expenses to approximately $2,868,000 as compared to $5,263,000 for the same period in 2005. This decrease of approximately $2,395,000 for the nine months is attributable to lower costs for payroll, equipment maintenance, travel and entertainment, and legal and accounting services. Additionally, interest expense for the nine months ended September 30, 2006, totaled $5,250,000 compared to $9,154,000 in the same period last year due primarily to the payoff of the second mortgages held on the apartment properties and the effects of conversion and redemption of approximately $56 million of debentures, partially offset by higher interest rates on the Company’s bank lines of credit.

Effects of Inflation

Substantially all of the Company’s retail leases contain provisions de signed to provide the Company with a hedge against inflation. Most of the Company’s retail leases contain provisions that enable the Company to receive percentage rentals based on tenant sales in excess of a stated breakpoint and/or provide for periodic increases in minimum rent during the lease term. The majority of retail leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions. In addition, most retail leases require tenants to pay a contribution towards property operating expenses, thereby reducing exposure to higher operating costs caused by inflation. Apartment leases are written for short terms, generally nine to twelve months, and are adjusted according to changing market conditions.

Future Results

This Form 10-Q and other documents prepared and statements made by the Company may contain certain forward-looking statements that are subject to risk and uncertainty. Investors and potential investors in the Company’s securities are cautioned that a number of factors could adversely affect the Company and cause actual results to differ materially from those in the forward-looking statements, including, but not limited to (a) the inability to lease current or future vacant space in the Company’s properties; (b) decisions by tenants and anchor tenants who own their space to close stores at properties; (c) the inability of tenants to pay rent and other expenses; (d) tenant financial difficulties; (e) general economic and world conditions, including threats to the United States homeland from unfriendly factions; (f) decreases in rental rates available from tenants; (g) increases in operating costs at properties; (h) increases in corporate operating costs associated with new regulatory requirements; (i) lack of availability of financing for acquisition, development and rehabilitation of properties; (j) force majeure as it relates to construction and renovation projects; (k) possible dispositions of mature properties since the Company is continuously engaged in the examination of the various lines of business; (l) increases in interest rates; (m) a general economic downturn resulting in lower retail sales and causing downward pressure on occupancies and rents at retail properties; (n) forces of nature; (o) the adverse tax consequences if the Company were to fail to qualify as a REIT in any taxable year; and (p) inability of Sizeler to complete the transactions contemplated by its definitive merger agreement with Revenue Properties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The disclosure contained in Item 7a, Quantitative and Qualitative Disclosures About Market Risk, of our Form 10-K, is incorporated by reference for the year ended December 31, 2005. During the nine months of 2006, the Company reduced short term, variable rate debt to $2,020,000 at September 30, 2006 from $25,995,000 at December 31, 2005, reducing the exposure to interest rate changes. There have been no other material changes during the first nine months of 2006.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Since the Company announced on August 21, 2006 that it had entered into a definitive agreement with Revenue Properties, the Company has become aware of the filing of three civil actions alleging that the Company’s directors breached their fiduciary duties by entering into the agreement. The actions are J. Slade Anderson v. Sizeler Property Investors, Inc., et al. (filed on or about August 29, 2006 in the Circuit Court for Baltimore City, Maryland); Asbestos Workers Local 24 Pension Fund v. Sizeler Property Investors, Inc., et al.

(filed on or about September 1, 2006 in the Circuit Court for Baltimore County, Maryland, voluntarily dismissed without prejudice and then re-filed on or about October 24, 2006 in the Circuit Court for Baltimore City, Maryland); and The Pennsylvania Avenue Funds v. Sizeler Property Investors, Inc., et al. (filed on or about September 18, 2006 in the 24th Judicial District Court for the Parish of Jefferson, Louisiana). Sizeler and all six of its present directors are named as defendants in all of these actions. Revenue Properties and one of its subsidiaries, Thomas A. Masilla, Jr., the Company’s principal executive officer, and Michael Ashner, a former director of the Company, are named as defendants in one or more but not all of the actions. All three actions purport to have been brought on behalf of a class consisting of all of the Company’s stockholders other than the Company, Revenue Properties and their affiliates. All three actions seek to enjoin the consummation of the proposed transaction with Revenue Properties or, alternatively, an award of damages in the event that the proposed transaction is consummated. The defendants intend to defend themselves vigorously in all three actions. The Pennsylvania Avenue Funds had requested that the judge issue a preliminary injunction enjoining the Merger. On November 3, 2006, the judge denied the request for an injunction on the basis that the plaintiff did not show it was likely to prevail on the merits and that there was no showing of irreparable harm.

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

Date: November 9, 2006